Form 10QSB
period 2001-09-30
ARTESCOPE INC
filed 2001-11-14
CIK 1143238

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                        ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from              to
                                              --------------  -----------------

Commission File Number: 000-33309

                                 Artescope, Inc.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                             33-0953557
--------                                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


           18335 Mt. Langley Street, Fountain Valley, California 92708
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 280.8475
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 13, 2001, there were 6,210,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------







                                 ARTESCOPE, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                 ARTESCOPE, INC.
                          (a development stage company)

                                    CONTENTS





                                                                           PAGE
                                                                           ----
Financial Statements (Unaudited)

     Balance Sheet                                                          1

     Statements of Operations                                               2

     Statements of Changes in Stockholders' Equity                          3

     Statements of Cash Flows                                               4

     Notes to Financial Statements                                          5

                                 ARTESCOPE, INC.
                          (a development stage company)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)


                                     ASSETS
                                     ------
Current assets
   Cash                                                          $      17,701
   Accounts receivable, net                                                ---
                                                                 -------------

    Total current assets                                                17,701

Other assets                                                               ---
                                                                 -------------

    Total assets                                                 $      17,701
                                                                 =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable and accrued expenses                         $       1,250
                                                                 -------------

    Total current liabilities                                            1,250
                                                                 -------------

Stockholders' Equity
      Preferred stock, $.001 par value;
          Authorized shares -- 5,000,000
           Issued and outstanding share -- 0                               ---
                                                                 -------------

    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 6,210,000                         6,210
    Additional paid-in capital                                          32,565
    Deficit accumulated during the development stage                   (22,324)
                                                                 --------------

       Total stockholders' equity                                       16,451
                                                                 -------------

          Total liabilities and stockholders' equity             $      17,701
                                                                 =============






                See accompanying notes to financial statements.

                                 ARTESCOPE, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                    THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,     MARCH 2, 2000
                                   ----------------------------------     --------------------------------     (INCEPTION) -
                                          2001              2000               2001              2000          SEPTEMBER 30,
                                   ---------------    ---------------     --------------   ---------------     --------------
Revenues
   Design and media production     $           247    $           ---     $        1,742   $           ---     $        1,742
    Less: returns and allowances               ---                ---                ---               ---                ---
                                   ---------------    ---------------     --------------   ---------------     --------------

         Net revenues                          247                ---              1,742               ---              1,742

Operating expenses
   Consulting services                         ---                ---              1,000             1,525              2,525
   Legal and professional fees               7,925              1,000             16,910             1,550             20,960
   Printing and reproduction                   ---                ---                359               ---                359
   Office supplies and expense                 102                ---                222               ---                222
                                   ---------------    ---------------     --------------   ---------------     --------------

    Total operating expenses                 8,027              1,000             18,491             3,075             24,066
                                   ---------------    ---------------     --------------   ---------------     --------------

Loss from operations                        (7,780)            (1,000)           (16,749)           (3,075)           (22,324)

Provision for income taxes                     ---                ---                ---               ---                ---
                                   ---------------    ---------------     --------------   ---------------     --------------

Net loss/Comprehensive loss        $        (7,780)   $        (1,000)    $      (16,749)  $        (3,075)    $      (22,324)
                                   ===============    ===============     ==============   ===============     ==============

Net loss/comprehensive loss per
   common share ---basic and
   diluted                         $          (---)   $          (---)    $         (---)  $          (---)    $         (---)
                                   ===============    ===============     ==============   ===============     ==============
Weighted average of common
    shares --- basic and diluted         6,210,000          3,075,000          4,996,440         3,075,000          3,970,350
                                   ===============    ===============     ==============   ===============     ==============





               See accompanying notes to financial statements.

                                 ARTESCOPE, INC.
                          (a development stage company)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              MARCH 2, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2001

                                   (UNAUDITED)


                                             Common Stock             Additional
                                      ---------------------------       Paid-In      Accumulated
                                         Shares          Amount          Capital        Deficit          Total
                                      ------------    -----------     -----------     -----------     -----------
Balance, March 2, 2000                         ---    $       ---     $       ---     $       ---     $       ---

Issuance of common stock,
  March 3, 2000                          3,075,000          3,075             ---             ---           3,075

Net loss/Comprehensive loss                    ---            ---             ---          (3,075)         (3,075)
                                      ------------    -----------     -----------     -----------     -----------

Balance, June 30, 2000                   3,075,000          3,075             ---          (3,075)            ---
                                      ------------    -----------     -----------     -----------     -----------

Net loss/Comprehensive loss                    ---            ---             ---          (2,500)         (2,500)
                                      ------------    -----------     -----------     -----------     ------------

Balance, December 31, 2000               3,075,000          3,075             ---          (5,575)         (2,500)
                                      ------------    -----------     -----------     -----------     -----------

Issuance of common stock,
  February 28, 2001                      1,500,000          1,500           1,500             ---           3,000

Issuance of common stock,
  May 25, 2001                           1,635,000          1,635          31,065             ---          32,700

Net loss/Comprehensive loss                    ---            ---             ---          (8,969)         (8,969)
                                      ------------    -----------     -----------     -----------     -----------

Balance, June 30, 2001                   6,210,000    $     6,210     $    32,565     $   (14,544)    $    24,231
                                     -------------   ------------    ------------    -------------    -----------

Net loss/comprehensive loss                    ---                            ---          (7,780)         (7,780)
                                      ------------   ------------    ------------    -------------    -----------

Balance, September 30, 2001              6,210,000   $      6,210    $     32,565     $   (22,324)    $    16,451
                                     =============   ============    ============     ============    ===========





                 See accompanying notes to financial statements.

                                 ARTESCOPE, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                               NINE MONTHS ENDED SEPTEMBER 30,          MARCH 2, 2000
                                                              ------------------------------------      (INCEPTION) -
                                                                   2001                 2000          SEPTEMBER 30, 2001
                                                              ----------------     ---------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $        (16,749)    $        (3,075)   $         (22,324)
   Adjustments  to reconcile net loss to net cash used in
     operating activities
    Cost of consulting paid with common stock                            1,000               1,525                2,525
    Cost of legal services paid with common stock                          ---               1,550                1,550
    Changes in operating assets and liabilities
       Increase (decrease) in accounts payable
         and accrued expenses                                           (1,250)                ---                1,250
                                                              ----------------     ---------------      ---------------

          Net cash used by operating activities                        (16,999)                ---              (16,999)
                                                              ----------------     ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES                                       ---                 ---                  ---
                                                              ----------------     ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                               34,700                 ---               34,700
                                                              ----------------     ---------------      ---------------

          Net cash provided by financing activities                     34,700                 ---               34,700
                                                              ----------------     ---------------      ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                          17,701                 ---               17,701

CASH AND CASH EQUIVALENTS, beginning of period                             ---                 ---                  ---
                                                              ----------------     ---------------      ---------------

CASH AND CASH EQUIVALENTS, end of period                      $         17,701     $           ---      $        17,701
                                                              ================     ===============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW   INFORMATION
    Income taxes paid                                         $            800     $           ---      $           ---
                                                              ================     ===============      ===============
    Interest paid                                             $            ---     $           ---      $           ---
                                                              ================     ===============      ===============

                                 ARTESCOPE, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)


NOTE 1 - NATURE OF OPERATIONS

           Artescope, Inc. (the "Company") provides digital graphics design and production services for commercial and corporate enterprises. The Company is headquartered in Fountain Valley, California.


NOTE 2 - BASIS OF PRESENTATION

            The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 and 2000 and from March 2, 2000 (inception) through September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 included in the Company's registration statement filing on Form SB-2.


NOTE 3 - COMMON STOCK

         On March 3, 2000, the Company issued 1,525,000 shares of its common stock to its officers and founders for consulting services and 1,550,000 shares of its common stock to various individuals for legal services rendered in connection with the initial start-up and organization costs incurred. Since there was no readily available market value at the time the services were rendered, par value of $0.001 per share was considered as a reasonable estimate of fair value by all parties.

         On February 28, 2001, the Company issued 1,500,000 shares of its common stock to an officer and director for cash of $2,000 and consulting services. Since there was no readily available market value at the time the services were rendered, the value of $0.002 per share was considered as a reasonable estimate of fair value between the Company and the officer.

         On May 31, 2001, the Company completed a "best efforts" offering of its common stock pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. In accordance with the Private Placement Memorandum Offering, which was initiated on March 15, 2001, the Company issued 1,635,000 shares of its common stock at $0.02 per share for a total of $32,700.

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We are a development stage business that has generated only minimal revenues to date. We began our current operations in February 2001. We provide graphic design services to various commercial and corporate entities. Our services primarily include commercial digital graphics design and production services related to digitally-created print, graphics and multimedia services. These services include the production and distribution of marketing materials and providing on-demand printing services.

Our graphic design services range from print media, catalogues on CD-ROM, trade show graphics and web page design and development. The design and production of our products involve a wide range of marketing, advertising and media imaging and digital printing using software and digital printing equipment. Our primary focus is on design, however, we work closely with various third parties to meet our client's needs for graphic design and production.

Liquidity and Capital Resources.

We had cash of $17,701 as at September 30, 2001. Our total assets were approximately $17,701 as at September 30, 2001. Our total liabilities were approximately $1,250 as at September 30, 2001.

Results of Operations.

Revenues. For the three-month period ended September 30, 2001, we realized revenues of approximately $247 from design and media production services that we provided. For the nine-month period ended September 30, 2001, we realized revenues of $1,742. We hope to generate additional revenues as we expand customer base.

Operating Expenses. For the quarter ended September 30, 2001, our total expenses were approximately $8,027. From our inception on March 2, 2000 to September 30, 2001, we incurred operating expenses of $24,066. The majority of those expenses were represented by legal and professional fees and consulting fees. For the quarter ended September 30, 2001, we experienced a net loss of approximately $7,780 compared to net loss of $1,000 during the same period in 2000. Losses from our inception (March 2, 2000) to September 30, 2001 were $22,324.

Our Plan of Operation for the Next Twelve Months. We provide graphic design services to commercial and corporate entities. Our services primarily include commercial digital graphics design and production services relating to digitally created print, graphics and multimedia services.

To effectuate our business plan during the next twelve months, we must increase our current customer base. We anticipate that we will use revenues generated to expand our operations. However, we may not be able to expand our operations effectively. Our failure to market and promote our services will harm our business and future financial performance.

In the opinion of management, available funds will satisfy our working capital requirements through February 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------

None.

Item 5.  Other Information.
---------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Artescope, Inc.,
                                            a Delaware corporation



November 14, 2001                  By:      /s/ Renee Y. Close
                                            -----------------------------------
                                            Renee Y. Close
                                   Its:     President, Treasurer, Director