Form 10KSB
period 2001-12-31
ARTESCOPE INC
filed 2002-03-25
CIK 1143238

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                           -----------------   ----------------

Commission File Number: 000-33309

                                 Artescope, Inc.
                                 ---------------
             (Exact name of registrant as specified in its charter)

Delaware                                                             33-0953557
--------                                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

18335 Mr. Langley Street, Fountain Valley, California                    92708
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (949) 280.8475
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:


  Title of each class registered:    Name of each exchange on which registered:
  -------------------------------    ------------------------------------------

                None                                    None

Securities registered under Section 12(g) of the Act:

                   Common Stock, Par Value $.001
                   -----------------------------
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $3,639.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 21, 2002, approximately $0.

As of March 21, 2002, there were 6,210,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                          [ ] Yes       [X] No

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background. We were incorporated in Delaware on March 2, 2000 as 411 Place.com, Inc. On February 28, 2001, we changed our name to Artescope, Inc.

Our Business. We provide a wide range of graphic design services to various commercial and corporate entities. Our services primarily include commercial digital graphics design and production services relating to digitally created print, graphics and multimedia services. These services include the production and distribution of time-sensitive marketing materials and providing on-demand printing services.

Our graphic design services range from print media, catalogues on CD-ROM, trade show graphics and web page design and development. The design and production of these products involve a wide range of marketing, advertising and media imaging and digital printing using cutting-edge software and digital printing equipment. Our services primarily center on the development of visual images and concepts. In order for these images and concepts to be realized we engage in and work closely with third parties to print and produce tangible and digital media products for our clients.

Graphic communications services provided by us include digital communications, document management, offset printing, digital printing, data output, bindery, fulfillment services, mailing services and outsource services. We print brochures, booklets, confirmations of trade, client statements and adhesive books to meet the daily, weekly and monthly needs of our customers.

Our primary source of revenue is from print media design projects involving catalogs, circulars, brochures, packaging, photography, annual reports, and corporate identity development. Our secondary source of revenue is derived from Internet services such as web design, production and development.

Our Printing Services. We market the printing and finishing services of Parker Printing, Inc., a California corporation. Parker Printing, Inc. has no obligation to supply printing and finishing services to us and, therefore, Parker Printing, Inc. may terminate our relationship at any time. We do not have a written agreement with Parker Printing, Inc., although we believe that Parker Printing, Inc. will continue to provide printing and finishing services to us. Our belief that Parker Printing, Inc. will continue to provide printing and finishing services is based on the fact that our treasurer, director and principal shareholder, Bernard P. Colacchio, is the vice president of Parker Printing, Inc.

Our Target Markets and Marketing Strategy. We believe that our primary target market will consist of small and medium size commercial and corporate entities that desire digital graphics design and production services relating to digitally created print, graphics and multimedia services. Our marketing strategy is to promote our services and products and attract businesses to our website. Our marketing initiatives include:

    o utilizing direct response print advertisements placed primarily in small business, entrepreneurial, and special interest magazines;
    o    links to industry focused websites;
    o advertising by television, radio, banners, affiliated marketing and direct mail; and
    o    presence at industry tradeshows.

Growth Strategy. Our objective is to become a dominant provider of graphics design and production services. Our strategy is to provide clients with exceptional personal service and high quality digital graphics design. Key elements of our strategy include:

    o    increase our relationships with businesses;
    o increase our relationships with third party providers of digital products and services;
    o    continue and expand our website;
    o    provide additional services for businesses and consumers; and
    o pursue relationships with joint venture candidates. We will attempt to establish joint ventures with companies that will support our business development.

Our Website www.artescope.com. Our current website displays our corporate logo and contact information and provides a general description of the creative services that we provide as well as our production capabilities. We anticipate that our website will be developed to allow potential customers to acquaint themselves with our portfolio of prior print and virtual media.

Our Competition. The graphic communications services industry and general commercial printing industry in the United States is highly competitive. The graphic communications industry, which designs advertisements, logos, stationery, brochures and displays as well as recreating art for site plans, floor plans, and maps, is highly competitive. The commercial printing industry, which produces and distributes these designs, is also subject to competitive pressures. In each of the lines of business in which we provide services, we compete with a variety of companies, many of which have greater financial and other resources than us, or are subsidiaries or divisions of larger organizations. In particular, the industry is characterized by a small number of large, dominant organizations. We cannot guaranty that we will be able to compete effectively against the larger companies in this industry. During recent periods of economic downturn, excess production capacity in our business sectors has resulted in more competitive pricing. In addition, a significant source of competition is the in-house capability of our target customer base. We cannot guaranty that these businesses will outsource more of their printing and document management needs or that such businesses will continue to seek such outsourcing services.

We compete with a substantial number of other general commercial printing companies, advertising agencies and graphic design firms. We also have competition from small fragmented print shops and graphic design firms that operate in the same geographic areas as we do. The major competitive factors in our business are the quality of customer service, the quality of finished products and price. Our ability to compete effectively in providing customer service and quality finished products is primarily dependent on the level of sophistication and creativity of our products, the availability of equipment and the ability to perform the services with speed and accuracy. We believe we compete effectively in all of these areas.

Many of our competitors have substantially greater financial, technical, managerial, marketing and other resources than we do and they may compete more effectively than we can. If our competitors offer graphic arts services at lower prices than we do, we may have to lower the prices we charge, which will adversely affect our results of operations. Furthermore, many of our competitors are able to obtained more experienced and talented graphic artists who create more compelling and engaging print, graphics and web media designs.

Our Intellectual Property. We do not presently own any patents, trademarks, licenses, concessions or royalties, other than a California state trademark for our corporate logo. Our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that

    o    these agreements will not be breached;
    o    we would have adequate remedies for any breach; or
    o our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of either our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

We own the Internet domain name www.artescope.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Government Regulation. We are subject to regulation under various federal, state and local laws relating to employee safety and health, and to the generation, storage, transportation, disposal and emission into the environment of hazardous substances. We believe that we are in material compliance with such laws and regulations. Although compliance with such laws and regulations in the future may entail additional capital expenditures, we do not anticipate that such expenditures will be material.

Our Research and Development. We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future.

Employees. As of March 21, 2002, we have two part time employees. We do not currently anticipate that we will hire any employees in the next six months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key senior management personnel and our ability to attract and retain managerial personnel. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our expansion and business development.

Facilities. Our executive, administrative and operating offices are located at 18335 Mt. Langley Street, Fountain Valley, California 92708. Bernard P. Colacchio, our Treasurer and a Director, currently provides office space to us at no charge.

Item 2.  Description of Property.
---------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

================================ ========================== ====================
Property                            December 31, 2001         December 31, 2000
-------------------------------- -------------------------- --------------------
Cash                                                $9,534                   $0
-------------------------------- -------------------------- --------------------
Property and Equipment, net                             $0                   $0
================================ ========================== ====================

Our Facilities. Our executive, administrative and operating offices are located at 18335 Mt. Langley Street, Fountain Valley, California 92708. Bernard P. Colacchio, our treasurer and one of our directors, currently provides office space to us at no charge. We do not have a written lease or sublease agreement and Mr. Colacchio does not expect to be paid or reimbursed for providing office facilities.

Item 3.  Legal Proceedings.
----------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.


                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Prices of Common Stock. Since March 2002, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "ARTE". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. Since March 2002, our common stock has not traded. The price per share is currently $0.00 per share.

624,200 shares of our common stock can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three months an amount of restricted securities equal to one percent of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, which ever is more. Rule 144 also provides that, after holding such securities for a period of two years, a nonaffiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

In November 2001, our registration statement on Form SB-2 to register 2,560,000 shares of common stock held by our shareholders was declared effective by the SEC. The approximate number of holders of record of shares of our common stock is thirty one. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

    o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
    o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
    o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
    o    a toll-free telephone number for inquiries on disciplinary actions;
    o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
    o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

    o    the bid and offer quotations for the penny stock;
    o the compensation of the broker-dealer and its salesperson in the transaction;
    o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
    o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
-------------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

For the year ended December 31, 2001, compared to the year ended December 31, 2000.

Liquidity and Capital Resources.

We had cash of $9,534 as at December 31, 2001. Our total current assets were approximately $11,216, of which $1,682 is represented by accounts receivable as at December 31, 2001. Based on our recent history, we believe these accounts receivable will be collected in a timely fashion. Our total liabilities were approximately $6,488 as at December 31, 2001, which consisted of accounts payable and accrued expenses. We have no long-term commitments or contingencies.

Results of Operations.

Revenues. For the year ended December 31, 2001, we realized revenues of approximately $3,639 from design and media production services that we provided. For the period from our inception on March 2, 2000 to December 31, 2000, we realized no revenues. The increase in revenues was due to the commencement of our operations related to our graphic and media production services. We hope to generate additional revenues as we expand our customer base.

Operating Expenses. For the year ended December 31, 2001, our total expenses were approximately $31,311. These expenses included $1,000 for consulting expenses, $28,405 was represented by legal and professional fees and consulting fees, $565 for office supplies and expenses, and $1,341 for printing and reproduction expenses. From our inception on March 2, 2000 to December 31, 2000, we incurred operating expenses of $5,575, which were represented by $4,050 for legal and professional fees and $1,525 for consulting fees. For the year ended December 31, 2001, we experienced a net loss of approximately $28,472 compared to net loss of $5,575 for the period from March 2, 2000, our inception to December 31, 2000.

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

In the opinion of management, available funds will satisfy our working capital requirements through the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Item 7.  Financial Statements
-----------------------------

The financial statements required by Item 7 are presented in the following order:


                                                                         PAGE
                                                                         ----
Independent Auditor's Report                                              9

Financial Statements:

     Balance Sheets                                                       10

     Statements of Operations                                             11

     Statements of Changes in Stockholders' Equity                        12

     Statements of Cash Flows                                             13

     Notes to Financial Statements                                        14



<

                          Independent Auditor's Report



To the Stockholders of
Artescope, Inc.


         I have audited the accompanying balance sheet of Artescope, Inc. as of December 31, 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

         I conducted my audits in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Artescope, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with generally accepted accounting principles in the United States.



                                          /s/ Quintanilla

                                          A Professional Accountancy Corporation
                                          Laguna Niguel, California


                                          February 15, 2002

                                 ARTESCOPE, INC.


                                  BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS
                                     ------
Current assets
   Cash                                                                 $ 9,534
   Accounts receivable, net of allowance for
   doubtful accounts of  $35                                              1,682
                                                                  -------------
     Total current assets                                                11,216

Other assets                                                                ---
                                                                  -------------
     Total assets                                                 $      11,216
                                                                  =============


                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      -------------------------------------

Current liabilities
   Accounts payable and accrued expenses                                  6,488
                                                                   ------------
     Total current liabilities                                            6,488

Contingencies

Stockholders' Equity
    Preferred stock, $.001 par value;
       Authorized shares-- 5,000,000
       Issued and outstanding shares-- 0                                    ---
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 6,210,000                          6,210
    Additional paid-in capital                                           32,565
    Accumulated deficit                                                 (34,047)
                                                                  -------------
    Total stockholders' equity                                            4,728
                                                                  -------------
       Total liabilities and stockholders' equity                 $      11,216
                                                                  =============






                 See accompanying notes to financial statements.

                                 ARTESCOPE, INC.


                            STATEMENTS OF OPERATIONS



                                                                                 MARCH 2, 2000
                                                             YEAR ENDED         (INCEPTION) -
                                                          DECEMBER 31, 2001    DECEMBER 31, 2000
                                                            -------------       -------------
Revenues
   Design and production                                    $       3,639       $         ---
   Less: returns and allowances                                       ---                 ---
                                                            -------------       -------------
       Net revenues                                                 3,639                 ---

Operating expenses
   Consulting services                                              1,000               1,525
   Legal and professional fees                                     28,405               4,050
   Office supplies and expense                                        565                 ---
   Printing and reproduction                                        1,341                 ---
                                                            -------------       -------------
       Total operating expenses                                    31,311              (5,575)
                                                            -------------       -------------
Loss from operations                                              (27,672)             (5,575)

Provision for income tax expense (benefit)                            800                 ---
                                                            -------------       -------------
Net loss/comprehensive loss                                 $     (28,472)      $      (5,575)
                                                            =============       =============
Net loss/comprehensive loss per common
share--basic and diluted                                    $         ---       $         ---
                                                            =============       =============
Weighted average of common shares-- basic and diluted           5,305,625           3,075,000
                                                            =============       =============





                 See accompanying notes to financial statements.

                                 ARTESCOPE, INC.


                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                        Common Stock              Additional
                                        ------------               Paid-In        Accumulated
                                    Shares          Amount         Capital          Deficit             Total
                                 ------------    -----------     -----------     -----------         -----------
Balance, March 2, 2000                    ---    $       ---     $       ---     $       ---         $       ---

Issuance of common stock,
  March 3, 2000                     3,075,000          3,075             ---             ---               3,075

Net loss/comprehensive loss               ---            ---             ---          (5,575)             (5,575)
                                 ------------    -----------     -----------     -----------         -----------
Balance, December 30, 2000          3,075,000          3,075             ---          (5,575)             (2,500)
                                 ------------    -----------     -----------     -----------         -----------
Issuance of common stock,
  February 28, 2001                 1,500,000          1,500           1,500             ---               3,000

Issuance of common stock,
  May 25, 2001                      1,635,000          1,635          31,065             ---              32,700

Net loss/comprehensive loss               ---            ---             ---         (28,472)            (28,472)
                                 ------------    -----------     -----------     -----------         -----------
Balance, December 31, 2001          6,210,000    $     6,210     $    32,565     $   (34,047)        $     4,728
                                =============   ============    ============    =============       ============





                 See accompanying notes to financial statements.

                                 ARTESCOPE, INC.


                            STATEMENTS OF CASH FLOWS




                                                                                   MARCH 2, 2000
                                                                   YEAR ENDED      (INCEPTION) -
                                                               DECEMBER 31, 2001  DECEMBER 31, 2000
                                                                 --------------     --------------
Cash flows from operating activities
   Net loss                                                      $      (28,472)    $       (5,575)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
    Cost of services paid with common stock                               1,000              3,075
    Changes in operating assets and liabilities
       (Increase) in accounts receivable                                 (1,682)               ---
       Increase in accounts payable and accrued expenses                  3,988              2,500
                                                                 --------------     --------------

          Net cash used in operating activities                         (25,166)               ---

Cash flows from investing activities                                        ---                ---
                                                                 --------------     --------------
          Net cash provided by investing activities                         ---                ---
                                                                 --------------     --------------

Cash flows from financing activities
   Proceeds from the issuance of common stock                            34,700                ---
                                                                 --------------     --------------
          Net cash provided by financing activities                      34,700                ---
                                                                 --------------     --------------
Net increase in cash                                                      9,534                ---

Cash, beginning of year                                                     ---                ---
                                                                 --------------     --------------
Cash, end of year                                                $        9,534     $          ---
                                                                 ==============     ==============
Supplemental disclosure of cash flow information
    Income taxes paid                                            $          800     $          ---
                                                                 ==============     ==============
    Interest paid                                                $          ---     $          ---
                                                                 ==============     ==============



                 See accompanying notes to financial statements.

                                 ARTESCOPE, INC.


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

         Business Description - Artescope, Inc. (the "Company") was incorporated in the state of Delaware on March 2, 2000 under the name "411 Place.com". The name became Artescope, Inc. in February 2001. The Company provides digital graphics design and production services for commercial and corporate enterprises. The Company is headquartered in Fountain Valley, California.

         Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2001 and 2000, the Company had no cash equivalents.

         Accounts Receivable - Receivables represent valid claims against debtors for sales or other charges arising on or before the balance-sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is computed at 2% of outstanding amounts.

         Fair Value of Financial Instruments - The carrying amount of the Company's financial instruments, which includes cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

         Revenue Recognition - The Company generally recognizes revenues services provided to its customers are completed, fees are fixed or determinable, and collectibility is probable. The Company provides an allowance for sales returns based on historical experience. Cost of goods sold consists of the purchase price of products sold including inbound and outbound shipping charges, if any.

         Income Taxes - Income tax expense is based on pre-tax financial accounting income. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

         Net Loss per Common Share - Pursuant to its subsequent incorporation on March 2, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net income (loss) by the weighted average number of outstanding common shares during the year. The pro forma net income
(loss) per common share is presented for analysis purposes within the Company's statements of operations in accordance with SFAS 128.

                                 ARTESCOPE, INC.


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         Comprehensive Income/Loss - The Company applies Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. For the periods ended December 31, 2001 and December 31, 2000, the Company had no other components of its comprehensive loss other than net loss as reported on the statements of operations.

         Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



NOTE 2 -CONTINGENCIES

         As shown in the accompanying financial statements, the Company has incurred a net operating loss of approximately $34,000 since inception on March 2, 2000 through the period ended December 31, 2001. As such, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new services on a continual and timely basis so that profitable operations can be attained.

         Management's plans to mitigate its losses in the near term through the significant reduction of legal and professional fees that were incurred upon incorporation; for the preparation of the Company's Private Offering Memorandum; and for the performance of audit and review services. By having completed its registration process over the last six months, the Company has positioned itself to focus on securing its revenues sources, and management currently expects to meet its revenue targets for the remainder of 2002. In addition, should management determine it necessary, the Company will seek to obtain additional financing through the issuance of common stock and increase of ownership equity.



NOTE 3 - ACCRUED EXPENSES

         Accrued Wages and Compensated Absences - The Company currently does not have any employees. The majority of development costs and services have been provided to the Company by outside, third parties and by the founders. As such, there is no accrual for wages or compensated absences as of December 31, 2001 and 2000.

                                 ARTESCOPE, INC.


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



NOTE 4 - COMMON STOCK

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



NOTE 5 - INCOME TAXES

         At December 31, 2001, the Company has available for federal income tax purposes net operating loss carryforwards of approximately $28,000 expiring 2016, that may be used to offset future taxable income. Therefore, there is no provision for federal income taxes and only the minimum state franchise tax of $800 has been provided for the year ended December 31, 2001.

         In addition, the Company has deferred tax assets of approximately $6,675 at December 31, 2001. The Company has not recorded a benefit from its net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of ($6,675) has been provided for the deferred tax assets by the Company's management.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Our directors and principal executive officers are as specified on the following table:

========================= =============== =====================================
Name                           Age        Position
------------------------- --------------- -------------------------------------
Renee Y. Close                  27        President, Secretary, and a Director
------------------------- --------------- -------------------------------------
Bernard P. Colacchio            34        Treasurer and a Director
========================= =============== =====================================

Renee Y. Close. Ms. Close has been our president, secretary, treasurer and one of our directors since our inception. Ms. Close is responsible for the management of our day-to-day operations as well as our graphic design services. From 1998 to 2001, Ms. Close has worked as a graphic designer for Creative Design & Media, Inc., a Delaware corporation, where she is responsible for designing advertisements, logos, stationery, brochures and displays as well as recreating art for site plans, floor plans, and maps. Ms. Close graduated in 1997 from California State University, Fullerton with a Bachelor of Arts degree in communications with an emphasis in advertising. In addition, Ms. Close possesses a Microsoft Certification for Microsoft Office and Windows products, which she earned in 1998. Ms. Close is not an officer or a director of any reporting company.

Bernard P. Colacchio. Mr. Colacchio has been our treasurer and one of our directors since February 2001. Mr. Colacchio is responsible for our printing and finishing services. Mr. Colacchio currently devotes approximately ten hours per week to our operations, but anticipates that he will devote significantly more hours when we complete our development. Since 1993, Mr. Colacchio has been vice president of Parker Printing, Inc., a California corporation which engages in publishing, printing and finishing graphic and print media. Mr. Colacchio is not an officer or a director of any reporting company.

Renee Y. Close is the sister-in-law of Bernard P. Colacchio. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
---------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers whose total annual salary and bonus are anticipated to exceed $50,000 during the year ending December 31, 2001. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

============================================ ======= ============= ============= ===================== =========================
Name and Principal Position                   Year      Annual      Bonus ($)        Other Annual       All Other Compensation
                                                      Salary ($)                   Compensation ($)
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
Renee Y. Close - president, secretary        2001        None          None              None                    None
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
Bernard P. Colacchio - treasurer             2001        None          None              None                    None
============================================ ======= ============= ============= ===================== =========================

Compensation of Directors. Our director receives no compensation for his service on our board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 21, 2002 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

======================= ======================================== ==================================== ============================
                        Name of Beneficial Owner                 Amount of Beneficial Owner                  Percent of Class
Title of Class
----------------------- ---------------------------------------- ------------------------------------ ----------------------------
Common Stock            Renee Y. Close                               600,000 shares, president,                   9.66%
                        18335 Mt. Langley Street                      secretary and a director
                        Fountain Valley, CA 92708
----------------------- ---------------------------------------- ------------------------------------ ----------------------------
Common Stock            Bernard P. Colacchio                         1,500,000 shares, treasurer                  24.15%
                        18335 Mt. Langley Street                           and a director
                        Fountain Valley, CA 92708
----------------------- ---------------------------------------- ------------------------------------ ----------------------------
Common Stock            Michael Muellerleile                               400,000 shares                         6.44%
                        4100 Newport Place, Suite 830 Newport
                        Beach, CA 92660
----------------------- ---------------------------------------- ------------------------------------ ----------------------------
Common Stock            Ryan A. Neely                                      600,000 shares                         9.66%
                        513 Calle Amigo
                        San Clemente, CA 92673
----------------------- ---------------------------------------- ------------------------------------ ----------------------------
Common Stock            Michael Perisi                                     500,000 shares                         8.05%
                        308 Evening Canyon
                        Corona Del Mar, CA 92625
----------------------- ---------------------------------------- ------------------------------------ ----------------------------
Common Stock            Jack Obrey                                          500,000 shares                         8.05%
                        21145 Felipa Road
                        Yorba Linda, CA 92887
----------------------- ---------------------------------------- ------------------------------------ ----------------------------
Common Stock            All directors and named executive                 2,100,000 shares                        33.81%
                        officers as a group
======================= ======================================== ==================================== ============================

Michael J. Muellerleile is an employee of MC Law Group, which serves as our legal counsel.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:

Bernard P. Colacchio, our treasurer and one of our directors, is the vice president of Parker Printing, Inc. and currently provides office space to us at no charge. Mr. Colacchio, through Parker Printing, Inc. also provides us with printing and finishing services. From our inception through December 31, 2001, we have paid approximately $1,903 to Parker Printing, Inc. for printing and finishing services.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

o        disclosing such transactions in prospectus' where required;
o disclose in any and all filings with the Securities and Exchange Commission, where required; o obtain uninterested directors consent; and o obtain shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1                  Certificate of Incorporation*

3.2                  Certificate of Amendment to Certificate of Incorporation*

3.3                  Bylaws*

* Included in the registration statement on Form SB-2 filed on August 2, 2001.

(b) Reports on Form 8-K
-----------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, on March 21, 2002.


                                       Artescope, Inc.,
                                       a Delaware corporation


                                       By:    /s/ Renee Y. Close
                                              ---------------------------------
                                              Renee Y. Close
                                       Its:   principal executive officer
                                              president, secretary and director




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:       /s/ Renee Y. Close                         March 21, 2002
         -----------------------------------
         Renee Y. Close
Its:     principal executive officer
         president, secretary and director


By:      /s/ Bernard P. Colacchio                    March 21, 2002
         -----------------------------------
         Bernard P. Colacchio
Its:     principal financial officer
         treasurer, director