Form 10QSB
period 2002-03-31
ARTESCOPE INC
filed 2002-05-15
CIK 1143238

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended       MARCH 31, 2002
                                                              --------------

 [ ] TRANSITION REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from            to
                                                        ---------    ---------


                                            COMMISSION FILE NUMBER     000-33309
                                                                       ---------

                                 ARTESCOPE, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                 Incorporated in the State of Delaware                                 33-0953557
    --------------------------------------------------------------                     ----------
    (State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)



              29 Abingdon Road, Kensington, London, W86AH, England
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 44-20-7938-5409
                                 ---------------
                           (Issuer's telephone number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                     CLASS                          OUTSTANDING AT MAY 13, 2002
                     -----                          ---------------------------

       Common Stock - $0.001 par value                      6,210,000

Transitional Small Business Disclosure Format (Check one):  YES [ ]   NO  [X]

ARTESCOPE, INC.                   FORM 10-QSB                        PAGE 2 OF 4

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

See financial statements for the period ended March 31, 2002 attached to this Form 10-QSB.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

LIQUIDITY AND CAPITAL RESOURCES

Artescope had cash of $8,150 and working capital of $3,582 at March 31, 2002. During the three month period ended March 31, 2002, cash used in operations decreased by $1,384, primarily to cover an operating loss of $1,646 and a decrease in accounts payable of $1,812, offset by a decrease in accounts receivable of $1,574 and an occupancy cost contribution, by an officer, of $500. A decrease in working capital of $1,146 was primarily due to a reduction in cash of $1,384. Artescope has accumulated a deficit of $35,693 since inception and has stockholders equity of $3,582. Artescope has no long-term commitments or contingencies.

RESULTS OF OPERATIONS

Revenues. Artescope had revenues of $630 for the three month period ended March 31, 2002, as compared to the three month period ended March 31, 2001 when Artescope had no revenues. The increase in revenues was due to the commencement of operations related to graphic and media production services. Artescope hopes to generate additional revenues as it expands its' customer base.

Operating Expenses. Artescope had operating expenses of $2,276 for the three month period ended March 31, 2002, as compared to the three month period ended March 31, 2001 when Artescope had no operating expenses. The increase in operating expenses was from legal, professional, printing, occupancy and office expense requirements due to the commencement of graphic and media production operations.

ARTESCOPE, INC.                   FORM 10-QSB                        PAGE 3 OF 4

Plan of Operation for the Next Twelve Months. We anticipate that we will not be able to satisfy our working capital requirements for the next 12 months. As a result, we anticipate that we may need to raise additional funding to continue our operations. Such additional funding may be raised through public or private financing as well as borrowings and other sources. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be adversely affected. However, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation if we do not generate revenues.

We have also contemplated acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to assist us in raising the required funding. We have conducted informal discussions with potential acquisition or merger candidates, although we have not conducted any formal negotiations. We cannot guaranty that we will acquire or merge with a third party, or, if we acquire or merge with a third party, that such acquisition or merger will increase the value of our Common Stock.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. If we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Artescope is not a party to any pending legal proceedings, and to the best of Artescope's knowledge, none of Artescope's assets are the subject of any pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

During the first quarter of the fiscal year covered by this report, (i) Artescope did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Artescope did not sell any unregistered equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

During the first quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Artescope. Also during this quarter, no material arrearage in the payment of dividends has occurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

ITEM 5.  OTHER INFORMATION

There has been a change in Artescope's management. The previous directors and officers have resigned and as of May 6, 2002, John daCosta was appointed the sole director and officer of Artescope. As a result of the change in management, Artescope has moved its principal executive office to 29 Abingdon Road, Kensington, London, W86AH, England.

ARTESCOPE, INC.                   FORM 10-QSB                        PAGE 4 OF 4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to Artescope's previously filed Form SB-2 and Form 10-KSB.

(B)      REPORTS ON FORM 8-K.

There were no reports on Form 8-K filed by Artescope during the quarter ended March 31, 2002.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Artescope has caused this report to be signed on its behalf by the undersigned duly authorized person.


                   ARTESCOPE, INC.


                   By:  /S/ JOHN DACOSTA
                        --------------------------------------------------------
                   Name:    JOHN DACOSTA
                   Title:   SOLE DIRECTOR AND PRESIDENT, SECRETARY AND TREASURER

                   Dated:   MAY 14, 2002

                                 ARTESCOPE, INC.


                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                 ARTESCOPE, INC.


                                    CONTENTS





                                                                       PAGE
                                                                       ----

Financial Statements (Unaudited)

     Balance Sheets                                                     1

     Statements of Operations                                           2

     Statements of Changes in Stockholders' Equity                      3

     Statements of Cash Flows                                           4

     Notes to Financial Statements                                      5

                                 ARTESCOPE, INC.

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                            MARCH 31,           DECEMBER 31,
                                                                              2002                 2001
                                                                             -------             --------

                                     ASSETS
                                     ------

Current assets
   Cash                                                                      $ 8,150             $  9,534
   Accounts receivable, net                                                      108                1,682
                                                                             -------             --------

    Total current assets                                                       8,258               11,216

Other assets                                                                      --                   --
                                                                             -------             --------

          Total assets                                                       $ 8,258             $ 11,216
                                                                             =======             ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable and accrued expenses                                     $ 4,676             $  6,488
                                                                             -------             --------

    Total current liabilities                                                  4,676                6,488


Stockholders' Equity
      Preferred stock, $.001 par value;
          Authorized shares -- 5,000,000
           Issued and outstanding share -- 0                                      --                   --
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 6,210,000                               6,210                6,210
    Additional paid-in capital                                                33,065               32,565
    Accumulated deficit                                                      (35,693)             (34,047)
                                                                             -------             --------

       Total stockholders' equity                                              3,582                4,728
                                                                             -------             --------

          Total liabilities and stockholders' equity                         $ 8,258             $ 11,216
                                                                             =======             ========



                See accompanying notes to financial statements.

                                 ARTESCOPE, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                                        THREE MONTHS ENDED MARCH 31,
                                                                   ------------------------------------
                                                                       2002                     2001
                                                                   -----------              -----------

Net revenues                                                       $       630              $        --

Operating expenses
     Legal and professional fees                                            --                      850
     Printing and reproduction                                              --                      583
     Occupancy                                                              --                      500
    Office supplies and expense                                            343                       --
                                                                   -----------              -----------

       Total operating expenses                                          2,276                       --
                                                                   -----------              -----------

Loss from operations                                                    (1,646)                      --

Provision for income tax expense (benefit)                                  --                       --
                                                                   -----------              -----------

Net loss/comprehensive loss                                        $    (1,646)             $        --
                                                                   ===========              ===========

Net loss/comprehensive loss per common share-- basic and
    diluted                                                        $        --              $        --
                                                                   ===========              ===========

Weighted average of common shares-- basic and diluted                6,210,000                3,591,667
                                                                   ===========              ===========





                 See accompanying notes to financial statements.

                                 ARTESCOPE, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                MARCH 2, 2000 (INCEPTION) THROUGH MARCH 31, 2002

                                   (UNAUDITED)




                                             COMMON STOCK              ADDITIONAL
                                             ------------                PAID-IN        ACCUMULATED
                                       SHARES            AMOUNT          CAPITAL          DEFICIT            TOTAL
                                      ---------        ---------        ---------        ---------         ---------

Balance, March 2, 2000                       --        $      --        $      --        $      --         $      --

Issuance of common stock,
  March 3, 2000                       3,075,000            3,075               --               --             3,075

Net loss/comprehensive loss                  --               --               --           (5,575)           (5,575)
                                      ---------        ---------        ---------        ---------         ---------

Balance, December 31, 2000            3,075,000            3,075               --           (5,575)           (2,500)
                                      =========        =========        =========        =========         =========

Issuance of common stock,
  February 28, 2001                   1,500,000            1,500            1,500               --             3,000

Net loss/comprehensive loss                  --               --               --               --                --
                                      ---------        ---------        ---------        ---------         ---------

Balance, March 31, 2001               4,575,000            4,575            1,500           (5,575)              500
                                      =========        =========        =========        =========         =========

Issuance of common stock,
  May 25, 2001                        1,635,000            1,635           31,065               --            32,700

Net loss/comprehensive loss                  --               --               --          (28,472)          (28,472)
                                      ---------        ---------        ---------        ---------         ---------

Balance, December 31, 2001            6,210,000            6,210           32,565          (34,047)            4,728
                                      =========        =========        =========        =========         =========


Cost of occupancy
  contributed by officer                     --               --              500               --               500

Net loss/comprehensive loss                  --               --               --           (1,646)           (1,646)
                                      ---------        ---------        ---------        ---------         ---------

Balance, March 31, 2002               6,210,000        $   6,210        $  33,065        $ (35,693)        $   3,582
                                      =========        =========        =========        =========         =========



                See accompanying notes to financial statements.

                                 ARTESCOPE, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                     2002              2001
                                                                                   -------            -------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                       $(1,646)           $    --
    Adjustments  to  reconcile  net  loss to net  cash  used in  operating activities
    Occupancy cost contributed by officer                                              500                 --
    Changes in operating assets and liabilities
       Decrease in accounts receivable                                               1,574                 --
       (Decrease) in accounts payable and accrued expenses                          (1,812)                --
                                                                                   -------            -------

          Net cash used in operating activities                                     (1,384)                --
                                                                                   -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES                                                    --                 --
                                                                                   -------            -------
          Net cash provided by investing activities                                     --                 --
                                                                                   -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the issuance of common stock                                          --              2,000
                                                                                   -------            -------

          Net cash provided by financing activities                                     --              2,000
                                                                                   -------            -------

NET INCREASE (DECREASE) IN CASH                                                     (1,384)             2,000

CASH, beginning of period                                                            9,534                 --
                                                                                   -------            -------

CASH, end of period                                                                $ 8,150            $ 2,000
                                                                                   =======            =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income taxes paid                                                              $    --            $    --
                                                                                   =======            =======
    Interest paid                                                                  $    --            $    --
                                                                                   =======            =======


                See accompanying notes to financial statements.

                                 ARTESCOPE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

         Artescope, Inc. (the "Company") provides digital graphics design and production services for commercial and corporate enterprises. The Company was incorporated in the state of Delaware on March 2, 2000 and is headquartered in Fountain Valley, California.


NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-KSB.


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