Form 10QSB
period 2002-06-30
ARTESCOPE INC
filed 2002-08-14
CIK 1143238

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2002
                                                                   -------------

[ ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________________  to ____________________


                                            Commission file number   000-33309
                                                                    ------------

                                    GLOBETRAC INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Incorporated in the State of Delaware                                                 33-0953557
-------------------------------------------------------------           ------------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

              29 Abingdon Road, Kensington, London, W86AH, England
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 44-20-7938-5409
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Artescope, Inc.
           18335 Mt. Langley Street, Fountain Valley, California 92708
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             CLASS                         OUTSTANDING AT AUGUST 13, 2002
             -----                         ------------------------------
Common Stock - $0.001 par value                      21,040,000

Transitional Small Business Disclosure Format (Check one): YES [ ]   NO [X]

GLOBETRAC INC.                     FORM 10-QSB                       PAGE 2 OF 2

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

See financial statements for the period ended June 30, 2002, attached to this Form 10-QSB.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING PRESENTATION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF GLOBETRAC INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

GlobeTrac is a start-up business that has generated only minimal revenues to date. GlobeTrac began its current operations in February 2001, of providing graphic design services to various commercial and corporate entities. GlobeTrac's services primarily include commercial digital graphics design and production services related to digitally created print, graphics and multimedia services. These services include the production and distribution of marketing materials and providing on-demand printing services.

GlobeTrac's graphic design services range from print media, catalogues on CD-ROM, trade show graphics and web page design and development. The design and production of GlobeTrac's products involve a wide range of marketing, advertising and media imaging and digital printing using software and digital printing equipment. GlobeTrac's primary focus is on design, however, GlobeTrac works closely with various third parties to meet its client's needs for graphic design and production.

On May 6, 2002 the previous directors and officers of GlobeTrac resigned and a new, sole director and officer was appointed.

On June 28, 2002, GlobeTrac reached a verbal, conditional agreement with the shareholders of Global Axxess Corporation Limited to acquire all of their shares. Global Axxess Corporation Limited is a private Irish company that is a global wireless tracking and telematics distributor. Global Axxess has the exclusive right to distribute global wireless tracking and telematics products in Europe pursuant to a master distributorship agreement between Global Axxess Corporation Limited and WebTech Wireless Inc. dated June 19, 2002. Subject to certain conditions, GlobeTrac has agreed to acquire all of the shares of Global Axxess. The conditions for closing the share acquisition agreement include (1) the completion of GlobeTrac's due diligence on Global Axxess and WebTech to its satisfaction, (2) the appointment of new management of Global Axxess that is acceptable to GlobeTrac and that have the requisite experience and skill for the business of Global Axxess, (3) the signing of the master distributorship agreement, (4) the initial minimum order required under the master distributorship agreement to be filled and fully paid for, and (5) obtaining sufficient working capital for the next 12 months.

Also, on July 29, 2002, GlobeTrac changed its name from "Artescope, Inc." to "GlobeTrac Inc." and increased its authorized capital to 205 million shares.

The accompanying unaudited financial statements have been compiled from information provided by management assuming that GlobeTrac will continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, GlobeTrac has had operating losses and limited operating history resulting in an accumulated deficit of $48,638 since inception, negative working capital and a stockholder's deficit of $9,363 at June 30, 2002. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

RESULTS OF OPERATIONS

Revenues
--------

Revenue decreased $1,495 for the three-month period ended June 30, 2001, as compared to June 30, 2002, when GlobeTrac had no revenue. The decrease in revenue was caused by the change in management. GlobeTrac hopes to

GLOBETRAC INC.                     FORM 10-QSB                       PAGE 3 OF 3

generate additional revenues as it expands its product lines and increases its customer base.

Revenue decreased $865 from $1,495 for the six month period ended June 30, 2001 to $630 for the same period ended June 30, 2002 primarily due to the change and transfer to the new management. GlobeTrac hopes to generate additional revenues as it expands its product lines and increases its customer base.

Operating Expenses
------------------

Operating expenses increased for the three month period ended June 30, 2002, compared to the three month period ended June 30, 2001, by $2,481, due primarily to an increase of $5,039 in filing and transfer fees and $3,000 in management fees offset by decreases of $1,000 in consulting fees, $4,094 in professional fees and $464 in office expenses. The increase in operating costs was caused by the change in management. GlobeTrac expects future operating expenses to increase primarily due to increases in wages, marketing and promotional costs related to expansion of its customer base and product lines.

Operating expenses increased for the six month period ended June 30, 2002 compared to the six month period ended June 30, 2001, by $4,757, due primarily to an increase of $5,039 in filing and transfer fees, $3,000 in management fees, $500 in rent and $462 in office expenses, offset by a decrease of $3,244 in professional fees. The increase in operating expenses was due to the change in management. GlobeTrac anticipates future operating expenses to increase primarily due to an increase in wages, marketing and promotional costs related to expansion of its customer base and product lines.

LIQUIDITY AND CAPITAL RESOURCES

GlobeTrac had cash of $18,790 and a working capital deficiency of $9,363 at June 30, 2002. During the six month period ended June 30, 2002, cash used in operations increased by $9,256, primarily due to a loan received by GlobeTrac for $25,000 offset by an operating loss of $14,591, a decrease in accounts payable of $3,335, a decrease in accounts receivable of $1,682 and an occupancy cost contribution, by an officer, of $500. A decrease in working capital of $14,091 was primarily due to a loan for $25,000 offset by an increase in cash of $9,256. GlobeTrac has accumulated a deficit of $48,638 since inception and has a stockholders deficiency of $9,363. GlobeTrac has no long-term commitments or contingencies.

Plan of Operation for the Next Twelve Months
--------------------------------------------

GlobeTrac anticipates that it may not be able to satisfy its working capital requirements for the next twelve months. Accordingly, it will need to raise additional working capital to continue its operations. GlobeTrac anticipates funding its working capital needs for the next twelve months through the equity capital markets and private financings. Although the foregoing actions are expected to cover its anticipated cash needs for working capital and capital expenditures for at least the next twelve months, no assurance can be given that GlobeTrac will be able to raise sufficient cash to meet these cash requirements.

Management plans to improve GlobeTrac's cash flows and operating results by raising additional capital through private placements of stock and private loans. Therefore, GlobeTrac has not contemplated any plan of liquidation if it does not generate revenues. GlobeTrac cannot ensure, however, that these plans will be successful.

GlobeTrac is not currently conducting any research and development activities other than the development of its website. It does not anticipate conducting such activities in the near future. If GlobeTrac expands its customer base and product lines, then it may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

GLOBETRAC INC.                     FORM 10-QSB                       PAGE 4 OF 4

DEFERRED TAX ASSETS

GlobeTrac had deferred tax assets of approximately $7,350 at June 30, 2002. Management has established a valuation allowance equal to the full amount of the deferred tax assets because GlobeTrac's ability to use these losses is uncertain.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

GlobeTrac has funded its operations principally from borrowings in the form of a note payable.

INFLATION

GlobeTrac does not believe that inflation will have a material impact on its future operations.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

This Form 10-QSB Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about GlobeTrac's strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that the agreement with Global Axxess Corporation Limited will close during fiscal 2002 (2) expectation that revenue will increase during fiscal 2002
(3) expectation of product lines and the customer base increasing (4) expectation of future operating expenses increasing (5) expectation that the expansion of the customer base and product lines will cause wages, marketing and promotional costs to increase (6) expectation that working capital needs for fiscal 2002 will be funded through the equity capital markets and private financings (7) expectation that an increase in customers and product lines will lead to hiring of additional employees or independent contractors (8) expectation that an increase in customer and product lines will lead to the purchase or lease of additional equipment (9) uncertainty of utilizing deferred tax assets (10) expectation that inflation will not have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10 QSB and GlobeTrac disclaims any duty to update such statements.

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to, general economic conditions; changes in business strategy; competitive factors (including the introduction or enhancement of competitive products); pricing pressures; changes in customer requirements; the growth rate of electronic commerce; constantly changing technology; market acceptance of the Company's products and/or evolving industry standards. Additional information concerning factors that could cause actual results to differ from those in the forward-looking statements is contained in GlobeTrac's annual reports on Form 10-KSB.

Certain parts of this Form 10-QSB may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to the failure to close the agreement with Global Axxess Corporation Limited, general economic conditions, particularly related to demand for GlobeTrac's products and services; changes in business direction or strategy; competitive factors (including competitors introducing superior products); pricing pressures (including competitors offering similar products at lower prices); inability to attract develop or retain technical, consulting, managerial or sales personnel; changes in consumer tastes and evolving industry products and standards.

GLOBETRAC INC.                     FORM 10-QSB                       PAGE 5 OF 5

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

GlobeTrac is not a party to any pending legal proceedings and, to the best of GlobeTrac's knowledge, none of GlobeTrac's assets are the subject of any pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

During the second quarter of the fiscal year covered by this report, (i) GlobeTrac did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) GlobeTrac did not sell any unregistered equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

During the second quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of GlobeTrac. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the second quarter of the fiscal year covered by this report, except for (1) the name change and (2) the increase in the authorized capital. See our Schedule 14C - Definitive Information Statement filed with the SEC on July 8, 2002 at www.freeedgar.com. The amendments were approved by 70.45% of the shares being voted in favor of the amendments.

ITEM 5.  OTHER INFORMATION

The Company has moved its principal executive office to 29 Abingdon Road, Kensington, London, W86AH, England.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to Artescope's previously filed Form SB-2 and Form 10-KSB.

(B)      REPORTS ON FORM 8-K.

On May 21, 2002, GlobeTrac filed a Form 8-K - Current Report reporting on the change in control and the change in our management.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, GlobeTrac has caused this report to be signed on its behalf by the undersigned duly authorized person.


                 GLOBETRAC INC.

                 By: /s/ John daCosta
                     -----------------------------------------------------------
                     Name:  JOHN DACOSTA
                     Title: SOLE DIRECTOR AND PRESIDENT, SECRETARY AND TREASURER
                     Dated: AUGUST 13, 2002

GLOBETRAC INC.                     FORM 10-QSB                       PAGE 6 OF 6

                                 CERTIFICATIONS

I, John daCosta, certify that:

1.   I have read this quarterly report on Form 10-QSB of Globetrac Inc.;

2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

3. This report contains all information about GlobeTrac of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

(a) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.


Date: August 13, 2002


                                                 By:       /s/ John daCosta
                                                      --------------------------
                                                             John daCosta
                                                 Its: Chief Executive Officer

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)


                              FINANCIAL STATEMENTS

                  AS AT JUNE 30, 2002 AND DECEMBER 31, 2001 AND
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 31, 2002 AND 2001
                                  (unaudited)



BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     June 30,     December 31,
                                                                                       2002           2001
--------------------------------------------------------------------------------------------------------------
                                                    ASSETS

CURRENT ASSETS
   Cash                                                                              $ 18,790       $  9,534
     Accounts receivable, net allowance for doubtful accounts of $0 and $35                --          1,682
--------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                         $ 18,790       $ 11,216
==============================================================================================================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                          $  3,153       $  6,488
   Advance payable (Note 2)                                                            25,000             --
--------------------------------------------------------------------------------------------------------------
                                                                                       28,153          6,488
--------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

   Share capital (Note 3)
   Authorized:
        50,000,000 common shares, $0.001 par value
          5,000,000 preferred shares, $0.001 par value
   Issued and outstanding:
        21,040,000 and 6,210,000 common shares, respectively                           21,040          6,210
   Additional paid in capital                                                          18,235         32,565
   Accumulated deficit                                                                (48,638)       (34,047)
--------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                                   (9,363)         4,728
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 18,790       $ 11,216
==============================================================================================================

    The accompanying notes are an integral part of these financial statements

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             Three Months Ended                 Six Months Ended
                                                  June 30,                          June 30,
------------------------------------------------------------------------------------------------------
                                           2002             2001             2002             2001
------------------------------------------------------------------------------------------------------
REVENUES                                $        --      $     1,495      $       630      $     1,495
------------------------------------------------------------------------------------------------------

EXPENSES

  Operating expenses                         12,945           10,464           15,221           10,464
------------------------------------------------------------------------------------------------------
NET LOSS FROM OPERATIONS                     12,945            8,969           14,591            8,969

  Provision for income tax expense               --               --               --               --

NET LOSS FOR THE PERIOD                 $    12,945      $     8,969      $    14,591      $     8,969
======================================================================================================

BASIC AND DILUTED LOSS PER SHARE        $        --      $        --      $        --      $        --
======================================================================================================

WEIGHTED AVERAGE SHARES
  OUTSTANDING                            12,794,835        5,221,813        9,520,608        4,411,243
======================================================================================================

    The accompanying notes are an integral part of these financial statements

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

     FOR THE PERIOD FROM MARCH 2, 2000 (DATE OF INCEPTION) TO JUNE 30, 2002

                                                                                         Additional
                                                          Number of                      paid-in      Accumulated
                                                           shares          Amount        capital        Deficit          Total
---------------------------------------------------------------------------------------------------------------------------------
Common stock, issued for consulting and legal
  services, March 2, 2000                                  3,075,000    $     3,075    $        --    $        --     $     3,075

Net loss for the period ended December 31, 2000                   --             --             --         (5,575)         (5,575)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                                 3,075,000          3,075             --         (5,575)         (2,500)

Common stock, issued for consulting services,
  February 28, 2001                                          500,000            500            500             --           1,000
Common stock, issued for cash, February 28, 2001           1,000,000          1,000          1,000             --           2,000
Common stock, issued for cash, Regulation D
  financing,  May 25, 2001                                 1,635,000          1,635         31,065             --          32,700

Net loss for the year ended December 31, 2001                     --             --             --        (28,472)        (28,472)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                                 6,210,000          6,210         32,565        (34,047)          4,728

Cost of occupancy contributed by officer                          --             --            500             --             500
Issuance of three for one forward common stock split,
  May 27, 2002                                            18,630,000         18,630        (18,630)            --              --
Common shares cancelled, June 21, 2002                    (3,800,000)        (3,800)         3,800

Net loss for the period ended June 30, 2002                       --             --             --        (14,591)        (14,591)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2002                                    21,040,000    $    21,040    $    18,235    $   (48,638)    $    (9,363)
=================================================================================================================================

    The accompanying notes are an integral part of these financial statements

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Six Months Ended
                                                                             June 30,
---------------------------------------------------------------------------------------------
                                                                        2002           2001
---------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss for the period                                             $(14,591)      $ (8,969)
  Adjustment to reconcile net loss to net cash used in operating activities:
    Cost of consulting services paid with common stock                      --          1,000
    Cost of legal services paid with common stock                           --             --
    Occupancy cost contributed by an officer                               500             --

  Changes in:
    Accounts payable                                                    (3,335)            --
    Accounts receivable                                                  1,682           (410)
---------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                  (15,744)        (8,379)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Advance payable                                                       25,000             --
  Net proceeds from the issuance of Common Stock                            --         34,700
---------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               25,000         34,700
---------------------------------------------------------------------------------------------

INCREASE IN CASH                                                         9,256         26,321

CASH, BEGINNING OF PERIOD                                                9,534             --
---------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                   $ 18,790       $ 26,321
=============================================================================================


    The accompanying notes are an integral part of these financial statements

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                             JUNE 30, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

GlobeTrac Inc. (the "Company") provides digital graphics design and production services for commercial and corporate enterprises. The Company was incorporated in the state of Delaware on March 2, 2000, and its principal executive offices are headquartered in London, England.

On May 6, 2002, all of the directors and officers of the Company resigned and a new director and officer was appointed.

Subsequent to June 30, 2002, on July 29, 2002 the Company changed its name from Artescope, Inc. to GlobeTrac Inc.

Basis of  Presentation

The unaudited interim financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-KSB.

NOTE 2 - ADVANCE PAYABLE

During the three months ended June 30, 2002, the Company received a cash advance from an entity with a similar stockholder. The funds are to be used for working capital purposes. The advance payable bears no interest, is unsecured and has no fixed terms of repayment.

NOTE 3 - COMMON STOCK

On March 3, 2000, the Company issued 1,525,000 shares of its common stock to its former officers and founders for consulting services and 1,550,000 shares of its common stock to various individuals for legal services rendered in connection with the initial start-up and organization costs incurred. Since there was no readily available market value at the time the services were rendered, par value of $0.001 per share was considered as a reasonable estimate of fair value by all parties.

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                             JUNE 30, 2002 AND 2001

NOTE 3 - COMMON STOCK, CONTINUED

On February 28, 2001, the Company issued 1,500,000 shares of its common stock to a former officer and director for cash of $2,000 and consulting services. Since there was no readily available market value at the time the services were rendered, the value of $0.002 per share was considered as a reasonable estimate of fair value between the Company and the former officer.

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

On May 17, 2002, the Company declared a stock dividend of three shares for every one share issued. The stock dividend was paid out on May 28, 2002. The stock dividend resulted in an increase of the Company's issued and outstanding share capital from 6,210,000 shares to 24,840,000 shares.

On June 21, 2002, the Company cancelled 3,800,000 of its issued and outstanding common shares and returned the shares to treasury.

NOTE 4 - RELATED PARTIES

During the period the Company paid $3,000 in fees to its sole director and officer.

NOTE 5 - SUBSEQUENT EVENT

On July 29, 2002, the Company's authorized share capital increased from 55,000,000 shares to 205,000,000 shares with a par value of $0.001, consisting of 200,000,000 common shares and 5,000,000 preferred shares.