Form 10QSB
period 2002-09-30
GLOBETRAC INC
filed 2002-12-06
CIK 1143238

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                               For the quarterly period ended SEPTEMBER 30, 2002
                                                              ------------------

  [ ] TRANSITION REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                    For the transition period from               to
                                                  ---------------  -------------

                                                COMMISSION FILE NUMBER 000-33309
                                                                       ---------

                                    GLOBETRAC INC.
           ----------------------------------------------------------------
           (Exact name of small business issuer as specified in its charter)


Incorporated in the State of Delaware                  33-0953557
--------------------------------------      ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


          Suite 3.07, 42 Brook Street, London, W1K 5DB, United Kingdom
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 44-20-7529-1460
                           ---------------------------
                           (Issuer's telephone number)

              29 Abingdon Road, Kensington, London, W86AH, England
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    CLASS                       OUTSTANDING AT NOVEMBER 28, 2002
                    -----                       --------------------------------

      Common Stock - $0.001 par value                     21,040,000

Transitional Small Business Disclosure Format (Check one):    YES   [ ]  NO  [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

               AS AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 AND
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)



CONSOLIDATED BALANCE SHEETS                                     3

CONSOLIDATED STATEMENTS OF OPERATIONS                           4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                  5

CONSOLIDATED STATEMENTS OF CASH FLOWS                           6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                      SEPTEMBER 30, 2002    DECEMBER 31, 2001
--------------------------------------------------------------------------------------------------------------
                             ASSETS

CURRENT ASSETS

     Cash                                                                  $  15,602             $   9,534
     Accounts receivable,
          net of allowance for doubtful accounts of $0 and $35                21,580                 1,682
     Inventory                                                               123,811                    --
     Prepaids                                                                  7,944                    --
--------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                               $ 168,937             $  11,216
==============================================================================================================

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable and accrued liabilities                              $ 140,688             $   6,488
     Advances payable (Note 4)                                               420,080                    --
     Due to related company (Note 5)                                          57,405                    --
--------------------------------------------------------------------------------------------------------------
                                                                             618,173                 6,488
--------------------------------------------------------------------------------------------------------------
Commitment and Contingencies (Note 6)

STOCKHOLDERS' EQUITY

     Share capital (Note 7)
     Authorized
          200,000,000 common shares, $0.001 par value
          5,000,000 preferred shares, $0.001 par value
     Issued and outstanding:
          21,040,000 and 6,210,000 common shares                              21,040                 6,210
     Additional paid in capital                                               18,235                32,565
     Accumulated deficit                                                    (484,867)              (34,047)
     Other comprehensive income:
          Foreign currency translation adjustment                             (3,644)                   --
--------------------------------------------------------------------------------------------------------------

     TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                   (449,236)                4,728
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 168,937             $  11,216
==============================================================================================================



    The accompanying notes are an integral part of these financial statements

                                           GLOBETRAC INC.
                                     (FORMERLY ARTESCOPE, INC.)

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)



                                                  Three Months Ended                      Nine Months Ended
                                                     September 30,                          September 30,
                                               2002                2001                2002                2001
------------------------------------------------------------------------------------------------------------------

REVENUE                                    $        --         $       247         $       630         $     1,742
------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES

Administrative expenses                        164,419               8,027             175,293              18,491
Selling expenses                                96,981                  --             101,329                  --
Charge for impairment of goodwill              174,828                  --             174,828                  --
------------------------------------------------------------------------------------------------------------------

Total Operating Expenses                       436,228               8,027             451,450              18,491
------------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                    $   436,228         $     7,780         $   450,820         $    16,749

==================================================================================================================

BASIC AND DILUTED
     LOSS PER SHARE                        $      0.02         $      0.00         $      0.04         $      0.00
==================================================================================================================


WEIGHTED AVERAGE
     SHARES OUTSTANDING                     21,040,000           6,210,000          10,568,022           5,017,417
==================================================================================================================





    The accompanying notes are an integral part of these financial statements

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

  FOR THE PERIOD FROM MARCH 2, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002


                                                                                                             Accumulated
                                                                               Additional                       Other
                                                   Number of                     Paid-in    Accumulated     Comprehensive
                                                     Shares       Amount         Capital      Deficit           Income      Total
------------------------------------------------------------------------------------------------------------------------------------
Common stock, issued for consulting
   and legal services, March 2, 2000               3,075,000    $   3,075       $     --     $       --       $     --    $   3,075

Net loss for the period ended December 31, 2000           --           --             --         (5,575)            --       (5,575)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                         3,075,000        3,075             --         (5,575)            --       (2,500)

Common stock, issued for consulting services,
   February 28, 2001                                 500,000          500            500             --             --        1,000

Common stock, issued for cash, February 28, 2001   1,000,000        1,000          1,000             --             --        2,000

Common stock, issued for cash, Regulation D
   financing, May 25, 2001                         1,635,000        1,635         31,065             --             --       32,700

Net loss for the year ended December 31, 2001             --           --             --        (28,472)            --      (28,472)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                         6,210,000        6,210         32,565        (34,047)            --        4,728

Cost of occupancy contributed by officer                  --           --            500             --             --          500

Issuance of three for one common stock
   dividend, May 27, 2002                         18,630,000       18,630        (18,630)            --             --           --

Common shares cancelled, June 21, 2002            (3,800,000)      (3,800)         3,800             --             --           --

Net loss for the period ended September 30, 2002          --           --             --       (450,820)            --     (450,820)

Foreign currency translation adjustments                  --           --             --             --         (3,644)      (3,644)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2002                       21,040,000    $  21,040       $ 18,235     $ (484,867)      $ (3,644)   $(449,236)
====================================================================================================================================



    The accompanying notes are an integral part of these financial statements

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Nine Months Ended
                                                                                     September 30,
--------------------------------------------------------------------------------------------------------------
                                                                          2002                         2001
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss for the period                                            $(450,820)                   $ (16,749)

     Adjustment to reconcile net loss to net cash
     used in operating activities:
          Cost of consulting services paid with common stock                   --                        1,000
          Occupancy cost contributed by an officer                            500                           --

     Increase (decrease) from changes in:
          Accounts receivable                                             (19,898)                          --
          Inventory                                                      (123,811)                          --
          Prepaids                                                         (7,944)                          --
          Accounts payable                                                134,200                       (1,250)
--------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                    (467,773)                     (16,999)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Advances payable                                                     420,080                           --
     Due to related company                                                57,405                           --
     Net proceeds from issuance of common stock                                --                       34,700
--------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 477,485                       34,700
--------------------------------------------------------------------------------------------------------------

     Effect of exchange rate changes on cash                               (3,644)                          --
--------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                 6,068                       17,701


CASH, BEGINNING OF PERIOD                                                   9,534                           --
--------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                     $  15,602                    $  17,701
==============================================================================================================
Supplemental disclosure of cash flow information:

Income taxes paid                                                       $      --                    $     800



    The accompanying notes are an integral part of these financial statements

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                           SEPTEMBER 30, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

GlobeTrac Inc. (the "Company") provided digital graphics design and production services for commercial and corporate enterprises until August 27, 2002 when GlobeTrac changed its business direction and began selling, marketing, distributing and installing global wireless tracking and telematics equipment. The Company was incorporated in the state of Delaware on March 2, 2000, and its principal executive offices are headquartered in London, England.

On May 6, 2002, all of the directors and officers of the Company resigned and a new director and officer was appointed.

On July 29, 2002 the Company changed its name from Artescope, Inc. to GlobeTrac Inc.

On August 27, 2002, the Company acquired all of the shares of Global Axxess for $1.00 and all of the directors of Global Axxess resigned and two new directors were appointed. Global Axxess is a private Irish company that was incorporated on December 31, 1992 as "Advance High Tech Development Enterprises Limited".

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is included in the Company's 2001 Annual Report. Additional significant accounting policies which affect the Company or which have been developed since December 31, 2001 are summarized below:

Principles of Consolidation

The consolidated financial statements include the accounts of all wholly owned subsidiaries. All investments in affiliates are carried at cost and all intercompany transactions have been eliminated.

Foreign Currency

The financial statements of the Company's foreign subsidiary are measured using the British Pound as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholder's equity. Foreign currency transaction gains and losses are included in consolidated net income.

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                           SEPTEMBER 30, 2002 AND 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" effective in 1998, requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the current period represents foreign currency translation items associated with the Company's English and Irish operations.

Goodwill and Other Intangible Assets

The Company adopted the full provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill and indefinite life intangible assets amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles with finite lives, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Adoption of the non-amortization provisions of SFAS 142 resulted in the Company recording a charge for impairment of goodwill of $174,828 in the consolidated statement of operations.

NOTE 3 - ACQUISITION OF BUSINESS

The acquisition of Global Axxess has been accounted for by the purchase method of accounting and accordingly, the operating results have been included in the Company's consolidated results of operations from August 27, 2002, the date of acquisition. The excess of the consideration given over the fair value of net assets acquired of $174,828 has been recorded on the statement of operations as a charge for impairment of goodwill.

The components of the purchase price and allocation are as follows:

Consideration and acquisition cost:
   Cash paid for shares                                   $       1
-------------------------------------------------------------------

Allocation of purchase price:
   Current assets                                         $  99,627
   Current liabilities assumed                             (274,454)
   Charge for impairment of Goodwill                        174,828
-------------------------------------------------------------------
                                                          $       1
-------------------------------------------------------------------

Pro forma operating results for the Company, assuming the acquisition of Global Axxess occurred on December 31, 2001, are not included as the effect is not considered material to the Company's financial statements.

NOTE 4 - ADVANCES PAYABLE

The advances payable bear no interest, are unsecured and have no fixed terms of repayment.

NOTE 5 - DUE TO RELATED COMPANY

The Company is indebted to a company sharing a common director. This debt is unsecured, bears no interest and has no fixed terms of repayment.

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - COMMITMENT AND CONTINGENCIES

On October 10, 2002, Globetrac Limited entered into a three year contract whereby, Globetrac Limited agreed to pay 12,500 in British pounds per month plus sales bonuses for a three year period, for business development and sales and marketing services.

With its recent acquisitions and management changes, the Company has been focused on effectuating and implementing its new business plan. As such, the Company has an accumulated deficit of $484,867 to date and additional financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

NOTE 7 - COMMON STOCK

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

On July 29, 2002, the authorized share capital of the Company increased from 55,000,000 shares to 205,000,000 shares with a par value of $0.001, consisting of 200,000,000 common shares and 5,000,000 preferred shares.

NOTE 8 - RELATED PARTIES

During the three month periods ending September 30, 2002 and 2001 the Company paid or has payable $43,249 and $Nil to a director and officer.

During the nine month periods ending September 30, 2002 and 2001 the Company paid or has payable $46,249 and $Nil to certain directors and officers of the company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING PRESENTATION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF GLOBETRAC INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

GlobeTrac is a start-up business that has generated only minimal revenues to date.

On June 28, 2002, GlobeTrac reached a verbal, conditional agreement with the shareholders of Global Axxess Corporation Limited to acquire all of their shares. On August 27, 2002, all of the conditions to the agreement were satisfied or waived, and GlobeTrac acquired all of the shares of Global Axxess for $1. Global Axxess is a private Irish company that was incorporated on December 31, 1997, as "Advance High Tech Development Enterprises Limited". On April 26, 2002, the company changed its name to "Global Axxess Corporation Limited". Global Axxess has the exclusive rights to distribute global wireless tracking and telematics products in Europe. Global Axxess distributes wireless tracking, communications, and telematics devices developed and manufactured by WebTech Wireless Inc. of Burnaby, British Columbia, under a master distributorship agreement dated for reference June 19, 2002, between Global Axxess and WebTech. The agreement grants Global Axxess the exclusive right to distribute WebTech's products in Europe.

Through Global Axxess, GlobeTrac offers an end-to-end platform of wireless and mobile services using a GSM/GPRS network that provides commercial fleets with affordable vehicle tracking, communications and telematics services delivered over the Internet in a user-friendly format. With these services, fleet managers can ensure that their vehicles are operated efficiently, economically and safely, thus maximizing their customers' satisfaction.

Also, on August 27, 2002, Global Axxess acquired the beneficial ownership of all the shares of Globetrac Limited for one British pound. Globetrac Limited was incorporated in the United Kingdom on March 28, 2002 as a private limited company under the name "Global Axxess Tracking Limited". On July 19, 2002 the company changed its name to Globetrac Limited. Globetrac Limited is in the business of selling, marketing, distributing and installing the global wireless tracking and telematics equipment. As part of GlobeTrac acquiring all of the shares of Global Axxess, Jim Pratt was appointed to the board of directors of GlobeTrac and appointed its president on September 3, 2002. Also, on August 27, 2002, Jim Pratt and John daCosta were appointed to the board of directors of each of Global Axxess and Globetrac Limited.

The accompanying unaudited financial statements have been compiled from information provided by management. With its recent acquisitions and management changes, GlobeTrac has been focused on effectuating and implementing its new business plan. As such, GlobeTrac has an accumulated deficit of ($484,867) to date and additional financing will be required by GlobeTrac to fund its development activities and to support operations. However, there is no assurance that GlobeTrac will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable GlobeTrac to introduce new products and services on a continual and timely basis so that profitable operations can be attained. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

RESULTS OF OPERATIONS

Revenues
--------

Revenue decreased by $247 from $247 for the three month period ended September 30, 2001 to no income for the same period ended September 30, 2002. The decrease in revenue was caused by a change in management and change in business direction. GlobeTrac expects to generate additional revenues as it expands its sales and marketing program.

Revenue decreased $1,112 from $1,742 for the nine month period ended September 30, 2001 to $630 for the same period ended September 30, 2002 primarily due the changes in management, business direction and new product lines. GlobeTrac plans to generate additional revenues through expansion of its sales and marketing program.

Operating Expenses
------------------

Operating expenses increased for the three month period ended September 30, 2002 compared to the three month period ended September 30, 2001 by $428,201, primarily due to increases of $2,374 in filing and transfer fees, $43,249 in management fees, $24,410 in consulting fees, $37,228 in professional fees, $15,041 in office expenses, $7,355 in rent, $6,861 in wages and commissions, $5,726 in telephone expenses, $33,945 in travel and entertainment, $77,184 in corporate communications and a charge for impairment in goodwill of $174,828. The increase in operating costs was caused by a change in management, a change in business direction and a new sales and marketing program. GlobeTrac expects future operating expenses to increase due to continued expansion of its sales and marketing program.

Operating expenses increased for the nine month period ended September 30, 2002 compared to the nine month period ended September 30, 2001 by $432,959, primarily due to an increase of $7,414 in filing and transfer fees, $46,249 in management fees, $7,855 in rent and $15,186 in office expenses, $33,986 in professional fees, $23,409 in consulting fees, $77,184 in corporate communications, $34,261 in travel and entertainment, $6,861 in wages and commissions, $5,726 in telephone and a charge for impairment in goodwill of $174,828. The increase in operating expenses was due to a change in management, a change in business direction and a new sales and marketing program. GlobeTrac expects future operating expenses to increase due to continued expansion of its sales and marketing program.

LIQUIDITY AND CAPITAL RESOURCES

GlobeTrac had cash of $15,602 and a working capital deficiency of $449,236 at September 30, 2002. During the nine month period ended September 30, 2002, GlobeTrac used $467,773 in cash for operating activities, primarily for an operating loss of $450,820, an increase in accounts receivable of $19,898, an increase in inventory of $123,811 and an increase in prepaid expenses of $7,944 offset by an occupancy cost contribution, by an officer, of $500, and an increase in accounts payable of $134,200. Cash used in operations of $467,773 and an increase in cash of $6,068 was financed by advances payable of $420,080 and advances from related companies of $57,405 as well a the effect of exchange rate changes on cash of $3,644. A decrease in working capital of $453,964 was due to an increase in liabilities of $611,685 offset by an increase in assets of $157,721. GlobeTrac has accumulated a deficit of $484,867 since inception and has a stockholders deficiency of $449,236. GlobeTrac has no contingencies and has no long-term commitments except for the agreement with Summit International Limited.

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

GlobeTrac is not currently conducting any research and development activities other than the development of its website. It does not anticipate conducting such activities in the near future. As GlobeTrac expands its customer base and product lines, it will need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

GlobeTrac has funded its operations principally from borrowings in the form of advances and accounts payable.

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

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that revenue will increase during fiscal 2002 (2) expectation of product lines and customer base increasing (3) expectation of future operating expenses increasing (4) expectation that the expansion of customer base and product lines will cause wages, marketing and promotional costs to increase (5) expectation that working capital needs for fiscal 2002 will be funded through the equity capital markets and private financings (6) expectation that an increase in customers and product lines will lead to hiring of additional employees or independent contractors (7) expectation that an increase in customer and product lines will lead to the purchase or lease of additional equipment (8) uncertainty of utilizing deferred tax assets (9) expectation that inflation will not have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10 QSB and GlobeTrac disclaims any duty to update such statements.

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including but not limited to, general economic conditions; changes in business strategy; competitive factors (including the introduction or enhancement of competitive products); pricing pressures; changes in customer requirements; the growth rate of electronic commerce; constantly changing technology; market acceptance of GlobeTrac's products and/or evolving industry standards. Additional information concerning factors that could cause actual results to differ from those in the forward-looking statements is contained in GlobeTrac's annual reports on Form 10-KSB.

Certain parts of this Form 10-QSB may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions , particularly related to demand for GlobeTrac's products and services; changes in business direction or strategy; competitive factors (including competitors introducing superior products); pricing pressures (including competitors offering similar products at lower prices); inability to attract develop or retain technical, consulting, managerial or sales personnel; changes in consumer tastes and evolving industry products and standards.

ITEM 3.     CONTROLS AND PROCEDURES.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, GlobeTrac's Chief Executive Officer and Chief Financial Officer believe GlobeTrac's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by GlobeTrac in this report is accumulated and communicated to GlobeTrac's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in GlobeTrac's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

GlobeTrac is not a party to any pending legal proceedings and, to the best of GlobeTrac's knowledge, none of GlobeTrac's assets are the subject of any pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

During the third quarter of the fiscal year covered by this report, (i) GlobeTrac did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) GlobeTrac did not sell any unregistered equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

During the third quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of GlobeTrac. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the third quarter of the fiscal year covered by this report.

ITEM 5.  OTHER INFORMATION

GlobeTrac has moved its principal executive office to Suite 3.07, 42 Brook Street, London, W1K 5DB, United Kingdom.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to GlobeTrac's previously filed Form SB-2 and Form 10-KSB.

(B)      REPORTS ON FORM 8-K.

On September 11, 2002, GlobeTrac filed a Form 8-K - Current Report reporting on the acquisition of Global Axxess and the change in management.

On October 3, 2002, GlobeTrac filed a Form 8-K - Current Report reporting on the auditing accountant's change in accounting firms.

No other reports were filed during the third quarter of the fiscal year covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, GlobeTrac has caused this report to be signed on its behalf by the undersigned duly authorized person.

                                           GLOBETRAC INC.


                                           By:      /s/ Jim Pratt
                                             ----------------------------------

                                           Name:    JIM PRATT
                                           Title:   DIRECTOR AND CEO
                                           Dated:   NOVEMBER 28, 2002



                                           By:      /s/ John daCosta
                                             ----------------------------------
                                           Name:    JOHN DACOSTA
                                           Title:   CFO
                                           Dated:   NOVEMBER 28, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. ("GlobeTrac") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jim Pratt, President, Chief Executive Officer of GlobeTrac and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.




/s/ Jim Pratt
---------------------------
Jim Pratt
Chief Executive Officer
November 28, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. ("GlobeTrac") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John daCosta, Secretary, Treasurer, and Chief Financial Officer of GlobeTrac, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.



/s/ John daCosta
---------------------------
John daCosta
Chief Financial Officer
November 28, 2002

                                 GLOBETRAC INC.
                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Jim Pratt, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of GlobeTrac Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 28, 2002


/s/ Jim Pratt
-----------------------------
Jim Pratt
Chief Executive Officer

                                 GLOBETRAC INC.
                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, John daCosta, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of GlobeTrac Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 28, 2002


/s/ John daCosta
-----------------------------
John daCosta
Chief Financial Officer