Form 10KSB
period 2002-12-31
GLOBETRAC INC
filed 2003-04-15
CIK 1143238

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-KSB


[ X ]     ANNUAL REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT
OF  1934

                                 For the fiscal year ended     DECEMBER 31, 2002
                                                               -----------------

[    ]     TRANSITION  REPORT  UNDER  SECTION  13  0R  15(D)  OF  THE SECURITIES
EXCHANGE  ACT  OF  1934

                                For the transition period from                to
                                                          Commission file number

                                 GLOBETRAC INC.
                 (Name of Small Business Issuer in its charter)
                 ----------------------------------------------

 Incorporated in the State of Delaware                                33-0953557
--------------------------------------------------------------------------------
 (State or other jurisdiction of         (I.R.S.  Employer  Identification  No.)
 incorporation or organization)

            42 Brook Street, London, United Kingdom           W1K 5DB
            ---------------------------------------     -------------
             (Address of principal executive offices)     (Zip Code)

Issuer's  telephone  number  44-20-7529-1460
                             ---------------


Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

        TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
                None                                     N/A


Securities  registered  pursuant  to  Section  12(g)  of  the  Act:


                         COMMON STOCK - $0.001 PAR VALUE
                                (Title of Class)
                                ----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] YES
[   ]  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

State  issuer's  revenues  for  its  most  recent  fiscal year.          $42,308

State the aggregate market value of the voting and non-voting common equity held by NON-AFFILIATES computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $11,105,100 AS OF MARCH 31, 2003

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                      CLASS
                                      -----
                            OUTSTANDING AT MARCH 31, 2003
                            -----------------------------
                 Common Stock - $0.001 par value     21,040,000

Documents incorporated by reference: Exhibit 2.1 (Articles of Incorporation) and Exhibit 2.2 (By-laws) both filed as exhibits to GlobeTrac's registration statement on Form SB-2 filed on August 2, 2001, and Exhibit 10.1 (Master Distributorship Agreement) filed as an exhibit to GlobeTrac's Form 8-K (Current Report) filed on September 11, 2002.

Transitional  Small  Business  Disclosure Format (Check one): YES [  ]   NO [X]

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

(A)     BUSINESS  DEVELOPMENT

GlobeTrac Inc. ("GlobaTrac") was incorporated under the laws of the State of Delaware on March 2, 2000 under the original name "411 Place.com Inc". On February 28, 2001, GlobeTrac changed its name to "Artescope, Inc."


On May 6, 2002 all of the directors and officers of GlobeTrac resigned and a new director and officer was appointed.

On July 29, 2002, the company changed its name to "GlobeTrac Inc." GlobeTrac has an authorized capital of 205,000,000 shares with a par value of $0.001, consisting of 200,000,000 common shares and 5,000,000 preferred shares with 21,040,000 common shares currently issued and outstanding.

GlobeTrac, Inc. provided digital graphics design and production services for commercial and corporate enterprises until August 27, 2002 when GlobeTrac changed its business direction and began selling, marketing, distributing, and installing global wireless tracking and telematics equipment.

On August 27, 2002 the president of GlobeTrac resigned, but remained on as a director and chief financial officer, and a new president and chief executive officer was appointed.


Also, on August 27, 2002, GlobeTrac acquired all of the outstanding shares of Global Axxess Corporation Limited for $1 and two of the directors of Global Axxess resigned and two new directors were appointed. Global Axxess is a private Irish company that was incorporated on December 31, 1997, as "Advance High Tech Development Enterprises Limited". On April 26, 2002, the company changed its name to "Global Axxess Corporation Limited". Global Axxess has the exclusive rights to distribute global wireless tracking and telematics products in Europe. See "Business of GlobeTrac" below for more information.

Also, on August 27, 2002, Global Axxess acquired the beneficial ownership of all the outstanding shares of Globetrac Limited for one British pound and all the directors of Globetrac Limited resigned and two new directors were appointed. Globetrac Limited was incorporated in the United Kingdom on March 28, 2002 as a private limited company under the name "Global Axxess Tracking Limited". On July 19, 2002 the company changed its name to Globetrac Limited. Globetrac Limited is in the business of selling, marketing, distributing and installing the global wireless tracking and telematics equipment.

Neither GlobeTrac nor any of its subsidiaries have been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of GlobeTrac's business.


(B)     BUSINESS  OF  GLOBETRAC

On June 19, 2002, WebTech Wireless International, WebTech Wireless Inc. (TSX-V:WEW) and Global Axxess Corporation Limited agreed to the terms and conditions of a master distributorship agreement whereby WebTech granted Global Axxess the exclusive right to distribute the Quadrant System in Europe. See
Exhibit 10.1 - Master Distributorship Agreement and "Principal Suppliers" for more information.

GlobeTrac is in the wireless telmatics and mobile services industry. GlobeTrac, through its subsidiaries, provides Global Position System ("GPS") location, information, and tracking systems to its clients. WebTech Wireless Inc. is an Alberta corporation that has developed and manufactures a wireless vehicle tracking, communications and telematics system composed of hardware and software that it calls the Quadrant System .


Through its subsidiaries, GlobeTrac offers to its clients an end-to-end platform of wireless and mobile services using a Global System for Mobile communications/ General Packet Radio Service ("GSM/GPRS") network that provides commercial fleets with affordable vehicle tracking, communications and telematics services delivered over the Internet. Supported by the WebTech suite of products, GlobeTrac will be able to provide a variety of wireless and mobile services that can be separated into four key areas:

LOCATION  BASED  SERVICES  (LBS)  navigation,  Automatic  Vehicle Location (AVL)
                                  /tracking, proximity-based services, traffic reporting, geofencing, vehicle monitoring.

TELEMATICS                        safety  &  security,  anti - theft,  vehicle
                                  recovery, air - bag deployment notification, remote door lock / unlock, remote vehicle diagnostics.

COMMUNICATIONS                    dispatch,  voice,  data,  messaging.

INTERNET mobile computing, digital forms, invoicing, Intranet/Extranet connectivity, Internet access.


GlobeTrac  and the WebTech suite of products will provide an end-to-end solution
- no third parties are required for support however, GlobeTrac will work with a number of third party companies to develop more bespoke solutions. GlobeTrac is addressing the entire business service chain from vehicle tracking, location services, and telematics data transfer, to full e-mail and Internet capabilities.


PRINCIPAL  PRODUCTS  AND  SERVICES

The WebTech suite of products available to GlobeTrac pursuant to the master distributorship agreement are made up of certain hardware and software products. The WebTech suite of products provides ubiquitous global network coverage/roaming to produce responsive, high-level detailed mapping with enhanced routing capabilities. Location and fleet management data is transmitted back to base via GSM/GPRS networks rather than Short Message Service ("SMS") only or via RF networks. However, the products have full SMS capabilities. Along with the capabilities for remote diagnostic and telematics control, the WebTech suite of products provides a completely web-based management solution in its portal. Virtually any device that is capable of Machine-to-Machine communication ("M2M") could be accessible by a WebTech product, integrating peripherals such as barcode scanners, printers and credit card validators.

A.     CONNECTOR  I1000  WIRELESS  /  MOBILE  DATA  MODEM

The Connector i1000 is a hardware product that provides a reliable wireless data communications and Local Area Network ("LAN")/Internet connectivity solution while on the road. It can also support Network based location.


B.     L2000  GPRS  TRACKING  DEVICE

The L2000 is a GSM/GPRS tracking device. The L2000 allows for over-the-air configuration, frequent position plotting, duplex communication, and the ability to connect terminal devices such as Laptops, Handheld PCs and specialist in-cab devices. The L2000 also provides high-speed mobile data connectivity that allows any business or individual to have full Internet access while on the move. Based on Motorola technology, the L2000 offers tri-band connectivity making it possible to use the L2000 wherever GPRS is available.

C.     LOCATOR  T3000  GPRS  TELEMETRY  &  TRACKING  UNIT

The Locator T3000 is a telematics device that uses the power of the Internet, for enhanced communications and location tracking with the increased functionality of telematics. The Locator T3000 provides real-time Internet connectivity for data rich services utilizing laptops or personal digital assistants ("PDA's"), two-way messaging and a whole range of telematic services such as panic alerts, remote door lock/unlock and engine immobilization. The Locator T3000 also provides monitoring of heavy equipment and vehicles, vehicle J-Bus/CAMBUS reporting, remote vehicle controls, and maintenance notifications. The telematic sensors of the Locator T3000 provide real-time equipment monitoring and control through an over-the-air connection to on-board vehicle equipment.

When used in a vehicle, the Locator T3000 can monitor, among other systems, engine temperature, fuel level, oil level, and brake systems. It can also be used to remotely stop the engine, lock or unlock doors and monitor refrigeration units. This M2M capability also allows for remote monitoring and control of fixed or mobile assets such as oil and gas wells, compressor stations, pipelines, fluid storage tanks, utility meters environmental meters, rail cars and truck trailers.

Reports are automatically generated showing all telematics events with user-created descriptions. Diagnostics and status history will provide maintenance crews with important information to alert them to potential problems.

Geofencing combined with telematics allows for total security over mobile assets. A telematics event can be triggered by the device crossing a pre-set geofence, which could cause an automatic engine shutdown. Other triggers can be set up to activate a telematics event, such as temperature or pressure.

D.     LOCATOR  V3000

The Locator V3000 has the exact same functionality and capabilities of the T3000 but with the addition of two-way voice.

E.     QUADRANT  SYSTEM  -  MANAGEMENT  SYSTEM  SOFTWARE

The Quadrant System is a software product that provides a user-friendly, web-based vehicle services management system for fleets and motorists. Anywhere you have access to a standard browser, the Quadrant System provides real time access to the location, communication and telematics data transmitted by the WebTech Locator from your vehicle / fleet. The Quadrant System then displays the transmitted data in a variety of ways including mapping, messaging, and history/activity reports that enable detailed performance and location monitoring. The Quadrant System currently has four service subscription centers that provide mission-critical wireless fleet management capabilities:

1. MAPPING CENTER: The Quadrant System provides a robust mapping center that can be accessed via the Internet or through a desktop map database. The mapping center provides multiple layers of geographic information (road types, bridges, tunnels, landmarks etc.) and a variety of location services, such as:

TRACKING - Vehicle positions, speed and direction can be displayed in real-time on the map or in detailed history/activity reports.

GEOFENCING - A geofence is a virtual boundary that will trigger a predefined response (alert to phone or PDA) when crossed by a vehicle. As an additional telematics feature (WebTech Locator T3000 only), a Geofence can be set to remotely disable a vehicle if the boundary is crossed.

POLLING - Individual vehicles can be polled for their location on-demand in situations where only present position information is desired.

2. MESSAGING CENTER: The Quadrant System messaging center provides unlimited two-way messaging and/or canned message capability (confirm, delivered, yes, no etc.) through a user-friendly messaging interface. Detailed vehicle messaging reports are available that confirm message receipt and reply as well as time and subjects.

3. REPORT CENTER: The Quadrant System report center generates detailed activity reporting on driver and vehicle performance. Report data can be exported into corporate databases via XML, comma delimited text, or proprietary formats.

4. TELEMATICS CENTER: The Quadrant System telematics center provides a command center for monitoring your vehicle assets performance and for performing "remote control" functions of the vehicle and its equipment. The telematics center is also the safety command center where panic button notifications and vehicle diagnostic alerts are managed.

F.     QUADRANT  SYSTEM   -  TRACKING  SERVICE  SOFTWARE

The Quadrant System tracking service software provides full function tracking of vehicles through an easy to use Internet interface. As a result of using the Internet for realtime tracking and messaging of the clients' vehicles, there are numerous options and features available to the clients, including:

1. GLOBAL POSITIONING SERVICE ("GPS") FLEET TRACKING: The software can instantly track and locate where the clients' vehicles are 24 hours a day, 7 days a week on a real-time basis. Also, GPS fleet tracking solves four prevalent fleet management challenges:
               o     reporting,
               o     field  personnel  management  /  scheduling,
               o     vehicle  operations  /  usage,  and
               o     customer  service.

2. TWO-WAY MESSAGING: The software allows two-way messaging short-text messaging communication between the client and its fleet or pre-programmed text messages such as "package delivered" or "routing assistance required". If used in conjunction with a PDA or a laptop, the client and its fleet will have access to scheduling and a constant communication connection.

3. ENTERPRISE CONNECT: The WebTech locator series of hardware products provides a wireless vehicle service gateway that offers high-speed Internet connectivity through GSM/GPRS networks. The client can connect in real-time to its back-office for invoicing, inventory, customer lookup, Intranet access or to any other automated business processes. Also, the use of the high speed Internet will allow the client unlimited integration of its mobile workforce activities with its corporate network.

4. DIGITAL FORMS: The use of PDA based digital forms will help eliminate unnecessary paperwork and forms in the clients' fleet. From instant delivery confirmation to invoicing or electronic logbooks, the digital form service streamlines the client's mobile paperwork into simple automated forms and allows full integration between the client's vehicle fleet and back-office applications.

5. TELEMATICS: Telematic sensors controlled by over the air commands provide a level of security for the client's mobile assets, including, among others, mobile refrigeration units.


6. ANTI-THEFT: The WebTech locator series of hardware products provides a level of security of not only knowing where the client's vehicles are at all times, but instant notification of any unauthorized activity.


7. NEAREST VEHICLE LOCATOR: With constant tracking (polling intervals are able to be set much lower because of GPRS), Real-time tracking is now a possibility, with the added benefit that it is at a significantly reduced cost to traditional systems. A client's address can be located online and the nearest vehicle to that client identified.


MARKETS

GlobeTrac is currently addressing commercial markets including fleets, couriers, security firms, transportation industry and utilities. The market potential is very broad, especially telematics, which can be applied to almost any fixed or mobile asset in need of monitoring and remote control.

GlobeTrac has established a multi-tier marketing profile for Europe, initially focusing on developing the following territories:

                   o     United  Kingdom
                   o     Greece/Turkey
                   o     Italy
                   o     France
                   o     Switzerland
                   o     Germany  (possibly  extending  to  Austria)
                   o     Benelux  Region
                   o     Nordic  Region
                   o     Spain/Portugal

These territories have been identified based on their telecom maturity, GPRS coverage, industry profile and local presence or market knowledge. GSM/GPRS coverage from most recent data confirms that most networks cover the entire country rather than regional territories. GPRS Roaming agreements with full interconnect between Mobile carriers is more developed in Europe than anywhere else in the World and continues to mature. .

     UNITED  KINGDOM

Four primary suppliers, Orange, Vodafone, O2 and T-Mobile, dominate the United Kingdom. All four have full GPRS capability.

     GREECE/  TURKEY

Greece has three primary suppliers, Cosmote, Panafon/Vodafone, TeleSTET with GPRS coverage rapidly being deployed. A fourth provider, Q-Telecom commenced operations in June 2002.

Turkey has three primary providers, Turkcell, Telsim and Aria. GPRS coverage is spasmodic but is being rapidly being deployed particularly by Turkcell.

     ITALY

Italy has three primary suppliers, TIM, Vodafone/Omnitel, and WIND, all with mature GPRS coverage.

     FRANCE

France has three primary suppliers, Orange, SFR Cegetel, Bouygues, all with mature GPRS coverage.

     SWITZERLAND

Switzerland has three primary suppliers, Swisstel, TDC, Orange with GPRS coverage already very mature.

     GERMANY

Germany  boasts  four  primary  telecom  providers  of  which  T-Mobile  and  D2
(Vodafone) are the primary players. The other two are E-Plus and O2. A MVNO, Viag, also operates but is still relatively small.

     BENELUX  (BELGIUM,  NETHERLANDS  AND  LUXEMBOURG)

Of the three countries, the Netherlands are the most developed mobile economy. The primary Dutch carrier KPN have recently teamed with DoCoMo of Japan to introduce 2.5G and 3G technologies into the market. Vodafone is developing their 3G infrastructures and are on course to be one of the first to implement in Europe. Orange is also a major player.

Belgium has a lesser coverage than the Netherlands but this should be addressed once BASE (formerly KPN Orange) completes their GPRS rollout. The other two GSM GPRS providers are Mobistar(France Telecom) and Proximus(Vodafone), the latter heavily promoting GPRS for business users through value added services such as Office@ccelerator.

The market in Luxembourg is likely to remain small, but as a financial centre there may be interest from investment community and banking sector for wireless applications such as payment processing.

     NORDIC  REGION  (NORWAY,  SWEDEN,  DENMARK  AND  FINLAND)

The Nordic region is the most advanced mobile community in the world and home to two of the largest mobile phone producers in Ericsson and Nokia. GPS has limited coverage in the far North of the region, and was recently sited as a primary driver for the European Galileo project, the development of a European GPS network (to existing GPS standards) that will provide greater coverage of Northern and North-Eastern Europe.

In Denmark, TeleDanmark, Sonofon and Telia have all implemented GPRS solutions. TeleDenmark boasts total coverage while Telia exposure is restricted to prime population in industrial regions. Telia have adopted a similar strategy within Finland covering only Helsinki, Tampere and Turku. Sonera and Radiolinja provide almost total coverage of the country, with only Lapland having limited coverage.

Sweden is the stronghold of Telia, with the largest percentage of the market and greatest penetration, Telia is positioned to benefit from the continued growth of the Swedish market. However, Vodafone are making significant inroads to the market following the acquisition of Europolitan. Telenor and Netcom service and provide coverage to 98% of the population of Norway.

     SPAIN/PORTUGAL

Spain has three dominant suppliers, Telefonica, Vodafone Espana, and Amena. GPRS coverage and the quality of the coverage for these suppliers is improving.

Portugal has three suppliers, TMN, Vodafone Telecel and Optimus. GPRS coverage is being rolled out all over the country, which is enabling GPRS base stations with GPRS functionality.

DISTRIBUTION  METHODS

GlobeTrac will distribute its products and services by selling directly to end users in the United Kingdom via a GlobeTrac employed sales team. In addition, in the United Kingdom and throughout the remainder of continental Europe, GlobeTrac will establish a network of qualified agents with local knowledge and expertise to market the product in their respective territories. Some vertical market agents will also be engaged in specific vertical market segments e.g. Public Transport, Government etc. A vertical market agent exclusively sells into a specific industry sector and is an expert with strong contacts in the public transport field.

STATUS  OF  PUBLICLY  ANNOUNCED  NEW  PRODUCT  OR  SERVICE

WebTech's products and operating businesses are constantly under development. GlobeTrac will work with WebTech and its own internal staff to create new technical features and capabilities, and will work with its operating businesses to identify new consumer demands in the marketplace.

The following is a list and brief discussion of the projects currently under development:

TELECOM AGREEMENTS: Discussions are progressing with three major European operators. Reseller agreements will provide GlobeTrac with a margin on the traffic, a proper "finders fee" for each client brought to the operator, and access to a co-marketing program.


     INTERLINK (READING): GlobeTrac has installed the WebTech locator product in a fleet company.

GlobeTrac is in discussions with a company that controls 120 couriers in the United Kingdom with a potential of over 1,000 vehicles.


GlobeTrac has recently placed multiple units with an applications developer and systems integrator who in turn has installed the units in its customers' fleets. The developer/integrator operates in the United Kingdom.

GlobeTrac has supplied multiple locators to a French reseller and is presently negotiating the terms of a formal reseller agreement with them.

GlobeTrac is poised to sign a formal reseller agreement with a Greek reseller, specializing in fleet management systems and vehicle tracking. This reseller operates in both Greece and Turkey.

Terms have been agreed with an agent in Italy to whom GlobeTrac will give exclusivity. The agent will set up an extensive network of resellers and sub agents throughout Italy.

GlobeTrac has gained exclusive rights to provide wireless telematics and mobile devices and service platform from WebTech Wireless Inc. to network operators, mobility solution providers, wireless resellers and companies that require wireless telematics and mobile solutions in Europe.

COMPETITION

GlobeTrac competes with many companies possessing greater financial resources and technical facilities than itself in the wireless telmatics and mobile services industry as well as for the recruitment and retention of qualified personnel. Many of GlobeTrac's competitors have a very diverse portfolio and have not confined their market to one industry, product or service, but offer a wide array of multi-layered businesses consisting of many different customer and industry partners. Some of these competitors have been in business for longer than GlobeTrac and may have established more strategic partnerships and relationships than GlobeTrac.

The wireless telmatics and mobile services industry is highly competitive in such sectors as haulage, fleet management and basic AVL service. Competitors are predominantly in the wireless vehicle services' market, which is separated into two main areas; telematics and automatic vehicle location (AVL). There are over 50 companies in North America alone and approximately 70 companies in Europe that provide tracking services.

Following is a brief discussion of a few of GlobeTrac's major competitors in the wireless telmatics and mobile services industry.

     SIEMENS  DATATRAK  LOCATION  &  INFORMATION  SYSTEMS  LTD.

Siemens Datatrak Location & Information Systems Ltd. has developed a land-based positioning system. Apart from the United Kingdom, the system has been established in Argentina, Austria, Belgium, Luxembourg, Malta, the Netherlands and South Africa. The system incorporates a high-speed data communications network along with low frequency signals. Location of the remote assets is determined via an integrated low frequency and GPS positioning network.

     MINORPLANET  SYSTEMS  PLC

Minorplanet has developed a vehicle management information system. The system is developed, manufactured and supported in-house exclusively by Minorplanet. The company has a client base of some 3,000 businesses and employs 1,200 full-time staff.

     BOX  TELEMATICS  LTD.

Since 1998, Box Telematics Ltd, has developed its BOX product range and services technology. Box offers a wide range of wire-free telemetry systems for numerous applications within industry and commerce. Box also offers a comprehensive data network by which to transfer the data. As well as the United Kingdom, Box is able to offer data connections in more than 100 countries world-wide. BOX telematics uses a blend of communication mediums such as GSM, GPRS, 3G, radio and satellite to transmit data.

WIRELESS  MATRIX  CORP.  (WRX  -  TSE)

Wireless Matrix sells wireless data units and telemetric devices designed to monitor remotely fixed assets such as oil wells, pipelines, storage tanks, utility meters, etc. Matrix also sells a field service unit for back-office connectivity. The device is capable of small file transfers and e-mail messaging. However, the Matrix devices are not voice-capable.

The  services  provided  by  Matrix  feature:
       o Alarm monitoring and service dispatch: notification of alarm status by phone or fax.
       o Demand polling: polling sites for status of monitored asset. Communicator will determine the rate of polling.
       o Supervisory control: can change site parameter points using Interview component. This is the telematics command service.
       o Automatic billing: Matrix customers receive automatic monthly billing.

     QUALCOMM

QUALCOMM is a leading provider of fleet tracking services in the United States. QUALCOMM has typically addressed the long haul and trailer tracking segments of the fleet communications industry.

     MOTIENT

Motient (formerly American Mobile) is both a data network operator, and a provider of fleet communications and tracking services. Motient's current fleet communications services are primarily targeted towards the long-haul trucking market.

     PEOPLENET  COMMUNICATIONS

This privately held Minnesota corporation integrates analog cellular transceivers and GPS receivers to primarily serve the small to mid size long haul trucking market.

The services are provided through a location device along with options for a messaging terminal and a handset. PeopleNet provides the following application services over its Internet platform:
       o a "Load Match" application which posts available loads and their location online;
       o a credit checking service which allows PeopleNet's customers to check on companies' with potential loads; and
       o     a  fuel  tax  and  mileage  routing  calculator.

COMPETITIVE  POSITION  AND  METHODS  OF  COMPETITION

Management believes that the WebTech suite of products have the following key advantages over GlobeTrac's competition:


       o capable of real Internet browsing and full e-mail functionality rather than relying on wireless application protocol ("WAP"), or simple SMS messaging.
       o     capable  of  remote  diagnostic  and  telematics  control

       o provide a completely web-based management solution in its portal. Virtually any device that is capable of M2M communication can be accessible with a WebTech product.
       o clients require only one device to access the core services offered by GlobeTrac, with extra services coming from common peripherals such as PDAs and laptops.

Following  is  a  summary  of  the  strengths of the WebTech suite of products :

       o First to market with certified GSM/GPRS location / telematics device
       o     Ubiquitous  global  network  coverage  /  roaming  (GSM)
       o End-to-end solution - no third parties required for support or development
       o Requires only a single device, with none of the unwieldy components of other systems, such as proprietary networks or protocols.
       o It's small(1.5" x 3"), lighter (0.25 lbs), and offers data transfer rates that are ten times faster than traditional wireless network speeds.
       o Suite of wireless data services beyond tracking/vehicle location (messaging, navigation, Internet connectivity etc.)
       o Motorola compliance certification and the only product with AT&T GSM Network certification.
       o Airtime, hardware, and service pricing is competitive and offer an excellent value to service clients.
       o In-vehicle device agnostic platform provided in the vehicle that achieves interoperability with wireless devices such as PDAs, Handsets etc.
       o Easy in-vehicle installation, small compact location/telematics device
       o Integrates peripherals such as barcode scanners, printers and credit card validation
       o Responsive, high-level detailed mapping with enhanced routing capabilities.

PRINCIPAL  SUPPLIERS

WebTech is GlobeTrac's sole supplier and GlobeTrac acquires all of its products directly from WebTech. For a term of two years, WebTech has granted Global Axxess the exclusive right to distribute WebTech's suite of products in Europe pursuant to the terms and conditions of the master distributorship agreement dated June 19, 2002 among WebTech Wireless International, WebTech Wireless Inc. and Global Axxess Corporation Limited. The suite of products is made up of all hardware, software and any products developed by WebTech that permits wireless tracking, transmitting or archiving of data or any combination of the three functions.

Global Axxess' exclusive right of distribution will expire on June 18, 2004. However, if Global Axxess has ordered the minimum number of units from WebTech before the end of the term, Global Axxess will have the right to renew the agreement subject to the parties negotiating in good faith terms of a new agreement.

To retain the exclusive right to be the sole distributor in Europe, Global Axxess must order a minimum of 7,000 units by June 18, 2004. To date, Global Axxess has ordered 615 units as per the schedule of deliveries. During the rest of the term, the master distributorship agreement provides that Global Axxess must order the following number of units by the following deadlines:


     o  1,000  units  by  June  18,  2003;  and
     o 6,000 units by June 18, 2004, with a minimum order of 500 units every month in the second year of the term.

To confirm the orders, Global Axxess will deliver to WebTech via e-mail, fax or by hand a purchase order setting out the quantities of each unit, the delivery dates, the destination for delivery, and the price to be paid per unit. Within seven days of receipt of the purchase order, WebTech will deliver by e-mail or fax an order acceptance to Global Axxess. WebTech will charge the prices per unit as set out in Schedule A of the agreement and will invoice Global Axxess 50% of the purchase price within seven days of receiving the purchase order and the other 50% when the products are delivered. Global Axxess is required to pay 50% of the purchase price 30 days in advance of the delivery date and the other 50% on the delivery date. WebTech will also invoice Global Axxess monthly in advance for each unit that utilizes the Quadrant System and Global Axxess is obligated to pay such invoices within 30 days.

Any party may terminate the agreement immediately if any one of the other parties is in default under the agreement. Default includes bankruptcy, insolvency, an assignment for the benefit of creditors, and any assignment of the agreement by a party without the written consent of the other parties. Also, WebTech may terminate the exclusivity rights of Global Axxess if Global Axxess fails to order the minimum number of units required by the agreement. Finally, a party may terminate the agreement if one of the other parties fails to perform any material obligation under the agreement. The party must provide notice to the party in default and allow them 60 days to cure the default, in which case the agreement will continue unaffected.

DEPENDENCE  ON  ONE  OR  A  FEW  MAJOR  CUSTOMERS

GlobeTrac does not have any major customers that it depends on. GlobeTrac is still in the start up phase and has not as of yet negotiated a contract with a major client.

GlobeTrac will be targeting clients that own large fleets of vehicles, such as freight companies, distribution and delivery services, security firms, retail service companies and utilities that need to know where their vehicles are and what they are doing, twenty four hours a day.


Also, GlobeTrac will target clients with fixed and mobile assets in the field that require maintenance and monitoring of their assets. Clients with remote equipment have to commit considerable resources to maintain and monitor their assets. For example, oil rigs and utility equipment are expensive and highly engineered.

Finally, GlobeTrac will target clients with equipment, such as elevators, that require regular diagnostics and check-ups. Many equipment parts are timed and can be configured to issue an alert when replacement is due.

PATENTS/TRADE MARKS/LICENCES/FRANCHISES/CONCESSIONS/ROYALTY AGREEMENTS OR LABOUR CONTRACTS

Neither GlobeTrac nor its subsidiaries currently own any patents or trade marks. Also, they are not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trade marks, with the exception of the master distributorship agreement among Global Axxess, WebTech Wireless International and WebTech Wireless Inc. See "Principal Suppliers" above and Exhibit 10.1 - Master Distributorship Agreement for more information.


All of GlobeTrac's online businesses and web sites are copyrighted upon loading. "www.globetrac.com" is a registered domain name of GlobeTrac. GlobeTrac and its subsidiaries will seek further trademark protection for its online businesses and any associated domain names.

REQUIREMENT  FOR  GOVERNMENT  APPROVAL  OF  PRINCIPAL  PRODUCTS  OR  SERVICES

GlobeTrac has met the current requirements for the WebTech suite of products. All products have the accreditation for eMark and CE marking in order to be marketed in Europe.

EFFECT  OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON GLOBETRAC'S BUSINESS

Except as indicated above, there are no existing or probable government regulations on GlobeTrac's business. Other than normal governance there are requirements to have products properly accredited and type approved by the relevant regulatory bodies e.g. the Europe Union. WebTech has confirmed that it has received the requisite approval and all of its products have been accredited for eMark and CE marking.


EXPENDITURES  ON  RESEARCH  AND  DEVELOPMENT  DURING  THE  LAST TWO FISCAL YEARS

GlobeTrac has not spent ay funds on research and development activities in the last two fiscal years.

GlobeTrac is not currently conducting any research and development activities, other than the development of our website.

NUMBER  OF  TOTAL  EMPLOYEES  AND  NUMBER  OF  FULL  TIME  EMPLOYEES

Globetrac  Limited  has  three  employees,  all of which are fulltime employees.
Globetrac Limited also currently has contracted with three independent contractors for, installation services, IT consultancy, and one specializing in business development, sales and marketing of products. All employees work out of GlobeTrac's office in the United Kingdom.

As GlobeTrac expands its client base and product lines, it will need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

                                  RISK FACTORS

You should consider each of the following risk factors and the other information in this Annual Report, including our financial statements and the related notes, in evaluating GlobeTrac's business and prospects. The risks and uncertainties described below are not the only ones that impact on GlobeTrac's business. Additional risks and uncertainties not presently known to GlobeTrac or that GlobeTrac currently considers immaterial may also impair its business operations. If any of the following risks actually occur, GlobeTrac's business and financial results could be harmed. In that case, the trading price of GlobeTrac's common stock could decline.

RISKS  ASSOCIATED  WITH  GLOBETRAC'S  BUSINESS  AND  PRODUCTS:

1.
THE WIRELESS TELMATICS AND MOBILE SERVICES INDUSTRY IS IMPACTED BY GLOBAL ECONOMIC WEAKNESS THAT COULD NEGATIVELY AFFECT GLOBETRAC'S REVENUES AND OPERATING RESULTS.

     Recent global economic weakness has had wide-ranging effects on markets that GlobeTrac serves, particularly wireless communications equipment manufacturers and network operators. GlobeTrac cannot predict whether a recovery will occur or what effects negative events, such as war, may have on the economy. Further, an economic recovery, if it occurs, may not benefit GlobeTrac in the near term. If it does not, GlobeTrac's ability to increase or maintain its revenues and operating results may be impaired. In addition, because GlobeTrac intends to continue to make significant investments to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of its revenues will have a significant adverse impact on its operating results.




2. GLOBETRAC LACKS AN OPERATING HISTORY AND HAS LOSSES THAT IT EXPECTS WILL CONTINUE INTO THE FUTURE. IF THE LOSSES CONTINUE GLOBETRAC WILL HAVE TO SUSPEND OPERATIONS OR CEASE OPERATIONS.

     GlobeTrac has no operating history upon which an evaluation of its future Success or failure can be made. GlobeTrac has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. GlobeTrac's net loss since inception is $826,637. For the 12 months ended December 31, 2002, operating expenses increased by $749,582. See "Management Discussion and Analysis on page 18 for more details.

     GlobeTrac's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to generate revenues from its planned business operations. Based upon current plans, GlobeTrac expects to incur operating losses in future periods. This will happen because there are expenses associated with its business operations. GlobeTrac cannot guaranty that it will be successful in generating revenues in the future. Failure to generate revenues may cause GlobeTrac to suspend or cease operations.


3. GLOBETRAC DERIVES ALL OF ITS REVENUES FROM SALES OUTSIDE THE UNITED STATES, AND NUMEROUS FACTORS RELATED TO INTERNATIONAL BUSINESS ACTIVITIES
SUBJECT GLOBETRAC TO RISKS THAT COULD REDUCE THE DEMAND FOR ITS PRODUCTS AND NEGATIVELY AFFECT ITS OPERATING RESULTS.

     Currently, GlobeTrac only markets, sells and services the WebTech suite of products internationally. GlobeTrac has established sales offices in the United Kingdom and is expanding its operations to the other 45 countries in Europe in which GlobeTrac has the exclusive right to market, sell and service the WebTech suite of products. Several factors will have an effect on the business operations of GlobeTrac in Europe, including foreign politics, foreign governments, foreign policy and regulation, and currency fluctuations


4. GLOBETRAC DEPENDS UPON ONE SUPPLIER TO PROVIDE ITS PRODUCTS. ANY DISRUPTIONS IN THE OPERATIONS OF, OR THE LOSS OF, THIS SUPPLIER COULD HARM
GLOBETRAC'S ABILITY TO MEET ITS DELIVERY OBLIGATIONS TO ITS CLIENTS AND WOULD INCREASE ITS COST OF SALES.

     One supplier WebTech, supplies all the products that GlobeTrac markets and Sells in Europe. GlobeTrac's reliance on a sole supplier involves risks. These risks include possible shortages of capacity, product performance shortfalls, and reduced controls over delivery schedules, manufacturing capability, quality assurance, quantity and costs. GlobeTrac's operations also may be harmed by lengthy or recurring disruptions at any of the facilities of its principal supplier and may be harmed by disruptions in the distribution channels from its principal supplier and to its clients. These disruptions may include labor strikes, work stoppages, terrorism, war, fire, earthquake, flooding or other natural disasters. These disruptions could cause significant delays in shipments until GlobeTrac is able to ship the products from its principal supplier. The loss of GlobeTrac's principal supplier or the inability of its principal supplier to meet performance and quality specifications or delivery schedules could harm GlobeTrac's ability to meet its delivery obligations to its clients.

     Also beyond the terms and conditions provided in the master distributorship agreement, GlobeTrac has no firm long-term commitments from WebTech to supply products to it for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. See "Principal Suppliers" and Exhibit 10.1 - Master Distributorship Agreement for more details.


5. A REDUCTION OR INTERRUPTION IN PRODUCT SUPPLY OR A SIGNIFICANT INCREASE IN PRODUCT PRICES COULD HAVE A MATERIAL ADVERSE EFFECT ON GLOBETRAC'S BUSINESS AND PROFITABILITY.

     GlobeTrac's ability to meet client demands depends, in part, on its ability obtain timely and adequate delivery of products from its principal supplier and internal manufacturing capacity. GlobeTrac has experienced product shortages in the past that has adversely affected its operations. Although GlobeTrac works closely with its principal supplier to avoid these types of shortages, it may continue to encounter these problems in the future. Product shortages could adversely affect GlobeTrac's ability and that of its clients to ship products in a timely basis and its clients' demand for GlobeTrac's products. Any such shipment delays or declines in demand could reduce GlobeTrac's revenues and harm its ability to achieve or sustain acceptable levels of profitability. Additionally, failure to meet client demand in a timely manner could damage GlobeTrac's reputation and harm its client relationships.


6. DEFECTS OR ERRORS IN GLOBETRAC'S PRODUCTS OR IN THOSE MADE BY ITS PRINCIPAL SUPPLIER COULD HARM GLOBETRAC'S RELATIONS WITH ITS CLIENTS AND EXPOSE
GLOBETRAC  TO  LIABILITY.   SIMILAR  PROBLEMS  RELATED  TO  THE  PRODUCTS  OF
GLOBETRAC'S  CLIENTS  WOULD  HARM  ITS  BUSINESS.

     WebTech suite of products are inherently complex and may contain defects and errors that are detected only when the products are in use. Further, because the products perform critical functions in GlobeTrac's clients' products and networks, such defects or errors could have a serious impact on GlobeTrac's clients, which could damage GlobeTrac's reputation, harm its client relationships and expose GlobeTrac to liability. Defects or impurities in WebTech's suite of products or those used by GlobeTrac's clients, equipment failures or other difficulties could adversely affect GlobeTrac's ability and that of its clients to ship products on a timely basis as well as client demand for its products. Any such shipment delays or declines in demand could reduce GlobeTrac's revenues and harm its ability to achieve or sustain acceptable levels of profitability.


     GlobeTrac and its clients may also experience component or software failures or defects that could require significant product recalls, reworks and/or repairs that are not covered by warranty reserves and that could consume a substantial portion of the capacity of GlobeTrac's third-party manufacturers or those of its clients. Resolving any defect or failure related issues could consume financial and/or engineering resources that could affect future product release schedules.


7.     IF  GLOBETRAC  EXPERIENCES  ANY  PRODUCT  LIABILITY  CLAIMS  OR  RECALLS,
GLOBETRAC MAY ALSO INCUR SIGNIFICANT EXPENSES AND EXPERIENCE DECREASED DEMAND FOR ITS PRODUCTS.

     Testing, manufacturing, marketing and use of GlobeTrac's products and those of its clients entails the risk of product liability. Product liability claims present a risk of protracted litigation, substantial money damages, attorney's fees, costs and expenses, and diversion of management attention. In addition, as GlobeTrac expands its business, GlobeTrac will be exposed to an increased risk of litigation regarding various safety, performance and other matters.


     GlobeTrac does not carry general liability insurance. Any imposition of Liability or legal costs could have a material adverse effect on the Business or financial condition of GlobeTrac.


8. GLOBETRAC'S BUSINESS AND OPERATIONS WOULD SUFFER IF THE PRODUCTS OR SYSTEMS FAILED.

    GlobeTrac's operations are subject to system failures, which could interrupt
     Service  and  have  a  material  adverse  effect  on its operating results.
     Despite the implementation of security measures and the existence of a disaster recovery plan for GlobeTrac's internal information technology networking systems, GlobeTrac's systems are vulnerable to damages from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication failures. Any system failure, accident or security breach that causes interruptions in GlobeTrac's operations could result in a material disruption to its business. To the extent that any disruption or security breach results in a loss or damage to its clients' data or applications, or inappropriate disclosure of confidential information, GlobeTrac may incur liability as a result. In addition, GlobeTrac may incur additional costs to remedy the damages caused by these disruptions or security breaches.


     From time to time GlobeTrac may install new or upgraded business management systems. To the extent such systems fail or are not properly implemented, GlobeTrac's business operations may experience material disruptions that could have a material adverse effect on the results of operations.


RISKS  ASSOCIATED  WITH  GLOBETRAC'S  INDUSTRY:

9. THE WIRELESS TELMATICS AND MOBILE SERVICES INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE THAT GLOBETRAC MUST KEEP PACE WITH TO SUCCESSFULLY COMPETE.

     The market for WebTech's suite of products and technology is characterized by many factors, including:


     a. rapid technological  advances  and  evolving  industry  standards;
     b. changes in client  requirements;
     c. frequent introductions of new  products  and  enhancements;  and
     d. evolving methods of building and operating telecommunications systems.

     GlobeTrac's future success will depend on its ability to continue to Introduce new products, technology and enhancements on a timely basis. GlobeTrac's future success will also depend on its ability to keep pace with technological developments, satisfy varying client requirements, price it products competitively and achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render WebTech's suite of products and technology obsolete and unmarketable. If GlobeTrac fails to anticipate or respond adequately to technological developments or customer requirements, or experiences any significant delays in the introduction or shipment of the products and technology in commercial quantities, its competitive position could be damaged.


10. THE COMPANY FACES SIGNIFICANT COMPETITION IN THE WIRELESS TELMATICS AND MOBILE SERVICES INDUSTRY.

     GlobeTrac's products faces significant competition from several other suppliers of similar products, some of which may have greater financial and technological resources. GlobeTrac can provide no assurance that its products will compete successfully with the products of its competitors or that it will adapt to changes in the business, regulatory or technological environment as successfully as GlobeTrac's competitors. See "Business of GlobeTrac - Competition" for more details.


11. CURRENCY FLUCTUATIONS COULD NEGATIVELY AFFECT FUTURE PRODUCT SALES OR ROYALTY REVENUE AND HARM GLOBETRAC'S ABILITY TO COLLECT RECEIVABLES.

     GlobeTrac is exposed to risk from fluctuations in currencies, which may change over time as its business practices evolve, that could impact its operating results, liquidity and financial condition. Because GlobeTrac is a global concern, adverse movements in currency exchange rates may negatively affect its business due to a number of situations, including the following:


a. Investments in GlobeTrac's consolidated foreign subsidiaries and in other foreign entities that use the local currency as the functional currency may decline in value as a result of declines in local currency values.


b. Declines in currency values in selected regions may adversely affect GlobeTrac's operating results because its products and those of its clients may become more expensive to purchase in the countries of the affected currencies. GlobeTrac's trade receivables are generally British Pound or Euro dollar denominated. Accordingly, any significant changes in the value of the dollar against GlobeTrac's clients' functional currencies could result in an increase in its clients' cash flow requirements and could consequently affect its ability to collect receivables.


12. GLOBETRAC'S BUSINESS AND OPERATING RESULTS MAY BE HARMED BY INFLATION AND DEFLATION.

     Inflation has had and may continue to have adverse effects on the economies and securities markets of certain countries and could have adverse effects on GlobeTrac's clients in those countries including their ability to obtain financing and repay debts. Significant inflation or deflation could have a material adverse effect on GlobeTrac's business, operating results, liquidity and financial position.

13. GOVERNMENT REGULATION OR ANY CHANGE IN SUCH REGULATION MAY ADVERSELY AFFECT GLOBETRAC'S BUSINESS.

    GlobeTrac's products are subject to various international regulations. These regulations require that its products meet certain radio frequency emission standards, not cause unallowable interference to other services, and in some cases accept interference from other services. GlobeTrac is subject to government regulations and requirements of local standards bodies outside the United States, where GlobeTrac is less prominent than local competitors and have less opportunity to participate in the establishment of regulatory and standards policies. Changes in the regulations that govern GlobeTrac's business operations could have a material adverse effect on GlobeTrac's business, operating results, liquidity and financial position.


RISKS  ASSOCIATED  WITH  GLOBETRAC  AND  ITS  SUBSIDIARIES:

14.     GLOBETRAC'S  STOCK  PRICE  IS  VOLATILE.

     The stock market in general, and the stock prices of technology-based and wireless communications companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of GlobeTrac's common stock has fluctuated in the past and is likely to fluctuate in the future as well, especially if GlobeTrac's common stock continues to be thinly traded. Factors that may have a significant impact on the market price of GlobeTrac's common stock include:


     a. announcements concerning GlobeTrac or its competitors, including the selection of wireless communications technology by wireless service providers and the timing of the roll-out of those systems;
     b.     delivery  of  substantial  orders  for  products;
     c.     quality  deficiencies  in  services  or  products;
     d. announcements regarding financial developments or technological innovations;
     e. international developments, such as technology mandates, political developments or changes in economic policies;
     f.     new  commercial  products;
     g. government regulations, including stock option accounting and tax regulations;
     h.     acts  of  terrorism  and  war;
     i.     proprietary  rights  or  product  or  patent  litigation;  or
     j. rumors or allegations regarding GlobeTrac's financial disclosures or practices.

15. A SMALL NUMBER OF GLOBETRAC'S STOCKHOLDERS OWN A SUBSTANTIAL AMOUNT OF GLOBETRAC'S COMMON STOCK, AND IF SUCH STOCKHOLDERS WERE TO SELL THOSE SHARES IN THE PUBLIC MARKET WITHIN A SHORT PERIOD OF TIME, THE PRICE OF GLOBETRAC'S COMMON STOCK COULD DROP SIGNIFICANTLY.

     Because GlobeTrac's officers and directors own more than 24% of the outstanding shares of common stock, they will be able to significantly decide who will be directors and any other stockholders may not be able to elect any directors. In addition, other stockholders also own substantial amounts of shares of GlobeTrac's common stock. Sales of a large number of shares of GlobeTrac's common stock or even the availability of a substantial number of shares for sale could have the effect of reducing the price per share of the Company's common stock, especially if the common stock continues to be thinly traded.


16. GLOBETRAC MAY NOT BE ABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL NECESSARY FOR THE IMPLEMENTATION OF ITS PRODUCT AND BUSINESS STRATEGY.

     GlobeTrac's future success depends largely upon the continued service of its Board members, executive officers and other key personnel. GlobeTrac's success also depends on its ability to continue to attract, retain and motivate qualified personnel. In addition, implementing its product and business strategy requires sales and marketing experience, and its revenues are highly dependent on sales and marketing innovations. Key personnel represent a significant asset, and the competition for these personnel is intense in the wireless telmatics and mobile services industry.


     GlobeTrac may have particular difficulty attracting and retaining key personnel in periods of poor operating performance given the significant use of incentive compensation by its competitors. GlobeTrac does not maintain key person life insurance on any of its personnel. The loss of one or more of its key employees or its inability to attract, retain and motivate qualified personnel could negatively impact GlobeTrac's ability to sell and distribute WebTech's suite of products.

17. GLOBETRAC'S BUSINESS AND OPERATING RESULTS WILL BE HARMED IF IT IS UNABLE TO MANAGE GROWTH IN ITS BUSINESS.

     GlobeTrac's business may experience periods of rapid growth that will place significant demands on GlobeTrac's managerial, operational and financial resources. In order to manage this possible growth, GlobeTrac must continue to improve and expand its management, operational and financial systems and controls, including quality control and delivery and service capabilities. GlobeTrac will also need to continue to expand, train and manage its employee base. GlobeTrac must carefully manage research and development capabilities and production and inventory levels to meet product demand, new product introductions and product and technology transitions. GlobeTrac cannot assure that it will be able to timely and effectively meet that demand and maintain the quality standards required by its existing and potential clients.


     In addition inaccuracies in GlobeTrac's demand forecasts, or failure of the systems used to develop the forecasts, could quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. If GlobeTrac ineffectively manages its growth or is unsuccessful in recruiting and retaining personnel, its business and operating results will be harmed.


18.     GLOBETRAC  DOES  NOT  EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

     GlobeTrac has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. GlobeTrac intends to retain earnings, if any, to develop and expand its business.


19. "PENNY STOCK" RULES MAY MAKE BUYING OR SELLING GLOBETRAC'S COMMON STOCK DIFFICULT, AND SEVERELY LIMIT THEIR MARKET AND LIQUIDITY.

     Trading in GlobeTrac's securities is subject to certain regulations adopted by the SEC commonly known as the "penny stock" rules.These rules govern how broker-dealers can deal with their clients and "penny stocks". The additional burdens imposed upon broker-dealers by the "penny stock" rules may discourage broker-dealers from effecting transactions in GlobeTrac's securities, which could severely limit their market price and liquidity of its common stock. See "Penny Stock rules" on page 17 for more details.


ITEM  2.     DESCRIPTION  OF  PROPERTY.

GlobeTrac operates from its principal executive office at 42 Brook Street, London, United Kingdom. GlobeTrac has leased this premise on a month to month basis. In the opinion of the management of GlobeTrac, this office space will meet the needs of GlobeTrac for the foreseeable future.

GlobeTrac has also leased an office/warehouse at Wyvols Court, Old Basington Road, Swallowfield, Reading, United Kingdom.

ITEM  3.     LEGAL  PROCEEDINGS.

GlobeTrac is not a party to any pending legal proceedings and, to the best of GlobeTrac's knowledge, none of GlobeTrac's property or assets are the subject of any pending legal proceedings

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

(A)     MARKET  INFORMATION

GlobeTrac's common stock has been quoted on the NASD OTC Bulletin Board since March 2002 under the symbol "GBTR"(formerly "ARTE"). However, from March 2002 to June 2002, GlobeTrac's common stock did not trade. The first trade occurred on June 28, 2002. The table below gives the high and low bid information for each fiscal quarter since GlobeTrac's common stock has been quoted. The bid information was obtained from Nasdaq.com and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High  &  Low  Bids
--------------------------------------------------------------------
Period  ended                High          Low            Source
--------------------------------------------------------------------
31  March  2003              $1.08        $0.51         Nasdaq.com
31  December  2002           $1.46        $0.55         Nasdaq.com
30  September  2002          $1.30      $0.9925         Nasdaq.com
30  June  2002               $1.25        $1.25         Nasdaq.com
--------------------------------------------------------------------
(B)     HOLDERS  OF  RECORD

There  are  approximately  18  holders  of  record  of GlobeTrac's common stock.

(C)     DIVIDENDS

GlobeTrac has declared no dividends on its common stock, with the exception of the following, and is not subject to any restrictions that limit its ability to pay dividends on its shares of common stock. Dividends are declared at the sole discretion of our Board of Directors.

On May 17,2002, the Board of Directors declared a stock dividend of three shares for every one share issued. The stock dividend was paid out on May 28, 2002.

(D)     RECENT  SALES  OF  UNREGISTERED  SECURITIES
There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

In May 2001, GlobeTrac issued 1,635,000 shares of its common stock to 18 investors for $0.02 per share. The shares were issued in a transaction that management believed satisfied the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that Act and Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission. Specifically, the offer was made to "accredited investors", as that term is defined under applicable federal and state securities laws, and no more than 35 non-accredited investors. The value of the shares was arbitrarily set by GlobeTrac and had no relationship to its assets, book value, revenues or other established criteria of value. There were no commissions paid on the sale of these shares. The net proceeds to GlobeTrac were $32,700.

In February 2001, GlobeTrac issued 1,500,000 shares of its common stock to Bernard P. Colacchio. The shares were issued in a transaction which management believed satisfied the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of the Securities Act of 1933, as amended. 500,000 of the shares were issued to Mr. Colacchio in exchange for services provided to GlobeTrac, which were valued at $1,000. 1,000,000 of the shares were issued to Mr. Colacchio in exchange for $2,000.

In November 2001, GlobeTrac's registration statement on Form SB-2 to register 2,560,000 shares of common stock held by its shareholders was declared effective by the SEC.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of GlobeTrac's common stock.

(E)     PENNY  STOCK  RULES

Trading in GlobeTrac's common stock is subject to the "penny stock" rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends GlobeTrac's common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

THE FOLLOWING PRESENTATION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF GLOBETRAC INC. SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND OTHER CONSOLIDATED FINANCIAL INFORMATION INCLUDED HEREIN.

OVERVIEW

GlobeTrac was incorporated in the state of Delaware on March 2, 2000 under the name 411Place.com. In February 2001, the company changed its name to Artescope, Inc, was headquartered in Fountain Valley, California, and was in the business of providing digital graphic design and production services for commercial and corporate enterprises. On July 29, 2002 the company changed its name to GlobeTrac Inc. and changed its business direction to selling, marketing, distributing and installing global wireless tracking and telematics equipment.

On June 28, 2002, GlobeTrac reached a verbal, conditional agreement with the shareholders of Global Axxess Corporation Limited to acquire all of their shares. On August 27, 2002, all of the conditions to the agreement were satisfied or waived, and GlobeTrac acquired all of the shares of Global Axxess for $1. Global Axxess is a private Irish company that was incorporated on December 31, 1997, as "Advance High Tech Development Enterprises Limited". On April 26, 2002, the company changed its name to Global Axxess Corporation Limited. Global Axxess has the exclusive rights to distribute global wireless tracking and telematics products in Europe. Global Axxess distributes wireless tracking, communications, and telematics devices developed and manufactured by WebTech Wireless Inc. of Burnaby, British Columbia, under a master distributorship agreement dated for reference June 19, 2002, between Global Axxess and WebTech. The agreement grants Global Axxess the exclusive right to distribute WebTech's products in Europe.

Through Global Axxess, GlobeTrac offers an end-to-end platform of wireless and mobile services using a GSM/GPRS network that provides commercial fleets with affordable vehicle tracking, communications and telematics services delivered over the Internet and in a user-friendly format. With these services, fleet managers can ensure that their vehicles are operated efficiently, economically and safely, thus maximizing their customers' satisfaction.

Also, on August 27, 2002, Global Axxess acquired the beneficial ownership of all of the issued and outstanding shares of Globetrac Limited for one British pound. Globetrac Limited was incorporated in the United Kingdom on March 28, 2002 as a private limited company under the name "Global Axxess Tracking Limited". On July 19, 2002 the company changed its name to Globetrac Limited. Globetrac Limited is in the business of selling, marketing, distributing and installing the global wireless tracking and telematics equipment.

As part of GlobeTrac acquiring all of the shares of Global Axxess, Jim Pratt was appointed to the board of directors of GlobeTrac and appointed its president on September 3, 2002. Also, on August 27, 2002, Jim Pratt and John daCosta were appointed to the board of directors of each of Global Axxess and Globetrac Limited.

GlobeTrac is a start-up business and has been concentrating on training and building their sales team while ensuring that all product sold meets or exceeds customer expectations and as such has generated only minimal revenues to date.

With its recent acquisitions and management changes, GlobeTrac has been focused on effectuating and implementing its new business plan. As such, GlobeTrac has an accumulated deficit of $826,637 to date and additional financing will be required by GlobeTrac to fund its development activities and to support operations. Management plans to mitigate its losses in future years by reducing certain operating expenses that were associated with the change in business direction, business acquisition and management changes. However, there is no assurance that GlobeTrac will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable GlobeTrac to introduce new products and services on a continual and timely basis. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

RESULTS  OF  OPERATIONS

     Revenues
     --------

Revenue increased by $38,669 from $3,639 for the year ended December 31, 2001 to $42,308 for the same year ended December 31, 2002. The increase in revenue was caused by the change in management and the change in business direction. All of the revenue earned in 2001 and $630 of the revenue earned in 2002, came from the digital graphic design business and $41,678 of the revenue earned in 2002, came from sales and installation of the global wireless tracking and telematics equipment. GlobeTrac expects to generate additional revenues by expanding its sales and marketing program, training and building their sales team and ensuring all of their products meet or exceed customer expectations.

     Cost  of  Sales
     ---------------

Cost of sales increased by 100% or $29,937 for the year ended December 31, 2002 as compared to December 31, 2001 when there were no costs associated with sales. The reason for the increase is due to the change in management and change in business direction. As a percentage of revenue, the gross margin decreased from 100% in fiscal 2001 to 29% in fiscal 2002 due to changing from the digital graphic design business to the wireless tracking and telematics business. GlobeTrac expects both cost of sales and gross margin to increase as revenues increase.

     Operating  Expenses
     -------------------

Operating expenses increased for the year ended December 31, 2002 compared to the year ended December 31, 2001 by $749,582, primarily due to increases of $9,451 in filing and transfer fees, $92,415 in management fees, $107,221 in consulting fees, $62,286 in professional fees, $23,943 in office expenses, $21,184 in rent, $3,017 in wages, $11,854 in telephone expenses, $78,279 in travel and entertainment, $105,799 in marketing and advertising, $3,905 in commissions, $1,715 in printing and reproduction, $1,202 in interest and bank charges, $1,318 in depreciation, $49,519 in installation expenses, $1,646 in losses on foreign exchange transactions and a charge for impairment of goodwill of $174,828. The increase in operating costs was caused by a change in management, a change in business direction and a new sales and marketing program. GlobeTrac expects future operating expenses to increase due to continued expansion of its sales and marketing program.

     Deferred  Tax  Assets
     ---------------------

GlobeTrac has deferred tax assets of approximately $227,000 at December 31, 2002. Management has established a valuation allowance equal to the full amount of the deferred tax assets because the ability of GlobeTrac to use these losses is uncertain.

     Interest  Expense
     -----------------

Interest expense increased from December 31, 2001 to December 31, 2002 by $23,357 or 100 % primarily due to interest on convertible notes payable and the note due to a related party.

LIQUIDITY  AND  CAPITAL  RESOURCES

GlobeTrac had cash of $210,229 and working capital of $72,845 at December 31, 2002. During the year ended December 31, 2002, GlobeTrac used $911,235 in cash for operating activities, primarily for an operating loss of $792,589, an increase in accounts receivable of $68,935, an increase in inventory of $170,682 and an increase in prepaid expenses of $91,771 offset by depreciation of $1,318, an occupancy cost contribution by an officer of $500, and an increase in accounts payable and accrued liabilities of $147,321, an account payable and accrued interest payable to a related parties of $45,328 and accrued interest of $18,275. Cash used in operations of $911,235 and an increase in cash of $200,695 were financed by issuing convertible notes for $607,288 and issuing a note to a related party for $500,000 as well a the effect of exchange rate changes on cash of $9,941 offset by an equipment purchase of $5,299. An increase in working capital of $68,117 was due to an increase in current assets of $532,083 offset by an increase in current liabilities of $463,966. GlobeTrac has accumulated a deficit of $826,637 since inception and has a stockholders deficiency of $777,421. GlobeTrac has no contingencies or long-term commitments except for the agreements with WebTech Wireless Inc. and Summit International Limited.

PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS

GlobeTrac anticipates funding its working capital needs for the next twelve months through sales, the equity capital markets and private financings. Although the foregoing actions are expected to cover its anticipated cash needs for working capital and capital expenditures for a least the next twelve months, no assurance can be given that GlobeTrac will be able to raise sufficient cash to meet these cash requirements.

Management plans to improve GlobeTrac's cash flows and operating results by the selling of wireless tracking and telematics units and monthly portal rental fees, raising additional capital through private placements of stock and private loans.

GlobeTrac is not currently conducting any research and development activities other than the development of its website. It does not anticipate conducting such activities in the near future. As GlobeTrac expands its customer base and product lines, it will need to hire additional employees, agents, distributors or independent contractors as well as purchase or lease additional equipment.

INTERNAL  AND  EXTERNAL  SOURCES  OF  LIQUIDITY

GlobeTrac has funded its operations principally from borrowings in the form of accounts payable, convertible notes payable and funds received from related parties.

INFLATION

GlobeTrac does not believe that inflation will have a material impact on its future operations.

UNCERTAINTIES  RELATING  TO  FORWARD  LOOKING  STATEMENTS

This Form 10-KSB Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about GlobeTrac's strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

Forward-looking statements in this Form 10-KSB include statements regarding (1) expectation that revenue will increase during fiscal 2003 (2) expectation of product lines and customer base increasing (3) expectation of future operating expenses increasing (4) expectation that the expansion of customer base and product lines will cause wages, marketing and promotional costs to increase (5) expectation that working capital needs for fiscal 2003 will be funded through the equity capital markets and private financings (6) expectation that an increase in customers and product lines will lead to hiring of additional employees or independent contractors (7) expectation that an increase in customer and product lines will lead to the purchase or lease of additional equipment (8) uncertainty of utilizing deferred tax assets (9) expectation that inflation will not have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10-KSB and GlobeTrac disclaims any duty to update such statements.

Certain parts of this Form 10-KSB may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 based on current management's expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to demand for GlobeTrac's products and services; changes in business direction or strategy; competitive factors (including competitors introducing superior products); pricing pressure (including competitors offering similar products at lower prices); inability to attract, develop or retain technical, consulting managerial, sales personnel, agents, distributors or independent contractors; changes in consumer tastes; inability to obtain product from the manufacturer and evolving industry products and standards. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and GlobeTrac assumes no obligation to update any such forward-looking statements.


ITEM  7.     FINANCIAL  STATEMENTS

See audited financial statements for the period ended December 31, 2002 and 2001 attached as an Exhibit to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

GlobeTrac's principal independent accountant, Tim Quintanilla, has not changed since the date of incorporation and there have been no disagreements with GlobeTrac's principal independent accountant. However, Mr. Quintanilla changed accounting firms and a Form 8-K was filed announcing this change. See Item 13(b) Reports on Form 8-K below for more information.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(A)     IDENTIFY  DIRECTORS  AND  EXECUTIVE  OFFICERS

Each director of GlobeTrac or its subsidiaries holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

GlobeTrac's  and  its  subsidiaries'  management  teams  are  listed  below.

MANAGEMENT  TEAMS
--------------------------------------------------------------------------------
                                    Companies
--------------------------------------------------------------------------------
Officer's Name       GLOBETRAC INC.     GLOBAL AXXESS (1)     GLOBETRAC LIMITED
--------------------------------------------------------------------------------
                       Director,          Director            Director
Jim  Pratt         CEO,  President                            CEO,  President
--------------------------------------------------------------------------------
David Patriquin        Director              n/a                  n/a
--------------------------------------------------------------------------------
                       Director,          Director            Director
                 Chief Financial Officer,               Chief Financial Officer,
John  daCosta     Treasurer, Corporate Secretary          Treasurer, Corporate
                                                               Secretary
--------------------------------------------------------------------------------
                                          Director
Edward Duncan             n/a        Corporate Secretary           n/a
--------------------------------------------------------------------------------

(1) The corporate laws governing this company do not require the appointment of officers, with the exception of a corporate secretary. Directors perform all management duties of this company, with the exception of Edward Duncan. Mr. Duncan, who is a resident in Ireland, has been appointed the corporate secretary as required by the residency requirement of the corporate law of Ireland. Mr. Duncan is not involved in any of the day-to-day management of the Global Axxess.

Jim Pratt Mr. Pratt (54 years old) has been a director and the CEO of GlobeTrac since September 2002. Mr. Pratt has been a director of Global Axxess since August 2002. Mr. Pratt has been a director and the CEO of Globetrac Limited since August 27, 2002. In the past five years, Mr. Pratt served as the CEO of Peoples Phone in Hong Kong and is currently the Managing Director of Asia Wireless, a Division of Telstra On Air, Telstra Corporation of Australia. He oversees all of Telstra Group's wireless operations and is responsible for their various investments throughout the Asia Pacific Region. Mr. Pratt has more than thirty years international management experience in the Asia-Pacific telecommunications industry. Also, Mr. Pratt currently represents Singtel Optus Limited as the chairman of the GSM Association. Mr. Pratt is also a non-executive director of Brek Energy Corporation, a NASDAQ-quoted company.

David Patriquin Mr. Patriquin (60) has been a director of GlobeTrac since November 2002. Mr. Patriquin is a businessman who operates several private businesses, including a private mortgage business, a restaurant and lounge for the past 22 years and a real estate company for the past 27 years.

John daCosta Mr. daCosta (38) has been a director and the CFO of GlobeTrac since May 2002. Mr. daCosta has been a director of Global Axxess since August
2002. Mr. daCosta has been a director of Globetrac Limited since August 27, 2002 and the corporate secretary since February 25, 2003. In the past five years, Mr. daCosta has worked with numerous public and private companies in providing accounting and management services.

(B)     IDENTIFY  SIGNIFICANT  EMPLOYEES

GlobeTrac does not have any significant employees. However, GlobeTrac has retained the following independent consultants that management believes each make a significant contribution to GlobeTrac's business operations.

Mike Compton Mr. Crompton (30) has been retained as an independent consultant through his personal company, Summit International Ltd., since October 2002. Mr. Crompton's duties are sales, marketing and business development. For the past five years Mr. Crompton has worked for several technology companies in

Europe, including (1) the business orgination director of Mloop Global Exchange PLC, an internet based online trading platform for the mobile phone industry,
(2) a managing partner of Benefon Sales Agency, a company that sold GSM / GPS products, and (3) a partner of Fonexco Technology Group, where Mr. Crompton sold and traded wireless products.

Ian Seccombe Mr. Seccombe (42) has been retained as an independent consultant since October 2002. Mr. Seccombe's duties are sales, marketing and business development. For the past five years Mr. Seccombe has worked for several technology companies in Europe, including (1) the international account director of Mloop Global Exchange PLC, an internet based online trading platform for the mobile phone industry, (2) the United Kingdom account director of Benefon Sales Agency, specializing in consumer sales for GSM / GPS mobile products, (3) the vice-president of sales and marketing of an internet based travel company in France and Switzerland, and (4) the director of sales and marketing of Kamden International Shipping Ltd., an international logistics group.

(C)     FAMILY  RELATIONSHIPS

There are no family relationships among the directors, executive officers or persons nominated or chosen by GlobeTrac to become directors or executive officers.

(D)     INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

(1) No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2) No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3) No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4) No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(E)     CODE  OF  ETHICS

GlobeTrac has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of GlobeTrac's adopted code of ethics is attached to this annual report. See Exhibit 99.1 - Code of Ethics for more information. Also, GlobeTrac's code of ethics has been posted on its website at www.globetrac.com. GlobeTrac undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Bradford Long at 1-800-648-4287 to request a copy of GlobeTrac's code of ethics.

(F)     COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

All reports were filed with the SEC on a timely basis and GlobeTrac is not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following. Gregory Pek failed to file a Form 4 (Change of Beneficial Ownership) when he acquired 4,000,000 shares of common stock and failed to file a Form 5 (Annual Statement of Beneficial Ownership). The other affiliates, in lieu of filing a Form 5, provided
GlobeTrac  with  a  written  representation  that  a  Form  5  was not required.

ITEM  10.  EXECUTIVE  COMPENSATION.

GlobeTrac has paid $92,415 in compensation to its named executive officers during its 2002 fiscal year. However, no compensation was paid to its named executive officers during its 2001 fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                   |    Long Term Compensation   |
                                                                   |-----------------------------|
                              |        Annual Compensation         |        Awards      | Payouts|
                              |------------------------------------------------------------------|--------|
a . . . . . . . . .  b        |       c            d          e    |     f        g     |   h    |   i    |
----------------------------------------------------------------------------------------------------------|
Name. . . . . . . .                                                          Securities
And . . . . . . . .                                          Other    Restric-   Under-          All Other|
Principal . . . .                                         .  Annual     Ted     Lying             Compen- |
Position. . . . . .                                          Compen-   Stock   Options    LTIP     Sation |
                                    Salary       Bonus     Sation ($)  Awards  SARs (#)  Payouts     ($)  |
                         Year         ($)         ($)                   ($)               ($)             |
----------------------------------------------------------------------------------------------------------|
Jim Pratt, CEO            2000        n/a          n/a         n/a       n/a      n/a      n/a      n/a   |
Sept 2002 -Present        2001        n/a          n/a         n/a       n/a      n/a      n/a      n/a   |
                          2002     80,415          nil         nil       nil      nil      nil      nil   |
----------------------------------------------------------------------------------------------------------|
John daCosta, CFO (1)     2000        n/a          n/a         n/a       n/a      n/a      n/a      n/a   |
 May 2002-Present         2001        n/a          n/a         n/a       n/a      n/a      n/a      n/a   |
                          2002     12,000          nil         nil       nil      nil      nil      nil   |
----------------------------------------------------------------------------------------------------------|
Renee Close-President     2000        nil          nil         nil       nil      nil      nil      nil   |
Mar 2000 - May 2002       2001        nil          nil         nil       nil      nil      nil      nil   |
                          2002        nil          nil         nil       nil      nil      nil      nil   |
----------------------------------------------------------------------------------------------------------|
Ryan Neely - President     2000        nil          nil        nil       nil      nil      nil      nil   |
Mar 2000 - Mar 2000        2001        n/a          n/a        n/a       n/a      n/a      n/a      n/a   |
                           2002        n/a          n/a        n/a       n/a      n/a      n/a      n/a   |
----------------------------------------------------------------------------------------------------------|

(1) John daCosta was also the CEO of the GlobeTrac from May 2002 to September 2002.

Since GlobeTrac's inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between GlobeTrac and any of its directors or between any of the subsidiaries and any of its directors whereby such directors are compensated for any services provided as directors.

There are no other employment agreements between GlobeTrac or the Subsidiary and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of GlobeTrac or from a change in a named executive officer's responsibilities following a change in control.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  HOLDERS AND MANAGEMENT.

(a)     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  (MORE  THAN  5%)

--------------------------------------------------------------------------------
(1)                  (2)                      (3)        [1]          (4) [2]
TITLE  OF  CLASS     NAME AND ADDRESS OF       AMOUNT AND NATURE      PERCENT
                     BENEFICIAL OWNER          OF BENEFICIAL OWNER    OF CLASS
--------------------------------------------------------------------------------
Common Stock         Jim  Pratt
                     32 Greenwich Road,
                     Grenwich Sydney, NSW         4,000,000             19.01%
                     2065 Australia
--------------------------------------------------------------------------------
Common Stock         Gregory M. Pek
                     19/F, 80 Gloucester Road     4,000,000             19.01%
                     Wanchai, Hong Kong
--------------------------------------------------------------------------------
Common Stock         David Patriquin
                     2306 Folkstone Way
                     West Vancouver, BC V7S 3C7   1,201,000 [2]          5.71%
--------------------------------------------------------------------------------

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] This number includes 476,000 shares that are beneficially owned indirectly and 500,000 shares that may be acquired as part of a call option.

[3] Based on 21,040,000 shares of common stock issued and outstanding as of March 31, 2003.

(B)     SECURITY  OWNERSHIP  OF  MANAGEMENT

--------------------------------------------------------------------------------
(1)                  (2)                      (3)                     (4) [1]
TITLE  OF  CLASS     NAME AND ADDRESS OF       AMOUNT AND NATURE      PERCENT
                     BENEFICIAL OWNER          OF BENEFICIAL OWNER    OF CLASS
--------------------------------------------------------------------------------
Common Stock         Jim  Pratt
                     32 Greenwich Road,
                     Grenwich Sydney, NSW         4,000,000             19.01%
                     2065 Australia
--------------------------------------------------------------------------------
Common Stock         John daCosta
                     600-1100 Melville Street
                     Vancouver, BC   V6E 4A6              0                 0%
--------------------------------------------------------------------------------
Common Stock         David Patriquin
                     2306 Folkstone Way
                     West Vancouver, BC V7S 3C7    1,201,000 [2]         5.71%
--------------------------------------------------------------------------------
Common Stock         Gregory M. Pek
                     19/F, 80 Gloucester Road      4,000,000            19.01%
                     Wanchai, Hong Kong
--------------------------------------------------------------------------------
Common Stock         Directors and Executive Officers
                     (as a group)                  5,201,000            24.72%
--------------------------------------------------------------------------------

 [1] Based on 21,040,000 shares of common stock issued and outstanding as of March 31, 2003.
 [2] This number includes 476,000 shares that are beneficially owned indirectly and 500,000 shares that may be acquired as part of a call option.

(C)     CHANGES  IN  CONTROL

GlobeTrac is not aware of any arrangement that may result in a change in control of GlobeTrac.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

(A)     RELATIONSHIPS  WITH  INSIDERS

No member of management, executive officer or security holder has had any direct or indirect interest in any transaction to which GlobeTrac or any of its subsidiaries was a party with the exception of the following:

LOAN  FROM  DAVID  PATRIQUIN  TO  GLOBETRAC

On November 27, 2002, GlobeTrac borrowed $500,000 from David Patriquin, a director of GlobeTrac. Interest on the loan accrues at 10% compounded annually. Interest payments are due on the anniversary date of the loan. All outstanding interest and principal is due and owing on November 27, 2004. GlobeTrac may repay the loan in whole or in part at anytime without penalty. See Exhibit 10.2
-  Loan  Agreement  for  more  information.

(B)     TRANSACTIONS  WITH  PROMOTERS

GlobeTrac does not currently have a promoter. No one has received anything of value from GlobeTrac or its subsidiaries nor is any person entitled to receive anything of value from GlobeTrac or its subsidiaries for services provided as a promoter of GlobeTrac or its subsidiaries.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(A)     INDEX  TO  AND  DESCRIPTION  OF  EXHIBITS.

                       EXHIBIT     DESCRIPTION     STATUS
--------------------------------------------------------------------------------
EXHIBIT A     1.  Audited Financial Statements for the period ended
              December 31, 2002     Included

2.1 Articles of Incorporation filed as an Exhibit to GlobeTrac's registration statement on Form SB-2 filed on August 2, 2001, and incorporated herein by reference. Filed

2.2 Bylaws filed as an Exhibit to GlobeTrac's registration statement on Form SB-2 filed on August 2, 2001, and incorporated herein by reference. Filed

2.3 Certificate of Amendment to Articles of Incorporation changing the Issuer's name to GlobeTrac Inc. Included

10.1 Master Distributorship Agreement dated June 19, 2002 among WebTech Wireless International, WebTech Wireless Inc. and Global Axxess Corporation Limited filed as an attached exhibit to GlobeTrac's Form 8-K (Current Report) filed on September 11, 2002, and incorporated herein by reference. Filed

10.2 Loan Agreement dated November 27, 2002 between GlobeTrac Inc. and David Patriquin with attached promissory note dated November 27, 2002 Included
     99.1 Code of Ethics Included

(B)  REPORTS  ON  FORM  8-K.

On October 3, 2002, GlobeTrac filed a Form 8-K disclosing under Item #4 the change of GlobeTrac's auditing accountant to a new accounting firm.

There were no other reports on Form 8-K filed by GlobeTrac during the quarter ended December 31, 2002.

ITEM  14.     CONTROLS  AND  PROCEDURES.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, GlobeTrac's Chief Executive Officer and Chief Financial Officer believe GlobeTrac's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by GlobeTrac in this report is accumulated and communicated to GlobeTrac's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in GlobeTrac's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, GlobeTrac has caused this report to be signed on its behalf by the undersigned duly authorized person.

GLOBETRAC  INC.

            By:     /s/  Jim  Pratt
               Name:     JIM  PRATT
               Title:     DIRECTOR  AND  CEO
               Dated:     APRIL  14,  2003


            By:     /s/  John  daCosta
               Name:     JOHN  DACOSTA
               Title:     DIRECTOR  AND  CFO
               Dated:     APRIL  14,  2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GlobeTrac Inc. ("GlobeTrac") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jim Pratt, President and Chief Executive Officer of GlobeTrac and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

 /s/  Jim  Pratt
      Jim  Pratt
      Chief  Executive  Officer
      April  14,  2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GlobeTrac Inc. ("GlobeTrac") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John daCosta, Secretary, Treasurer, and Chief Financial Officer of GlobeTrac and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

   /s/  John  daCosta
        John  daCosta
        Chief  Financial  Officer
        April  14,  2003

                                 GLOBETRAC INC.
                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                  CERTIFICATION


I,  Jim  Pratt,  certify  that:
1.   I  have  reviewed  this  annual  report  on  Form 10-KSB of GlobeTrac Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April  14,  2003

  /s/  Jim  Pratt
       Jim  Pratt
       Chief  Executive  Officer

                                 GLOBETRAC INC.
                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                  CERTIFICATION


I,  John  daCosta,  certify  that:
1.   I  have  reviewed  this  annual  report  on  Form 10-KSB of GlobeTrac Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April  14,  2003

  /s/  John  daCosta
       John  daCosta
       Chief  Financial  Officer

                                 CODE OF ETHICS

                                 GLOBETRAC INC.

OVERVIEW

GlobeTrac has adopted a code of ethics that is applicable to every officer, director, employee and consultant of the company and its affiliates (collectively the "Employee" or "Employees"). The Code reaffirms the high standards of business conduct required of all Employees. The Code is part of GlobeTrac's continuing efforts to (1) ensure that it complies with all applicable laws, (2) have an effective program in place to prevent and detect violations of law, and (3) educate and train its Employees to be aware and understand ethical business practices. In most circumstances, the Code sets standards that are higher than the law requires.

OBJECTIVE

One of GlobeTrac's objectives is to conduct all business operations in the utmost ethical manner. GlobeTrac cares about its Employees, shareholders, clients, suppliers, and the communities in which it conducts its business operations. In the course of meeting its business objectives, GlobeTrac considers it essential that all Employees understand and comply with the Code and therefore share and participate in GlobeTrac's way of conducting business.

STANDARD  OF  CONDUCT

GlobeTrac insists that all aspects of its business operations are conducted with honesty, integrity and fairness, and with respect for the interests of those affected by its business and activities. GlobeTrac also expects the same in its relationships with all those with whom it does business.

Each Employee must maintain and foster integrity and honesty in all dealings with clients and all business transactions. Each Employee must commit to act according to the highest ethical standards and is expected to apply ethical business practices in administrative and financial aspects of the business operations of GlobeTrac.

No code of conduct can hope to lay down appropriate behavior for every situation, nor should it seek to do so. Each Employee is required to make a careful and considered judgement of what is right and proper in any particular situation.

It is the obligation of every Employee in conducting the business operations of GlobeTrac to be responsible, honest, trustworthy, conscientious, and dedicated to the highest standards of ethical business practices. Accordingly, all Employees are required to avoid not only impropriety, but also the appearance of impropriety in conducting the business operations of GlobeTrac.

ACCURACY  OF  RECORDS

GlobeTrac's accounting records and supporting documents must accurately describe and reflect the nature and result of GlobeTrac's business operations. All activities and results of GlobeTrac's business operations must be presented in a fair and balanced manner.

All business transactions must be properly authorized as well as completely and accurately recorded on GlobeTrac's books. Procedures for doing so must comply with GlobeTrac 's financial policy and follow GlobeTrac's policy for authorization and documentation, as well as follow generally accepted accounting practices. Budget proposals and other financial evaluations and forecasts must fairly represent all information relevant to the business transaction. In addition, no unrecorded cash funds or other asset accounts will be established or maintained for any purpose. Misapplication or improper use of corporate or property or false entry to records by any Employee or by others must be reported to Board of GlobeTrac.

COMMUNICATING  ACCURATE  AND  TIMELY  INFORMATION

In all interactions and communications, whether with shareholders, the public, clients, government agencies, or others inside or outside of GlobeTrac, each Employee is expected to be truthful and forthright. This includes making accurate statements, not misrepresentations or statements intended to mislead or misinform; and responding promptly, accurately, and with full disclosure to requests from governmental agencies for information or documents.

RECORD  KEEPING  AND  RETENTION

To help maintain the integrity of GlobeTrac's record-keeping and reporting systems, each Employee must know his or her area's records retention procedures, including how data is stored and retrieved. It is that person's responsibility to know how to document and transact any entries or records that he or she is responsible for. All Employees are expected to comply fully and accurately with all audits, including responding in a timely fashion to requests for records or other material from or on behalf of GlobeTrac's auditors or management.

OBEYING  THE  LAW

All Employees of GlobeTrac are required to comply with (1) the letter and the spirit of laws and regulations of the countries in which GlobeTrac conducts business operations, (2) the accepted business practices in commercial markets, and (3) any contractual terms and conditions applicable to any business transaction.

Each Employee must commit to know and abide by all applicable laws and regulations.

A breach of any law, regulation or ethical standard by any Employee will not be justified by the pursuit of profit or the departure from acceptable practice by competitors.

INSIDER  TRADING

The applicable laws prohibit any Employee from buying or selling GlobeTrac's common stock or any other kind of public security as a result of inside information. It is also illegal and unethical to provide such information about GlobeTrac to other individuals or companies so that they may gain. As a result, every Employee is prohibited under the Code from trading in stock of GlobeTrac, clients or suppliers as a result of any inside information.

ENVIRONMENTAL  ISSUES

GlobeTrac is committed to running its business in an environmentally sound and sustainable manner. GlobeTrac's objective is to ensure that its business operations have the minimum adverse environmental impact commensurate with the legitimate needs of its business operations.

DECLARATION  OF  INTEREST

Each Employee is required to reveal any personal interest that may impinge or might reasonably be deemed by others to impinge on the Employee's business dealings with industry.

GlobeTrac expects its Employees to avoid (1) personal activities and financial interests that could conflict with their responsibilities and obligations and
(2) giving assistance to competitors, which could be in conflict with the interests of GlobeTrac or its clients. All Employees are required to seek the consent of GlobeTrac management if they intend to become partners or shareholders in companies outside the GlobeTrac corporate structure.

CONFIDENTIALITY

Employees must respect the confidentiality of information received in the course of business dealings and must never use such information for personal gain. Information given by Employees in the course of business dealings must be true and fair and never designed to mislead.

Confidential information can only be revealed upon written authorization of management.

Employees must not use or disclose GlobeTrac's trade secrets, proprietary, or confidential information, or any other confidential information gained in the performance of GlobeTrac as a means of making private profit, gain or benefit. Employees must not use Internet bulletin boards or chat rooms to discuss matters or opinions related to GlobeTrac or any of its industries, or to respond to comments about GlobeTrac. In today's electronic age, posting information on Internet bulletin boards or even communicating in chat rooms is the same as "speaking to the media".

PRODUCT  QUALITY  ASSURANCE

GlobeTrac is committed to providing products that consistently offer value in terms of price and quality that is equivalent to or greater than accepted industry standards.

FAIR  COMPETITION

GlobeTrac is committed to vigorous yet fair competition and supports the development of appropriate competition laws. Each Employee must avoid any business arrangement that might prevent the effective operation of fair competition.

COMPLIANCE  WITH  THE  CODE

It is the responsibility of the Board of GlobeTrac to ensure that the standards embodied in the Code are communicated to, understood and observed by all Employees. The Board of GlobeTrac will not criticize management for any loss of business resulting from adherence to the Code. Equally, the Board of GlobeTrac undertakes that no Employee will suffer as a consequence of bringing to their attention, or that of senior management, a breach or suspected breach of the Code.

The standards set out in the Code directly reflects GlobeTrac's high ethical standards. GlobeTrac expects and requires each and every Employee, as a representative of GlobeTrac, to fulfill GlobeTrac's ethical commitment in a way that is visible to the outside world with which GlobeTrac conducts its business operations.

Each Employee is responsible for complying with the standards set out in the Code and must ensure that their personal conduct is above reproach. Each Employee has an obligation to assure that the conduct of others around him or her complies with the Code.

All Employees have a legal, moral, and ethical duty to report to the Board of GlobeTrac and the appropriate authorities any known or suspected violations of law, regulations or corporate policy, including the Code.

Breaches of law, regulations and the standards of conduct listed above may lead to serious consequences for the Employee concerned.

ENFORCEMENT  OF  CODE

The Code will be enforced at all levels fairly and without prejudice. Any breach of any standard of the Code may result in disciplinary action, up to and including termination.

ANNUAL  ACKNOWLEDGEMENT

Each Employee will be required to sign a statement annually that he or she has read and understands GlobeTrac's Code of Ethics. This statement will also require that the Employee state that he or she is in full compliance with the Code.

                        ACKNOWLEDGEMENT AND CERTIFICATION


I acknowledge and certify that I have read and understand the information set forth in the Code of Ethics of GlobeTrac Inc. and will comply with these principles in my daily work activities. I am not aware of any violation of the standards of GlobeTrac's Code of Ethics.


Date:___________________________________________________________________________


Name  (print):__________________________________________________________________


Position:_______________________________________________________________________


Address:________________________________________________________________________


Signature:______________________________________________________________________

                                 LOAN AGREEMENT

This agreement dated for reference November 27, 2002, is between GLOBETRAC INC., a Delaware company of Suite 3.07, 42 Brook Street, London, W1K 5DB, United Kingdom, and fax 011-44-20-7958-9384 ("GLOBETRAC"); and DAVID PATRIQUIN, of 2306 Folkstone Way, West Vancouver, British Columbia, V7S 3C7, and fax (250) 573-2853 (the "LENDER").

Whereas the Lender has agreed to advance US$500,000 to GlobeTrac for working capital, for valuable consideration, the receipt and sufficiency of which are acknowledged, the parties agree that:

                                 INTERPRETATION

1.     The  definitions  in  the  recitals  are  part  of  this  agreement.

2.     In  this  agreement:

       1.     "Closing" means the day on which this agreement is signed.
       2.     "$" means United States dollars unless otherwise indicated.

                        TERMS AND CONDITIONS OF THE LOAN

THE  LOAN

3. GlobeTrac has applied to Lender for a loan in the amount of Five Hundred Thousand Dollars (US$500,000) (the "Loan") to provide working capital to GlobeTrac.

4. The Lender agrees to make the Loan to GlobeTrac on the terms and conditions of this agreement. The Loan will be evidenced by a Promissory Note (the "Note").

5. The Loan will be funded on Closing. Interest will accrue on the Loan once disbursed by the Lender. GlobeTrac acknowledges that it has no right to proceeds of the Loan other than to have the same disbursed in accordance with the terms and conditions of this agreement.

TERMS OF THE LOAN

6. The Note will provide for interest on the principal balance outstanding thereunder from time to time at the rate of 10% per annum, compounded annually. All accrued interest will be paid on each anniversary date of Closing, commencing on November 27, 2003.

7. All Interest, principal and other amounts due and owing under this Note will be due on November 27, 2004 (the "Due Date").

8. GlobeTrac may repay the Loan in full or in part at any time during the term of the Loan.

                         EVENTS OF DEFAULT AND REMEDIES

EVENTS  OF  DEFAULT

9. GlobeTrac will be deemed to have committed an "Event of Default" if any of the following occurs:

       1. the failure of GlobeTrac to pay when due any sum owed to the Lender under this agreement and/or under the Note at the time and in the amount due;

       2. GlobeTrac commits a breach of or fails to perform any of the terms, covenants and conditions of this agreement. Notwithstanding the foregoing provided such breach or failure does not constitute a separate Event of Default under any other subsection of this Section 9, such breach of failure will not constitute an Event of Default under this Section 9(b) unless such failure or breach will continue for more than 10 days after notice of such failure is given by the Lender to GlobeTrac, unless such failure is not reasonably capable of being cured within such 10-day period but is reasonably capable of being cured within 30 days after such notice) and GlobeTrac commences action to cure such failure within such 30-day period and diligently and continuously prosecutes such action to completion and causes such failure to be cured within 30 days after such notice;

       3. GlobeTrac files a voluntary petition of bankruptcy or will be adjudicated bankrupt or insolvent, or will file any petition or answer seeking any reorganization, arrangement, liquidation, dissolution or other similar relief for itself under the present or any future applicable federal, state or other statute or law relative to bankruptcy, insolvency or other relief for debtors;

       4. a  general  assignment  by  GlobeTrac  for  the  benefit of creditors;
       5. GlobeTrac  applies for,  or  the  appointment of, a receiver, trustee,
       custodian  or   liquidator  of  GlobeTrac  or  any  of  its  assets ;  or
       6. any claim is filed against, or any proceeding is commenced concerning GlobeTrac, which the Lender determines, in his sole discretion, will have a material adverse effect on the ability of GlobeTrac to perform its obligations under this agreement.

REMEDIES

10. Upon the occurrence of an Event of Default under this agreement, the Lender may, at his option, do any or all of the following:

        1. Declare all sums due under the Note to be immediately due and payable in full.

        2. Exercise all other remedies provided to Lender by this agreement or the Note, or any other applicable laws.

11. If, at any time or times regardless of whether or not an Event of Default then exists, the Lender incurs legal or accounting expenses or any other costs in connection with (i) the Loan or this agreement, (ii) any litigation, contest, dispute, suit, proceeding or action (whether instituted by the Lender or GlobeTrac or any other person or entity) in any way relating to the Loan and this agreement or GlobeTrac's affairs; or
     (iii) any attempt to enforce any rights of the Lender against GlobeTrac; then all such reasonable legal and accounting expenses, other costs and expenses of the Lender will be charged to GlobeTrac. All amounts chargeable to GlobeTrac under this Section 11 will be will be payable on demand to the Lender, and will bear interest from the date such demand is made until paid in full at interest rate provided in the Note.

     OTHER  PROVISIONS

12. The Lender acknowledges that this agreement was prepared for GlobeTrac by R.
    H. Daignault Law Corporation and that it may contain terms and conditions onerous to the Lender. The Lender expressly acknowledges that GlobeTrac has given him adequate time to review this agreement and to seek and obtain independent legal advice, and the Lender represents to GlobeTrac that he has in fact sought and obtained independent legal advice and is satisfied with all the terms and conditions of this agreement.



13.  Time  is  of  the  essence  of  this  agreement.

14. The parties will promptly sign, or cause to be signed, and will deliver to each other any and all documents, instruments and agreements deemed necessary by the parties to give effect to or carry out the terms or intent of this agreement.

15. This agreement is governed by the laws of British Columbia and must be litigated in the courts of British Columbia.

16. Any notice that must be given or delivered under this agreement must be in writing and delivered by hand to the address or transmitted by fax to the fax number given for the party on page 1 and is deemed to have been received when it is delivered by hand or transmitted by fax unless the delivery or transmission is made after 4:00 p.m. or on a non-business day where it is received, in which case it is deemed to have been delivered or transmitted on the next business day. Any payments of money must be delivered by hand or wired as instructed in writing by the receiving party. Any delivery other than a written notice or money must be made by hand at the receiving party's address.

17.  The  parties  may assign this agreement or any part of it to another party.

18. Any amendment of this agreement must be in writing and signed by the parties.

19. This agreement enures to the benefit of and binds the parties and their respective successors, heirs and permitted assignees.

20. If any provision of this agreement is illegal or unenforceable under any law, then it is severed and the remaining provisions remain legal and enforceable.

21. This agreement may be signed in counterparts and delivered to the parties by fax, and the counterparts together are deemed to be one original document.

The  parties'  signatures  below  are  evidence  of  their  agreement.


GLOBETRAC  INC.


     /s/  Jim  Pratt                             /s/  David  Patriquin

Authorized  signatory                            DAVID  PATRIQUIN
November  27,  2002                              November  27,  2002

                                    DELAWARE                             page 1


I, HARRIET SMITH WINDSOR, SECRETARY OF STATE OF THE STATE OF DELAWARE, DO HEREBY CERTIFY THE ATTACHBD IS A TRUE AND CORRECT COPY OF THE CERTIFICATE OF AMENDMENT OF "ARTESCOPE, INC." HANGING ITS NAME FROM "ARTESCOPE1 INC." TO "GLOBETRAC INC." FILED IN THIS OFFICE ON THE TWENTY-NINTH DAY OF JULY, A.D. 2002, AT 9 O'CLOCK A.M.

A FILED COPY OF THIS CERTIFICATE HAS BEEN FORWARDED TO THE NEW CASTLE COUNTY RECORDER OF DEEDS

[SEAL]                                                  /s/Harriet Smith Windsor
                                       Harriet Smith Windsor. Secretary of State

3186932    8100                        AUTHENTICATION: 1908157

020480476                              DATE: 07-29-02

                                State of Delaware
                           Certificate of Amendment of
                         Certificate of Incorporation of
                                 Artescope, Inc.


Artescope, Inc., a corporation organized under the General Corporation Law of the State of Delaware (the "Corporation"), does certify:

..  FIRST:  That  at  a  meeting  of  the  Board  of Directors of Artescope, Inc.
resolutions were duly adopted setting forth proposed amendments of the Certificate of Incorporation of said corporation, declaring said amendments to be advisable and calling a meeting of the stockholders of said corporation for consideration thereof. The resolution setting forth the proposed amendments is as follows:

RESOLVED,  that  the  Certificate of Incorporation of the Corporation be amended by:

1. changing the Article thereof numbered "FIRST" so that, as amended, said Article will be and read as follows:

"FIRST.  The  name  of  this  corporation  is  GlobeTrac  Inc.

2. changing the Article thereof numbered "FOURTH" so that, as amended, said Article will be and read as follows:

"FOURTH. The total number of shares of stock that this corporation will have authority to issue is Two Hundred and Five Million (205,000,000) with a par value of one mil ($.001) per share. Two Hundred Million (200,000,000) of those shares are Common Stock and Five Million (5,000,000) of those shares are Preferred Stock. Each share of Common Stock will entitle the holder thereof to' one vote, in person or by proxy, on any matter on which action of the stockholders of this corporation is sought. The holders of shares of Preferred Stock will have no right to vote such shares, except (i) as determined by the Board of Directors of this corporation in accordance with the provisions of Section (3) of ARTICLE FIFTH of this Certificate of Incorporation, or (ii) as otherwise provided by the Delaware General Corporation Law, as amended from time to time. The stockholders will not possess cumulative voting rights. The holders of shares of capital stock of the corporation will not be entitled to pre-emptive or preferential rights to subscribe to any unissued stock or any other securities that the corporation may now or hereafter be authorized to issue. The corporation's capital stock may be issued and sold from time to time for such consideration as may be fixed by the Board of Directors, provided that the consideration so fixed is not less than par value. "

.. Second: That thereafter, pursuant to resolution of its Board of Directors, consents in writing, approving and adopting the amendments, were signed by the holders of Common Stock having a majority of the outstanding stock entitled to vote on the amendments and representing the necessary number of shares required by statute to be voted in favor of the amendments, all in accordance with Sections 228 and 242 of the General Corporation Law of the State of Delaware.

THIRD: That said amendment was duly adopted in accordance with the provisions of
Section 242 of the General Corporation Law of the State of Delaware.

FOURTH: That the capital of the Corporation will not be reduced under or by Reason of said amendment.


        IN WITNESS WHEREOF, the Corporation has caused this Certificate to be Signed and attested by its duly authorized officer.


Dated: July 29, 2002

                                                /s/ John DaCosta
                                          By:       John DaCosta
                                          Its:      President

ATTEST:

       /s/ John DaCosta
 By:       John DaCosta
 Its:      President

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


March  27,  2003

To the Board of Directors and Stockholders of Globetrac, Inc.


We have audited the accompanying consolidated balance sheet of Globetrac, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Globetrac, Inc. (formerly Artescope, Inc.) for the year ended December 31, 2001, were audited by other auditors whose report dated February 15, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globetrac, Inc. as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                               /s/  Hall  &  Company

                                                                  HALL & COMPANY
                                                              Irvine, California

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)


                        CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT DECEMBER 31, 2002 AND
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

CONSOLIDATED  BALANCE  SHEET

CONSOLIDATED  STATEMENTS  OF  OPERATIONS

CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  DEFICIT

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)
                           CONSOLIDATED BALANCE SHEET
                             AS AT DECEMBER 31, 2002

                                                                2002
                                                            -----------
ASSETS

CURRENT ASSETS

     Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $  210,229
     Accounts receivable,
          net of allowance for doubtful accounts of $nil .      70,617
     Inventory . . . . . . . . . . . . . . . . . . . . . .     170,682
     Prepaids. . . . . . . . . . . . . . . . . . . . . . .      91,771
----------------------------------------------------------  -----------
                                                               543,299

Fixed Assets, net of $1,318 accumulated depreciation . . .       3,981


TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .  $  547,280
==========================================================  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable and accrued liabilities. . . . . . .  $  153,810
     Current portion of convertible notes payable (Note 3)     271,316
     Current portion of due to related parties (Note 4). .      45,328
----------------------------------------------------------  -----------
                                                               470,454

Convertible notes payable (Note 3) . . . . . . . . . . . .     354,247
Due to related party (Note 4). . . . . . . . . . . . . . .     500,000

                                                             1,324,701
                                                            -----------
Commitment and Contingencies (Note 5)

STOCKHOLDERS'  DEFICIT

     Share capital (Note 6)
     Authorized
          200,000,000 common shares, $0.001 par value
          5,000,000 preferred shares, $0.001 par value
     Issued and outstanding:
          21,040,000 common shares . . . . . . . . . . . .      21,040
     Additional paid in capital. . . . . . . . . . . . . .      18,235
     Accumulated deficit . . . . . . . . . . . . . . . . .    (826,637)
     Other comprehensive income:
          Foreign currency translation adjustment. . . . .       9,941


                                                              (777,421)


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . .  $  547,280
==========================================================  ===========

    The accompanying notes are an integral part of these financial statements

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                          2002          2001
                                      ------------  ------------
REVENUE. . . . . . . . . . . . . . .  $    42,308   $     3,639

Cost of Goods Sold . . . . . . . . .       29,937             -
------------------------------------  ------------  ------------

Gross Profit . . . . . . . . . . . .       12,371         3,639
------------------------------------  ------------  ------------

OPERATING EXPENSES

Administrative expenses. . . . . . .      418,083        31,311
Selling expenses . . . . . . . . . .      187,982             -
Charge for impairment of goodwill. .      174,828             -
------------------------------------  ------------  ------------

Total Operating Expenses . . . . . .      780,893        31,311
------------------------------------  ------------  ------------

Loss From Operations . . . . . . . .     (768,522)      (27,672)

OTHER ITEMS

Interest expense . . . . . . . . . .       23,357             -
------------------------------------  ------------  ------------

Net loss before income tax expense .     (791,879)      (27,672)

Provision for income tax expense . .          711           800

NET LOSS FOR THE YEAR. . . . . . . .  $  (792,590)  $   (28,472)
=================================================================
BASIC AND DILUTED
     LOSS PER SHARE. . . . . . . . .  $     (0.03)  $     (0.00)
=================================================================
WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED   22,820,274    21,240,658
=================================================================

    The accompanying notes are an integral part of these financial statements

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)
                 CONSOIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                     ACCUMULATED
                                                                                         OTHER
                                                                  ADDITIONAL            COMPRE-
                                           NUMBER OF               PAID-IN  ACCUMULATED HENSIVE
                                             SHARES      AMOUNT    CAPITAL    DEFICIT    INCOME     TOTAL
------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2001. . . . . . . . .   3,075,000   $ 3,075   $      -   $  (5,575)  $     -  $  (2,500)

Common stock, issued for consulting
     services, February 28, 2001. . . . .     500,000       500        500           -         -      1,000

Common stock, issued for cash,
     February 28, 2001. . . . . . . . . .   1,000,000     1,000      1,000           -         -      2,000

Common stock, issued for cash,
     Regulation D financing, May 25, 2001   1,635,000     1,635     31,065           -         -     32,700

Net loss for the year ended
     December 31, 2001. . . . . . . . . .           -         -          -     (28,472)        -    (28,472)
------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2002. . . . . . . . .   6,210,000     6,210     32,565     (34,047)        -      4,728

Cost of occupancy contributed by officer.           -         -        500           -         -        500

Issuance of three for one common stock
     dividend, May 27, 2002 . . . . . . .  18,630,000    18,630    (18,630)          -         -          -

Common shares cancelled, June 21, 2002. .  (3,800,000)   (3,800)     3,800           -         -          -

Net loss for the year ended
     December 31, 2002. . . . . . . . . .           -         -          -    (792,590)        -   (792,590)

Foreign currency translation adjustments.           -         -          -           -     9,941      9,941
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002. . . . . . . .  21,040,000   $21,040   $ 18,235   $(826,637)  $ 9,941  $(777,421)
============================================================================================================

    The accompanying notes are an integral part of these financial statements

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                 2002        2001
-------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss for the period . . . . . . . . . . . . . . . .  $ (792,589)  $(28,472)

     Adjustment to reconcile net loss to net cash
     used in operating activities:
          Depreciation . . . . . . . . . . . . . . . . . . .        1318          -
          Cost of consulting services paid with common stock           -      1,000
          Occupancy cost contributed by an officer . . . . .         500          -

     Increase (decrease) from changes in:
          Accounts receivable. . . . . . . . . . . . . . . .     (68,935)    (1,682)
          Inventory. . . . . . . . . . . . . . . . . . . . .    (170,682)         -
          Prepaids . . . . . . . . . . . . . . . . . . . . .     (91,771)         -
          Accounts payable and accrued liabilities . . . . .     147,321      3,988
          Accrued interest, related party. . . . . . . . . .       4,795          -
          Account payable, related party . . . . . . . . . .      40,533          -
          Accrued interest, convertible debt . . . . . . . .      18,275          -
                                                           -------------------------
NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . . .    (911,235)   (25,166)
                                     ______________________

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of equipment . . . . . . . . . . . . . . . . .      (5,299)         -
                                                           -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Issuance of convertible notes payable . . . . . . . . .     607,288          -
     Issuance of note to related party . . . . . . . . . . .     500,000          -
     Net proceeds from issuance of common stock. . . . . . .           -     34,700
                                                           -------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . .   1,107,288     34,700

     Effect of exchange rate changes on cash . . . . . . . .       9,941          -
                                                           -------------------------
INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . .     200,695      9,534

CASH, BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . .       9,534          -
                                                           -------------------------

CASH, END OF PERIOD. . . . . . . . . . . . . . . . . . . . .  $  210,229   $  9,534
====================================================================================

Supplemental disclosure of cash flow information:

Cash paid during the year for:
     Income taxes. . . . . . . . . . . . . . . . . . . . . .  $        -   $    800

    The accompanying notes are an integral part of these financial statements

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE  OF  OPERATIONS

GlobeTrac Inc. (the "Company") was incorporated in the state of Delaware on March 2, 2000 as Artescope, Inc. and on July 29, 2002 changed its name to
GlobeTrac Inc. The Company's principal executive offices are headquartered in London, England. Prior to August 27, 2002, the Company provided digital graphics design and production services for commercial and corporate enterprises. On August 27, 2002 the Company acquired 100% of the shares of Global Axxess Corporation Limited ("Global Axxess"), a company incorporated in Ireland, and changed its business direction to selling, marketing, distributing and installing global wireless tracking and telematics equipment.

On May 6, 2002, all of the directors and officers of the Company resigned and a new director and officer was appointed.

On August 27, 2002, all of the directors of Global Axxess, and its wholly owned subsidiary Globetrac Limited, resigned and two new directors were appointed.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

ACCOUNTING  ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH  EQUIVALENTS

For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2002, the Company had no cash equivalents.

ACCOUNTS  RECEIVABLE

Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or market value. Market value represents the lower of replacement cost or estimated net realizable value.

CONCENTRATION  OF  CREDIT  RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company places its cash with various major financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. The Companies trade accounts receivable are primarily from transportation customers located throughout England. The Company routinely assesses the financial strength of its customers and as a consequence, concentrations of credit risk are limited.

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

FIXED  ASSETS

Computer equipment is stated at cost. Depreciation is computed over the estimated useful life of the depreciable assets using the straight-line method. The useful life for computer equipment is estimated to be 4 years.

Computer equipment is reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review is performed based on estimated undiscounted cash flows compared with the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill and indefinite life intangible assets amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles with finite lives, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Adoption of the non-amortization provisions of SFAS 142 resulted in the Company recording a charge for impairment of goodwill of $174,828 in the consolidated statements of operations.

REVENUE  RECOGNITION

Revenue is recognized when the product is shipped to a reseller or end-user or when installation of the wireless tracking and telematics equipment has been completed; price is fixed or determinable and collectability is reasonably assured.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The carrying values reflected in the consolidated balance sheet for cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments.

INCOME  TAXES

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

BASIC  AND  DILUTED  NET  LOSS  PER  COMMON  SHARE

Pursuant to its subsequent incorporation on March 2, 2000, the Company adopted the provisions of SFAS No. 128 "Earnings Per Share" which provides for the calculation of basic and diluted earnings/loss per share. Basic loss per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares during the year. Diluted earnings per share reflect the potential dilution of securities that could occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercise or converted into common stock. The Company had no outstanding options or warrants at December 31, 2002.

SEGMENT  REPORTING

The Company is centrally managed and operates in one business segment: selling, marketing, distributing and installing global wireless tracking and telematics equipment.

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

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

COMPREHENSIVE  INCOME

SFAS No. 130, "Reporting Comprehensive Income" effective in 1998, requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the current period represents foreign currency translation items associated with the Company's English and Irish operations.

NEW  ACCOUNTING  PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company's adoption of SFAS No. 143 did not have a material impact on its operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Statement (APB) 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company's adoption of SFAS No.
144  did  not  have  a  material impact on its operations or financial position.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates Statement No. 4 (and Statement No. 64, as it amends Statement No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying APB No. 30 is eliminated as well. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of Statements No. 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement No.
13. The Company's adoption of SFAS No. 145 did not have a material impact on its operations or financial position.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31,2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring and costs as well as the amount recognized.

In November 2002, The FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34", ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's operations or financial results. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

NEW  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements", ("FIN 46"). Fin 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not believe the adoption of FIN 46 will have a material impact on its financial position or results of operations.

NOTE  2  -  ACQUISITION  OF  BUSINESS

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

The  components  of  the  purchase  price  and  allocation  are  as  follows:

Consideration  and  acquisition  cost:
     Cash  paid  for  shares                              $            1
     --------------------------------------------------------------------

Allocation  of  purchase  price:
     Current  assets                                      $       99,627
     Current  liabilities  assumed                              (274,454)
     Charge  for  impairment  of  Goodwill                       174,828
     --------------------------------------------------------------------
                                                          $            1
-------------------------------------------------------------------------


Pro forma operating results for the Company, assuming the acquisition of Global Axxess occurred on December 31, 2001, are not included, as the effect is not considered material to the Company's financial statements.

NOTE  3  -  CONVERTIBLE  NOTES  PAYABLE

At December 31, 2002, the Company had a note payable to a company in the amount of $148,000, plus accrued interest of $2,309. This note is unsecured, bears interest at 8%, with $75,000 due February 8, 2004 and $73,000 due March 5, 2004. At the option of the Company the note is convertible into common shares of the Company at $0.50 per share.

The Company has notes payable to a company totaling $459,288, plus accrued interest of $15,966. These notes are unsecured, bear interest at 8% and are due at various dates between August 17, 2003 and March 14, 2004. At the option of the Company the notes are convertible into common shares of the Company at $0.50 per share.

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE  4  -  DUE  TO  RELATED  PARTIES

The Company is indebted to a company sharing a common director in the amount of $40,533, this debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At December 31, 2002, the Company has a note payable to a director of the Company in the amount of $500,000, plus accrued interest of $4,795. This note is unsecured, bears interest at 10% and is due November 27, 2004.

At December 31, 2002 and 2001 the Company had paid or has payable $92,415 and $Nil to directors and officers of the Company.

NOTE  5  -  COMMITMENT  AND  CONTINGENCIES

On October 10, 2002, Globetrac Limited entered into a three year contract whereby, Globetrac Limited agreed to pay 12,500 in British pounds per month plus sales bonuses for a three year period, for business development, sales and marketing services.

With its recent acquisitions and management changes, the Company has been focused on effectuating and implementing its new business plan. As such, the Company has an accumulated deficit of $826,637 to date and additional financing will be required by the Company to fund its development activities and to support operations. Management plans to mitigate its losses in future years by reducing certain operating expenses that were associated with the change in business direction, business acquisition and management changes. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

NOTE  6  -  COMMON  STOCK

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

NOTE  7  -  DEPENDENCE  ON  KEY  SUPPLIER

On June 19, 2002, the Company's wholly owned subsidiary entered into a two year master distribution agreement with the manufacturer and supplier of a wireless vehicle tracking, communications and telematics system, whereby the Company has the rights to market and distribute the telematics hardware and software products throughout Europe. Under the terms of the contract the Company must order a minimum of 1000 units during the first year of the term and a total of 7,000 units by the end of the term. Due to the uniqueness of the telematics equipment, the Company is dependent on this supplier, thus failure to obtain product or meet the unit minimum purchase requirements may have an adverse financial effect on the Company.

                                 GLOBETRAC INC.
                           (FORMERLY ARTESCOPE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



NOTE  8  -  INCOME  TAXES

As  of  December  31,  2002,  deferred  tax  assets  consist  of  the following:

Federal  loss  carryforwards                              $128,000
State  loss  carryforwards                                  11,000
Foreign  loss  carryforwards                                88,000
-------------------------------------------------------------------

Less:  Valuation  allowance                               (227,000)
-------------------------------------------------------------------
                                                          $      -
===================================================================

At December 31, 2002, the Company had a net operating loss carryforward ("NOL") of approximately $820,000 for federal, state and foreign tax purposes.

At December 31, 2002 the Company had a deferred tax asset of approximately $227,000 that primarily relates to net operating losses. A 100% valuation allowance has been established, as management believes it is more likely than not that the deferred tax assets will not be realized.

The federal and state NOL's expire through December 31, 2022 and December 31, 2012.

The  Company's  valuation  allowance  increased  during  2002  by  $215,000.

NOL's incurred prior to May 6, 2002 are subject to an annual limitation due to the ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused annual limitations may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.