Form 10QSB
period 2003-03-31
GLOBETRAC INC
filed 2003-05-16
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly REPORT UNDER SECTION 13 0R 15( d )
OF THE SECURITIES EXCHANGE ACT OF 1934

☐TRANSITION REPORT UNDER SECTION 13 0R 15( d )
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended
March 31, 2003

For the transition period from  ________    to  ______
Commission file number

GLOBETRAC INC.
(Name of Small Business Issuer in its charter)

Commission File Number: 000-33309

Delaware	33-0953557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
42 Brook Street, London, United Kingdom	W1K 5DB
(Address of principal executive offices)	(Zip Code)
44-20-7529-1460
Issuer’s telephone number

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Securities registered pursuant to Section 12(g) of the Act:

Class	Outstanding at May 14, 2003
Common Stock - $0.001 par value	21,040,000

Transitional Small Business Disclosure Format (Check One):    Yes   ☐       No   ☒

Page 1

GLOBETRAC INC.

CONSOLIDATED FINANCIAL STATEMENTS

As at March 31, 2003 and December 31, 2002 and
for the three months ended March 31, 2003 and 2002
(Unaudited)

Page 2

GLOBETRAC INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash	$41,395	$210,229
Accounts receivable,
net of allowance for doubtful accounts of $nil	73,210	70,617
Inventory	211,782	170,682
Prepaids	8,439	91,771

	334,826	543,299

Fixed assets, net of $1,601 and $1,295 accumulated depreciation	3,675	3,981

TOTAL ASSETS	$338,501	$547,280

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$175,402	$153,810
Current portion of convertible notes payable (Note 3)	637,206	271,316
Current portion of due to related parties (Note 5)	91,890	45,328

	904,498	470,454

Convertible notes payable (Note 3)	-	354,247
Advances payable (Note 4)	80,053	-
Due to related party (Note 5)	500,000	500,000

	1,484,551	1,324,701

STOCKHOLDERS' DEFICIT
Commitment and Contingencies (Note 6)
Share capital (Note 7)
Authorized
200,000,000 common shares, $0.001 par value
5,000,000 preferred shares, $0.001 par value
Issued and outstanding:
21,040,000 common shares	21,040	21,040
Additional paid in capital	18,235	18,235
Accumulated deficit	(1,190,984)	(826,637)
Other comprehensive income:
Foreign currency translation adjustment	5,659	9,941

	(1,146,050)	(777,421)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$338,501	$547,280

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2003	2002

REVENUE	$75,445	$630

Cost of goods sold	49,607	-

Gross Profit	25,838	630

OPERATING EXPENSES

Administrative expenses	318,686	2,276
Selling expenses	47,543	-

Total Operating Expenses	366,229	2,276

Loss From Operations	(340,391)	(1,646)

OTHER EXPENSES

Interest expense	23,956	-

NET LOSS FOR THE PERIOD	$(364,347)	$(1,646)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic and Diluted	21,040,000	24,840,000

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
For the three month periods ended March 31, 2003 and 2002
(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive
	Number of		Paid-in	Accumulated	Income
	Shares	Amount	Capital	Deficit	(Losses )	Total

Balance, April 1, 2001	4,575,000	$4,575	$1,500	$(5,575)	$-	$500

Common stock, issued for cash,
Regulation D financing, May 25, 2001	1,635,000	1,635	31,065	-	-	32,700

Net loss for the period ended
December 31, 2001	-	-	-	(28,472)	-	(28,472)

Balance, January 1, 2002	6,210,000	6,210	32,565	(34,047)	-	4,728

Cost of occupancy contributed by officer	-	-	500	-	-	500

Net loss for the three month period
ended March 31, 2002	-	-	-	(1,646)	-	(1,646)

Balance, March 31, 2002	6,210,000	6,210	33,065	(35,693)	-	3,582

Issuance of three for one common stock
dividend, May 27, 2002	18,630,000	18,630	(18,630)	-	-	-

Common shares cancelled, June 21, 2002	(3,800,000)	(3,800)	3,800	-	-	-

Net loss for the period ended
December 31, 2002	-	-	-	(790,944)	-	(790,944)

Foreign currency translation adjustments	-	-	-	-	9,941	9,941

Balance, January 1, 2003	21,040,000	21,040	18,235	(826,637)	9,941	(777,421)

Net loss for the three month period
ended March 31, 2003	-	-	-	(364,347)	-	(364,347)

Foreign currency translation adjustments	-	-	-	-	(4,282)	(4,282)

Balance, March 31, 2003	21,040,000	$21,040	$18,235	$(1,190,984)	$5,659	$(1,146,050)

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(364,347)	$(1,646)

Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	306	-
Occupancy cost contributed by an officer	-	500

Increase (decrease) from changes in:
Accounts receivable	(2,593)	1,574
Inventory	(41,100)	-
Prepaids	83,332	-
Accounts payable and accrued liabilities	21,592	(1,812)
Accrued interest, related party	12,328	-
Account payable, related party	34,234	-
Accrued interest, convertible debt	11,643	-

NET CASH USED IN OPERATING ACTIVITIES	(244,605)	(1,384)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of advances	80,053

Effect of exchange rate changes on cash	(4,282)	-

DECREASE IN CASH	(168,834)	(1,384)

CASH, BEGINNING OF PERIOD	210,229	9,534

CASH, END OF PERIOD	$41,395	$8,150

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2003 and 2002

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

GlobeTrac Inc. (the “Company”) is in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment. The Company was incorporated in the state of Delaware on March 2, 2000, and its principal executive offices are headquartered in London, England.

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002 included in the Company’s annual report on Form 10-KSB.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in the Company’s 2002 Annual Report. Additional significant accounting policies which affect the Company or which have been developed since December 31, 2002 are summarized below:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Global Axxess Corporation Limited (“Global Axxess”). Investment in Global Axxess is carried at cost and all intercompany balances and transactions have been eliminated.

Foreign Currency

The financial statements of the Company’s foreign subsidiary are measured using British Pounds as the functional currency. Assets and liabilities of the subsidiary are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates for the period. The resulting cumulative translation adjustments have been recorded as a separate component of stockholder’s equity. Foreign currency transaction gains and losses are included in consolidated net losses.

Comprehensive Income

The Company presents comprehensive income in its Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Income in accordance with Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (SFAS 130). Total comprehensive income includes, in addition to net loss, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into the separate section of stockholders’ deficit on the consolidated balance sheets.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – CONVERTIBLE NOTES PAYABLE

At March 31, 2003 the Company had a note payable in the amount of $148,000, plus accrued interest of $5,229. The note is unsecured, bears interest at 8% and $75,000 of this debt is due February 8, 2004 and $73,000 is due March 5, 2004. The note is convertible into common shares of the Company at a price of $0.50 per share, at the option of the Company.

At March 31, 2003 the Company had notes payable totalling $459,288, plus accrued interest of $24,689. These notes are unsecured, bear interest at 8% and are due at various dates between August 17, 2003 and March 14, 2004. The notes are convertible into common shares of the Company at a price of $0.50 per share, at the option of the Company.

NOTE 4 – ADVANCES PAYABLE

The advances payable bear no interest, are unsecured and have no fixed terms of repayment.

NOTE 5 – DUE TO RELATED PARTIES

The Company is indebted to a company sharing a common director in the amount of $62,309. This debt is unsecured, bears no interest and has no fixed terms of repayment.

At March 31, 2003, the Company had a note payable to a director of the Company in the amount of $500,000, plus accrued interest of $17,123. This note is unsecured, bears interest at 10% and is due November 27, 2004.

At March 31, 2003 and 2002 the Company had paid or has payable $66,999 and $nil to directors and officers of the Company.

NOTE 6 – COMMITMENT AND CONTINGENCIES

On October 10, 2002, Globetrac Limited entered into a three year contract whereby, Globetrac Limited agreed to pay 12,500 in British pounds per month plus sales bonuses for a three year period, for business development and sales and marketing services.

With its recent acquisitions and management changes, the Company has been focused on effectuating and implementing its new business plan. As such, the Company has an accumulated deficit of $1,190,984 to date and additional financing will be required by the Company to fund its development activities and to support operations. Management plans to mitigate its losses in future periods by reducing certain operating expenses that were associated with the change in business direction, the business acquisition and the changes in management. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

NOTE 7 – COMMON STOCK

On May 31, 2001, the Company completed a “best efforts” offering of its common stock pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. In accordance with the private placement memorandum offering, which was initiated on March 15, 2001, the Company issued 1,635,000 shares of its common stock at $0.02 per share for a total of $32,700.

On May 17, 2002, the Company declared a stock dividend of three shares for every one share issued. The stock dividend was paid out on May 28, 2002. The stock dividend resulted in an increase of the Company’s issued and outstanding share capital from 6,210,000 shares to 24,840,000 shares.

On June 21, 2002, the Company cancelled 3,800,000 of its issued and outstanding common shares and returned the shares to treasury.

On July 29, 2002, the authorized share capital of the Company increased from 55,000,000 shares to 205,000,000 shares with a par value of $0.001, consisting of 200,000,000 common shares and 5,000,000 preferred shares.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF GLOBETRAC INC. SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND OTHER CONSOLIDATED FINANCIAL INFORMATION INCLUDED HEREIN.

GlobeTrac is a start-up business and has been concentrating on training and building their sales team while ensuring that all products sold meet or exceed customer expectations and as such has generated only minimal revenues to date.

With its recent acquisitions and management changes, GlobeTrac has been focused on effectuating and implementing its new business plan. As such, GlobeTrac has an accumulated deficit of $1,190,984 to date and additional financing will be required by GlobeTrac to fund its development activities and to support operations. Management plans to mitigate its losses in future periods by reducing certain operating expenses that were associated with the change in business direction, the business acquisition and the changes in management. However, there is no assurance that GlobeTrac will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable GlobeTrac to introduce new products and services on a continual and timely basis. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Results of Operations

Revenues

Revenue increased by $74,815 from $630 for the three-month period ended March 31, 2002 to $75,445 for the three-month period ended March 31, 2003. The increase in revenue was caused by the changes in management and business direction. All of the revenue earned during the period ended March 31, 2002 and $Nil of the revenue earned in the period ended March 31, 2003, came from the digital graphic design business and $75,445 of the revenue earned in the period ended March 31, 2003, came from sales and installation of the global wireless tracking and telematics equipment. GlobeTrac expects to generate additional revenues by expanding its sales and marketing program, training and building their sales team and ensuring all of their products meet or exceed customer expectations.

Cost of Sales

Cost of sales increased by 100 % or $49,607 for the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002 when there were no costs associated with sales. The reason for the increase was due to the changes in management and business direction. As a percentage of revenue, the gross margin decreased from 100% in the period ended March 31, 2002 to (34%)during the period ended March 31, 2003 due to changing from the digital graphic design business to the wireless tracking and telematics business. GlobeTrac expects cost of sales to decrease as a percentage  of sales and gross margin to increase as revenues increase.

Operating Expenses

Operating expenses increased for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 by $363,953 primarily due to increases of $67,098 in professional fees, $41,397 in installation expenses, $100,005 in consulting fees, $10,565 in office expenses, $399 in interest and bank charges, $306 in depreciation, $66,999 in management fees, $11,653 in rent, $6,571 in telephone expenses, $14,044 in wages, $22,840 in marketing and advertising and $24,703 in travel and entertainment, offset by an increase of $2,627 in foreign exchange transaction gains. The increase in operating costs was caused by a change in management, a change in business direction and a new sales and marketing program. GlobeTrac expects future operating expenses to increase due to continued expansion of its sales and marketing program and they expect that future operating expenses associated with the change in business direction to decrease.

Interest Expense

Interest expense increased from March 31, 2002 to March 31, 2003 by $23,956 or 100 % primarily due to interest on convertible notes payable and the note due to a related party.

Liquidity and Capital Resources

GlobeTrac had cash of $41,395 and a working capital deficit of $569,672 at March 31, 2003. During the three-month period ended March 31, 2003, GlobeTrac used $244,605 in cash for operating activities, primarily for an operating loss of $364,347, an increase in accounts receivable of $2,593 and an increase in inventory of $41,100 offset by a decrease in prepaid expenses of $83,332 depreciation of $306 an increase in accounts payable and accrued liabilities of $21,592, accounts payable and accrued interest payable to related parties of $46,562 and accrued interest on convertible debt of $11,643. Cash used in operations of $244,605 was financed by decreases in cash of $168,834 and advances of $80,053 offset by the effect of exchange rate changes on cash of $4,282. A decrease in working capital of $642,517 was due to a decrease in current assets of $208,473 offset by an increase in current liabilities of $434,044. GlobeTrac has accumulated a deficit of $1,190,984 since inception and has a stockholders deficiency of $1,146,050. GlobeTrac has no contingencies or long-term commitments except for the agreements with WebTech Wireless Inc. and Summit International Limited.

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

Management plans to improve GlobeTrac’s cash flows and operating results by increasing sales of wireless tracking and telematics units incresing monthly portal rental fees, raising additional capital through private placements of stock,  private loans and advances.

GlobeTrac is not currently conducting any research or development activities other than the development of its website and it does not anticipate conducting such activities in the near future. As GlobeTrac expands its customer base and product lines, it will need to hire additional employees, agents, distributors or independent contractors as well as purchase or lease additional equipment.

Internal and External Sources of Liquidity

GlobeTrac has funded its operations principally from borrowings in the form of accounts payable, convertible notes payable and funds received from related parties.

Inflation

GlobeTrac does not believe that inflation will have a material impact on its future operations.

Uncertainties Relating To Forward-Looking Statements

This Form 10-QSB Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about GlobeTrac’s strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that revenue will increase during fiscal 2003 ; (2) expectation of product lines and customer base increasing ; (3) expectation of future operating expenses increasing ; (4) expectation that operating expenses related to the change in business direction will decline; (5) expectation that the expansion of customer base and product lines will cause wages, marketing and promotional costs to increase ; (6) expectation that working capital needs for fiscal 2003 will be funded through  sales, equity capital markets and private financings ; (7) expectation that an increase in customers and product lines will lead to hiring of additional employees or independent contractors ; (8) expectation that an increase in customer and product lines will lead to the purchase or lease of additional equipment ; (9) uncertainty of utilizing deferred tax assets ; and (10) expectation that inflation will not have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10-QSB and GlobeTrac disclaims any duty to update such statements.

Certain parts of this Form 10-QSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to demand for GlobeTrac’s products and services; changes in business direction or strategy; competitive factors (including competitors introducing superior products); pricing pressure (including competitors offering similar products at lower prices); inability to attract, develop or retain technical, consulting managerial, sales personnel, agents, distributors or independent contractors; changes in consumer tastes; inability to obtain product from the manufacturer and evolving industry products and standards. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and GlobeTrac assumes no obligation to update any such forward-looking statements.

Item 3.     Controls and Procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, GlobeTrac’s Chief Executive Officer and Chief Financial Officer believe GlobeTrac’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by GlobeTrac in this report is accumulated and communicated to GlobeTrac’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in GlobeTrac’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

GlobeTrac is not a party to any pending legal proceedings and, to the best of GlobeTrac’s knowledge, none of GlobeTrac’s assets are the subject of any pending legal proceedings.

Item 2. Changes in Securities.

During the first quarter of the fiscal year covered by this report, (i) GlobeTrac did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) GlobeTrac did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the first quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of GlobeTrac. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to GlobeTrac’s previously filed Form SB-2 and Form 10-KSB.

(b)   Reports on Form 8-K.

No reports were filed during the first quarter of the fiscal year covered by this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, GlobeTrac has caused this report to be signed on its behalf by the undersigned duly authorized person.

GLOBETRAC INC.

/s/ Jim Pratt	/s/ John daCosta

Name: Jim Pratt Title: Director and CEO Dated: May 15, 2003	Name: John daCosta Title: CFO Dated: May 15, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jim Pratt, President, Chief Executive Officer of GlobeTrac and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Jim Pratt
Jim Pratt
Chief Executive Officer

May 15, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John daCosta, Secretary, Treasurer, and Chief Financial Officer of GlobeTrac, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ John daCosta
John daCosta
Chief Financial Officer

May 15, 2003

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

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15 , 2003
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

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

/s/ John daCosta
John daCosta
Chief Financial Officer

