Form 10QSB
period 2003-06-30
GLOBETRAC INC
filed 2003-08-14
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2003

☐  TRANSITION REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-33309

GLOBETRAC INC.

(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Delaware (State or other jurisdiction of incorporation or organization)	33-0953557 (I.R.S. Employer Identification No.)

42 Brook Street, London, W1K 5DB, United Kingdom (Address of principal executive offices)

44-20-7529-1460 (Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 13, 2003

Common Stock - $0.001 par value	21,040,000

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

GLOBETRAC INC.

CONSOLIDATED FINANCIAL STATEMENTS

As at June 30, 2003 and December 31, 2002 and
for the three and six month periods ended June 30, 2003 and 2002
(Unaudited)

Page - 2

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 3

GLOBETRAC INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash	$50,253	$210,229
Accounts receivable,
net of allowance for doubtful accounts of $0	80,426	70,617
Inventory	200,575	170,682
Prepaids	10,317	91,771

	341,571	543,299

Fixed assets, net of $2,075 and $1,318 accumulated depreciation	5,383	3,981

TOTAL ASSETS	$346,954	$547,280

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$136,714	$153,810
Loans and advances payable (Note 3)	482,970	-
Convertible notes payable (Note 4)	649,318	271,316
Due to related parties (Note 5)	130,414	45,328

	1,399,416	470,454

Convertible notes payable (Note 4)	-	354,247
Due to related party (Note 5)	500,000	500,000

	1,899,416	1,324,701

Commitment (Note 6)

STOCKHOLDERS' DEFICIT
Share capital (Note 7)
Authorized
200,000,000 common shares, $0.001 par value
5,000,000 preferred shares, $0.001 par value
Issued and outstanding:
21,040,000 common shares	21,040	21,040
Additional paid in capital	18,235	18,235
Accumulated deficit	(1,600,451)	(826,637)
Other comprehensive income:
Foreign currency translation adjustment	8,714	9,941

Total Stockholders' Deficit	(1,552,462)	(777,421)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$346,954	$547,280

The accompanying notes are an integral part of these financial statements

Page - 4

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

REVENUE

Sales	$57,180	$-	$132,625	$630

Cost of Goods Sold	40,588	-	90,195	-

Gross Profit	16,592	-	42,430	630

OPERATING EXPENSES

Administrative expenses	398,426	12,945	717,112	15,221
Selling expenses	3,090	-	50,634	-

Total Operating Expenses	401,516	12,945	767,746	15,221

Loss from operations	(384,924)	(12,945)	(725,316)	(14,591)
Interest expense	(24,543)	-	(48,498)	-

NET LOSS FOR THE PERIOD	$(409,467)	$(12,945)	$(773,814)	$(14,591)

BASIC AND DILUTED
LOSS PER SHARE	$(0.02)	$(0.00)	$(0.04)	$(0.00)

WEIGHTED AVERAGE
SHARES OUTSTANDING	21,040,000	21,040,000	21,040,000	21,040,000

The accompanying notes are an integral part of these financial statements

Page - 5

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
For the six month periods ended June 30, 2003 and 2002
(Unaudited)

					Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, July 1, 2001	6,210,000	$6,210	$32,565	$(14,544)	-	24,231

Net loss for the period ended
December 31, 2001	-	-	-	(19,503)	-	(19,503)

Balance, December 31, 2001	6,210,000	6,210	32,565	(34,047)	-	4,728

Cost of occupancy contributed by officer	-	-	500	-	-	500

Issuance of three for one common stock
dividend, May 27, 2002	18,630,000	18,630	(18,630)	-	-	-

Common shares cancelled, June 21, 2002	(3,800,000)	(3,800)	3,800	-	-	-

Net loss for the period ended
June 30, 2002	-	-	-	(14,591)	-	(14,591)

Balance, June 30, 2002	21,040,000	21,040	18,235	(48,638)	-	(9,363)

Net loss for the period ended
December 31, 2002	-	-	-	(777,999)	-	(777,999)

Foreign currency translation adjustments	-	-	-	-	9,941	9,941

Balance, December 31, 2002	21,040,000	21,040	18,235	(826,637)	9,941	(777,421)

Net loss for the period ended
June 30, 2003	-	-	-	(773,814)	-	(773,814)

Foreign currency translation adjustments	-	-	-	-	(1,227)	(1,227)

Balance, June 30, 2003	21,040,000	$21,040	$18,235	$(1,600,451)	$8,714	$(1,552,462)

The accompanying notes are an integral part of these financial statements

Page - 6

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(773,814)	$(14,591)

Adjustment to reconcile net loss to net cash
used in operating activities:
Occupancy cost contributed by an officer	-	500
Depreciation	772	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,809)	1,682
(Increase) in inventory	(29,893)	-
Decrease in prepaids	81,454	-
(Decrease) in accounts payable	(17,096)	(3,335)
Increase in accrued interest payable to related parties	24,795	-
Increase in accounts payable to related parties	60,291	-
Increase in accrued interest payable on convertible debt	23,755	-

NET CASH USED IN OPERATING ACTIVITIES	(639,545)	(15,744)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans and advances payable	482,970	25,000

NET CASH USED IN INVESTING ACTIVITIES

Purchase of fixed assets	(2,174)	-

Effect of exchange rate changes on cash	(1,227)	-

(DECREASE) INCREASE IN CASH	(159,976)	9,256

CASH, BEGINNING OF PERIOD	210,229	9,534

CASH, END OF PERIOD	$50,253	$18,790

The accompanying notes are an integral part of these financial statements

Page - 7

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2003 and 2002

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

GlobeTrac Inc. (the "Company") is in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment. The Company was incorporated in the state of Delaware on March 2, 2000, and its principal executive offices are headquartered in London, England.

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002 included in the Company’s annual report on Form 10-KSB.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in the Company’s 2002 Annual Report. Additional significant accounting policies which affect the Company or which have been developed since December 31, 2002 are summarized below:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Global Axxess Corporation Limited ("Global Axxess"). Investment in Global Axxess is carried at cost and all intercompany balances and transactions have been eliminated.

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

Comprehensive Income

The Company presents comprehensive income in its Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Income in accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130). Total comprehensive income includes, in addition to net loss, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into the separate section of stockholders’ deficit on the consolidated balance sheets.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current periods presentation.

Page - 8

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS AND ADVANCES PAYABLE

The loans and advances payable bear no interest, are unsecured and have no fixed terms of repayment.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

At June 30, 2003 the Company had a note payable in the amount of $148,000, plus accrued interest of $8,180. The note is unsecured, bears interest at 8% and $75,000 of this debt is due February 8, 2004 and $73,000 is due March 5, 2004. The note is convertible into common shares of the Company at a price of $0.50 per share, at the option of the Company.

At June 30, 2003 the Company had notes payable totalling $459,288, plus accrued interest of $33,850. These notes are unsecured, bear interest at 8% and are due at various dates between August 17, 2003 and March 14, 2004. The notes are convertible into common shares of the Company at a price of $0.50 per share, at the option of the Company.

NOTE 5 – DUE TO RELATED PARTIES

The Company is indebted to a company sharing a common director in the amount of $36,990. This debt is unsecured, bears no interest and has no fixed terms of repayment.

The Company is indebted to a company sharing a common director in the amount of $13,277. This debt is unsecured, bears no interest and has no fixed terms of repayment.

At June 30, 2003, the Company had a note payable to a director of the Company in the amount of $500,000, plus accrued interest of $29,589. This note is unsecured, bears interest at 10% and is due November 27, 2004.

At June 30, 2003 and 2002 the Company had paid or has payable $154,831 and $3,000 to directors and officers of the Company.

NOTE 6 – COMMITMENT AND CONTINGENCIES

On October 10, 2002, Globetrac Limited entered into a three year contract whereby, Globetrac Limited agreed to pay 12,500 in British pounds per month plus sales bonuses for a three year period, for business development and sales and marketing services. On June 25, 2003 this contract was cancelled.

With its recent acquisitions and management changes, the Company has been focused on effectuating and implementing its new business plan. As such, the Company has an accumulated deficit of $ 1,600,451 to date and additional financing will be required by the Company to fund its development activities and to support operations. Management plans to mitigate its losses in future periods by reducing certain operating expenses that were associated with the change in business direction, the business acquisition and the changes in management. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis . The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

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

Page - 9

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

With its recent acquisitions and management changes, GlobeTrac has been focused on effectuating and implementing its new business plan. As such, GlobeTrac has an accumulated deficit of $1,600,451 to date and additional financing will be required by GlobeTrac to fund its development activities and to support operations. Management plans to mitigate its losses in future periods by reducing certain operating expenses that were associated with the change in business direction, the business acquisition and the changes in management. However, there is no assurance that GlobeTrac will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable GlobeTrac to introduce new products and services on a continual and timely basis. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Results of Operations

Revenues

Revenue increased by $57,180 from $Nil during the three month period ended June 30, 2003 as compared to the three month period ended June 30, 2002. The increase in revenue was caused by changes in management and business direction. Of the $57,180 in revenue earned during the three month period ended June 30, 2003 $48,696 came from the sale and installation of the global wireless tracking and telematics equipment and $8,484 came from the monthly portal and airtime income associated with the sale of this equipment.

Revenue increased by $131,995 from $630 for the six month period ended June 30, 2002 to $132,625 for the six month period ended June 30, 2003. The increase in revenue was caused by changes in management and business direction. All of the revenue earned during the six month period ended June 30, 2002 and $Nil of the revenue earned in the six month period ended June 30, 2003, came from the digital graphic design business. Of the $132,625 in revenue earned during the six month period ended June 30, 2003, $116,927 came from sales and installation of the global wireless tracking and telematics equipment and $15,698 came from the monthly portal and airtime income associated with the sale of this equipment.

GlobeTrac expects to generate additional revenues by expanding its sales and marketing program, training and building their sales team and ensuring all of their products meet or exceed customer expectations. At the end of June 2003, the company changed their sales and marketing team and expect the new team to increase sales.

Cost of Sales

Cost of sales increased by 100 % or $40,588 for the three month period ended June 30, 2003 as compared to the three month period ended June 30, 2002 when there were no costs associated with sales. The reason for the increase was due to the change in business direction. At June 30, 2003 the gross margin was 29% compared to no gross margin at June 30, 2002. The increase in gross margin was due to changing from the digital graphic design business to the wireless tracking and telematics business.

Cost of sales increased by 100 % or $90,195 for the six month period ended June 30, 2003 as compared to the six month period ended June 30, 2002 when there were no costs associated with sales. The reason for the increase was due the change in business direction. As a percentage of revenue, the gross margin decreased from 100% in the six month period ended June 30, 2002 to 32% during the six month period ended June 30, 2003 due to changing from the digital graphic design business to the wireless tracking and telematics business.

GlobeTrac expects cost of sales to decrease as a percentage of sales and gross margin to increase as unit sales increase because each unit sold has the potential to continue to generate higher margin, recurring revenue on monthly portal and airtime income.

Page - 10

Operating Expenses

Operating expenses increased for the three month period ended June 30, 2003 compared to the three month period ended June 30, 2002 by $388,571, primarily due to increases of $99,533 in professional fees, $99,186 in consulting fees, $13,886 in office expenses, $509 in interest and bank charges, $442 in depreciation, $23,435 in installation expenses, $84,832 in management fees, $16,773 in rent, $10,987 in telephone expenses, $39,043 in wages, $893 in foreign exchange transaction losses and $14,181 in travel and entertainment, offset by a decrease of $11,122 in marketing and advertising and $4,007 in filing fees.

The increase in operating costs was caused by a change in management, a change in business direction and a new sales and marketing program. GlobeTrac expects future operating expenses to increase due to continued expansion of its sales and marketing program and they expect that future operating expenses associated with the change in business direction to decrease.

Operating expenses increased for the six month period ended June 30, 2003 compared to the six month period ended June 30, 2002 by $752,525, primarily due to increases of $166,633 in professional fees, $199,191 in consulting fees, $24,697 in office expenses, $944 in interest and bank charges, $771 in depreciation, $64,832 in installation expenses, $151,831 in management fees, $28,426 in rent, $17,557 in telephone expenses, $53,091 in wages, $11,434 in marketing and advertising and $38,883 in travel and entertainment, offset by an increase of $1,758 in foreign exchange transaction gains and a decrease in filing fees of $4,007.

The increase in operating costs was caused by a change in management, a change in business direction and a new sales and marketing program. GlobeTrac expects future operating expenses to increase due to continued expansion of its sales and marketing program and they expect that future operating expenses associated with the change in business direction to decrease.

Interest Expense

Interest expense increased during the three month period ended June 30, 2003 compared to the three month period ended June 30, 2002 by $24,543 or 100 % primarily due to interest on convertible notes payable and the note due to a related party.

Interest expense increased during the six month period ended June 30, 2003 compared to the six month period ended June 30, 2002 by $48,498 or 100 % primarily due to interest on convertible notes payable and the note due to a related party.

Liquidity and Capital Resources

GlobeTrac had cash of $50,253 and a working capital deficit of $1,057,845 at June 30, 2003. During the six month period ended June 30, 2003, GlobeTrac used $639,545 in cash for operating activities, primarily for an operating loss of $773,814 an increase in accounts receivable of $9,809, an increase in inventory of $29,893 and a decrease in accounts payable and accrued liabilities of $17,096, offset by depreciation of $772, a decrease in prepaid expenses of $81,454, an increase in accounts payable to related parties of $60,291, an increase in accrued interest payable to related parties of $24,795 and an increase in accrued interest payable on convertible debt of $23,755. Cash used in operations of $639,545 was financed by decreases in cash of $159,976 and increases in loans and advances payable of $482,970, offset by the purchase of $2,174 in fixed assets and the effects of exchange rate changes on cash of $1,227. A decrease in working capital of $1,130,690 was due to a decrease in current assets of $201,728 and an increase in current liabilities of $928,962. GlobeTrac has accumulated a deficit of $1,600,451 since inception and has a stockholders deficiency of $1,552,462. GlobeTrac has no contingencies or long-term commitments except for the agreement with WebTech Wireless Inc.

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

Page - 11

Management plans to improve GlobeTrac’s cash flows and operating results by increasing sales of wireless tracking and telematics units, increasing monthly portal rental fees, raising additional capital through private placements of stock, private loans and advances.

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

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that revenue will increase during fiscal 2003; (2) expectation of product lines and customer base increasing; (3) expectation of future operating expenses increasing; (4) expectation that operating expenses related to the change in business direction will decline; (5) expectation that the expansion of customer base and product lines will cause wages, marketing and promotional costs to increase; (6) expectation that working capital needs for fiscal 2003 will be funded through sales, equity capital markets and private financings; (7) expectation that an increase in customers and product lines will lead to hiring of additional employees or independent contractors; (8) expectation that an increase in customer and product lines will lead to the purchase or lease of additional equipment; (9) uncertainty of utilizing deferred tax assets; and (10) expectation that inflation will not have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10-QSB and GlobeTrac disclaims any duty to update such statements.

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

Page - 12

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the second quarter of the fiscal year covered by this report.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to GlobeTrac’s previously filed Form SB-2 and Form 10-KSB.

(b)    Reports on Form 8-K.

No reports were filed during the second quarter of the fiscal year covered by this report.

Page - 13

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, GlobeTrac has caused this report to be signed on its behalf by the undersigned duly authorized person.

GLOBETRAC INC.

By:/s/ Jim Pratt

Name:     Jim Pratt
Title :    Director and CEO
Dated:    August 13, 2003

By:/s/John daCosta

Name:     John daCosta
Title :    CFO
Dated:    August 13, 2003

Page - 14

Exhibit 31

Page - 15

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

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 13, 2003
/s/Jim Pratt
Jim Pratt
Chief Executive Officer

Page - 16

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

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 13, 2003
/s/John daCosta
John daCosta
Chief Financial Officer

Page - 17

Exhibit 32

Page - 18

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. ("GlobeTrac") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jim Pratt, President, Chief Executive Officer of GlobeTrac and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/Jim Pratt
Jim Pratt
Chief Executive Officer

August 13, 2003

Page - 19

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. ("GlobeTrac") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John daCosta, Secretary, Treasurer, and Chief Financial Officer of GlobeTrac, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/John daCosta
John daCosta
Chief Financial Officer

August 13, 2003

Page - 20