Form 10QSB
period 2003-09-30
GLOBETRAC INC
filed 2003-11-14
CIK 1143238

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-QSB

[ X ]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended             September 30, 2003

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from                                          to

Commission file number     000-33309

Globetrac Inc.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Delaware (State or other jurisdiction of incorporation or organization)	33-0953557 (I.R.S. Employer Identification No.)
42 Brook Street, London, W1K 5DB, United Kingdom (Address of principal executive offices)
44-20-7529-1460 (Issuer’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 13, 2003
Common Stock - $0.001 par value	21,940,000

Transitional Small Business Disclosure Format (Check one):    Yes   [   ]     No   [ X ]

Page - 1

part I – financial information

Item 1.                Financial Statements.

GLOBETRAC INC.

CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2003 and December 31, 2002 and

for the three and nine month periods ended September 30, 2003 and 2002

(Unaudited)

Page - 2

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 3

GLOBETRAC INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash	$ 71,695	$ 210,229
Accounts receivable,
net of allowance for doubtful accounts of $0	106,263	70,617
Inventory	201,753	170,682
Prepaids	50,586	91,771

	430,297	543,299

Fixed assets, net of $2,772 and $1,318 accumulated depreciation	7,799	3,981

TOTAL ASSETS	$ 438,096	$ 547,280

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 90,841	$ 153,810
Loans and advances payable	316,830	-
Convertible notes payable	661,564	271,316
Due to related parties	108,600	45,328

	1,177,835	470,454

Convertible notes payable	-	354,247
Due to related party	500,000	500,000

	1,677,835	1,324,701
Commitment and Contingencies

STOCKHOLDERS' DEFICIT
Share capital
Authorized
200,000,000 common shares, $0.001 par value
5,000,000 preferred shares, $0.001 par value
Issued and outstanding or subscribed:
21,790,000 and 21,040,000 common shares	21,790	21,040
Additional paid in capital	767,485	18,235
Accumulated deficit	(2,045,507)	(826,637)
Other comprehensive income:
Foreign currency translation adjustment	16,493	9,941

Total Stockholders' Deficit	(1,239,739)	(777,421)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 438,096	$ 547,280

The accompanying notes are an integral part of these financial statements

Page - 4

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

REVENUE

Sales	$ 236,762	$ -	$ 369,387	$ 630

Cost of Goods Sold	163,349	-	253,544	-

Gross Profit	73,413	-	115,843	630

OPERATING EXPENSES

Administrative expenses	390,511	164,419	1,109,382	175,293
Selling expenses	83,902	96,981	134,535	101,329
Charge for impairment of goodwill	-	174,828	-	174,828

Total Operating Expenses	474,413	436,228	1,243,917	451,450

Loss from operations	(401,000)	(436,228)	(1,128,074)	(450,820)

OTHER EXPENSES

Foreign exchange transaction losses	(18,474)	-	(16,716)	-
Interest expense	(24,781)	-	(73,280)	-

Net loss for the period before tax provision	(444,255)	(436,228)	(1,218,070)	(450,820)

Provision for income tax	(800)	-	(800)	-

NET LOSS FOR THE PERIOD	$ (445,055)	$ (436,228)	$ (1,218,870)	$ (450,820)

BASIC AND DILUTED
LOSS PER SHARE	$ (0.02)	$ (0.02)	$ (0.06)	$ (0.02)

WEIGHTED AVERAGE
SHARES OUTSTANDING	21,040,000	21,040,000	21,040,000	21,040,000

The accompanying notes are an integral part of these financial statements

Page - 5

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
For the nine month periods ended September 30, 2003 and 2002
(Unaudited)

	Common Stock Issued			Common Stock Subscribed
							Accumulated
			Additional				Other
	Number		Paid-in	Number		Accumulated	Comprehensive
	of Shares	Amount	Capital	of Shares	Amount	Deficit	Income	Total
Balance, October 1, 2001	6,210,000	$ 6,210	$ 32,565	-	$ -	$ (22,324)	$ -	$ 16,451

Net loss for the three month period ended December 31, 2001	-	-	-	-	-	(11,723)	-	(11,723)

Balance, December 31, 2001	6,210,000	6,210	32,565	-	-	(34,047)	-	4,728

Cost of occupancy contributed by officer	-	-	500	-	-	-	-	500
Issuance of three for one common stock dividend, May 27, 2002	18,630,000	18,630	(18,630)	-	-	-	-	-

Common shares cancelled, June 21, 2002	(3,800,000)	(3,800)	3,800	-	-	-	-	-

Net loss for the nine month period ended September 30, 2002	-	-	-	-	-	(450,820)	-	(450,820)

Foreign currency translation adjustments	-	-	-	-	-	-	(3,644)	(3,644)
Balance, September 30, 2002	21,040,000	21,040	18,235	-	-	(484,867)	(3,644)	(449,236)

Net loss for the three month period ended December 31, 2002	-	-	-	-	-	(341,770)	-	(341,770)
Foreign currency translation adjustments	-	-	-	-	-	-	13,585	13,585

Balance, December 31, 2002	21,040,000	21,040	18,235	-	-	(826,637)	9,941	(777,421)

Common stock subscribed	-	-	-	750,000	750,000	-	-	750,000

Net loss for the nine month period ended September 30, 2003	-	-	-	-	-	(1,218,870)	-	(1,218,870)

Foreign currency translation adjustments	-	-	-	-	-	-	6,552	6,552
Balance, September 30, 2003	21,040,000	$ 21,040	$ 18,235	750,000	$ 750,000	$(2,045,507)	$ 16,493	$ (1,239,739)

The accompanying notes are an integral part of these financial statements

Page - 6

GLOBETRAC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$ (1,218,870)	$ (450,820)

Adjustment to reconcile net loss to net cash
used in operating activities:
Occupancy cost contributed by an officer	-	500
Depreciation	1,448	-

Change in operating assets and liabilities:
(Increase) in accounts receivable	(35,646)	(19,898)
(Increase) in inventory	(31,071)	(123,811)
Decrease (Increase) in prepaids	41,185	(7,944)
(Decrease) Increase in accounts payable	(62,969)	134,200
Increase in accrued interest payable to related party	37,397	-
Increase in accounts payable to related parties	25,875	-
Increase in accrued interest payable on convertible debt	36,001	-

NET CASH USED IN OPERATING ACTIVITIES	(1,206,650)	(467,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans and advances payable	316,830	420,080
Due to related company	-	57,405
Shares subscribed	750,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,066,830	477,485

NET CASH USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(5,266)	-

Effect of exchange rate changes on cash	6,552	(3,644)

(DECREASE) INCREASE IN CASH	(138,534)	6,068

CASH, BEGINNING OF PERIOD	210,229	9,534

CASH, END OF PERIOD	$ 71,695	$ 15,602

Supplemental disclosure of cash flow information:

Income taxes paid	$ 800	$ -

The accompanying notes are an integral part of these financial statements

Page - 7

GLOBETRAC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003 and 2002

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

GlobeTrac Inc. (the “Company”) is in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment.  The Company was incorporated in the state of Delaware on March 2, 2000, and its principal executive offices are headquartered in London, England.

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for any interim period or the entire year.  For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002 included in the Company’s annual report on Form 10-KSB.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

At September 30, 2003 the Company had a note payable in the amount of $148,000, plus accrued interest of $11,165.  The note is unsecured, bears interest at 8% and $75,000 of this debt is due February 8, 2004 and $73,000 is due March 5, 2004.  The note is convertible into common shares of the Company at a price of $0.50 per share, at the option of the Company.

At September 30, 2003 the Company had notes payable totalling $459,288, plus accrued interest of $43,111.  These notes are unsecured, bear interest at 8% and are due at various dates between August 17, 2003 and March 14, 2004.  The notes are convertible into common shares of the Company at a price of $0.50 per share, at the option of the Company.  During the period $123,350 of this debt plus accrued interest of $13,752 became due and payable, the terms of repayment on this debt are in the negotiation process and a verbal extension has been agreed upon by both parties.

NOTE 5 – DUE TO RELATED PARTIES

The Company is indebted to a company sharing a common director in the amount of $4,755.  This debt is unsecured, bears no interest and has no fixed terms of repayment.

The Company is indebted to a company sharing a common director in the amount of $13,357.  This debt is unsecured, bears no interest and has no fixed terms of repayment.

At September 30, 2003, the Company had a note payable to a director of the Company in the amount of $500,000, plus accrued interest of $42,192.  This note is unsecured, bears interest at 10% and is due November 27, 2004.

At September 30, 2003 and 2002 the Company had paid or has payable $48,296 and $3,000 to directors and officers of the Company.

NOTE 6 – COMMITMENT AND CONTINGENCIES

On October 10, 2002, Globetrac Limited entered into a three-year contract whereby, Globetrac Limited agreed to pay 12,500 in British pounds per month plus sales bonuses for a three-year period, for business development and sales and marketing services.  On June 25, 2003 this contract was cancelled.

With its recent acquisitions and management changes, the Company has focused on effectuating and implementing its new business plan. As such the Company has an accumulated decicit of $ 2,045,507 to date and additional financing will be required by the Company to fund its development activities and to support operations. Management plans to mitigate its losses in future periods by reducing certain operating expenses that were associated with the change in business direction, the business acquisition and the changes in management. Howver, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Page - 9

GLOBETRAC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On August 22, 2003 the Company entered into two Regulation S subscription agreements whereby the Company agreed to issue 750,000 restricted units (as defined under Rule 144 of the Securities Act of 1933) at $1.00 per unit.  Each unit consists of one restricted share of common stock of the Company and one non-transferable share purchase warrant.  Each warrant enables the subscriber to purchase one additional restricted share at a price of $1.10 per share until August 26, 2005.

NOTE 8 – SUBSEQUENT EVENT

On October 1, 2003, the Company entered into a Regulation S subscription agreement whereby the Company agreed to issue 150,000 restricted units at $1.00 per unit.  Each unit consists of one restricted share of common stock of the Company and one non-transferable share purchase warrant.  Each warrant enables the subscriber to purchase one additional restricted share at a price of $1.10 per share until October 7, 2005.

Page - 10

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

With its recent acquisitions and management changes, GlobeTrac has been focused on effectuating and implementing its new business plan.  As such, GlobeTrac has an accumulated deficit of $2,045,507 to date and additional financing will be required by GlobeTrac to fund its development activities and to support operations. Management plans to mitigate its losses in future periods by reducing certain operating expenses that were associated with the change in business direction, the business acquisition and the changes in management.  However, there is no assurance that GlobeTrac will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable GlobeTrac to introduce new products and services on a continual and timely basis.  The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Results of Operations

Revenues

Revenue increased by $236,800 from $Nil during the three month period ended September 30, 2003 as compared to the three month period ended September 30, 2002.  The increase in revenue was caused by changes in management and business direction.  Of the $236,800 in revenue earned during the three month period ended September 30, 2003, $197,800 came from the sale and installation of the global wireless tracking and telematics equipment and $39,000 came from the monthly portal and airtime income associated with the sale of this equipment.

Revenue increased by $368,800 from $600 for the nine-month period ended September 30, 2002 to $369,400 for the nine-month period ended September 30, 2003.  The increase in revenue was caused by changes in management and business direction.  All of the revenue earned during the nine month period ended September 30, 2002 and $Nil of the revenue earned in the nine month period ended September 30, 2003, came from the digital graphic design business.  Of the $369,400 in revenue earned during the nine month period ended September 30,  came from sales and installation of the global wireless tracking and telematics equipment and $55,000 came from the monthly portal and airtime income associated with the sale of this equipment.

GlobeTrac expects to generate additional revenues by expanding its sales and marketing program, training and building their sales team and ensuring all of their products meet or exceed customer expectations.  At the end of September 2003, the company changed their sales and marketing team and expect the new team to increase sales.

Cost of Sales

Cost of sales increased by 100% or $163,300 for the three-month period ended September 30, 2003 as compared to the three-month period ended September 30, 2002 when there were no costs associated with sales.  The reason for the increase was due to the change in business direction.  At September 30, 2003 the gross margin was 31% compared to no gross margin at September 30, 2002.  The increase in gross margin was due to changing from the digital graphic design business to the wireless tracking and telematics business.

Cost of sales increased by 100 % or $253,500 for the nine-month period ended September 30, 2003 as compared to the nine-month period ended September 30, 2002 when there were no costs associated with sales.  The increase was due the change in business direction.  As a percentage of revenue, the gross margin decreased from 100% in the nine month period ended September 30, 2002 to 31% during the nine month period ended September 30, 2003 due to changing from the digital graphic design business to the wireless tracking and telematics business.

GlobeTrac expects cost of sales to decrease as a percentage of sales and gross margin to increase as unit sales increase because each unit sold has the potential to continue to generate higher margin, recurring revenue on monthly portal and airtime income.

Page - 11

Operating Expenses

Operating expenses increased for the three month period ended September 30, 2003 compared to the three month period ended September 30, 2002 by approximately $38,200, primarily due to increases of $22,900 in professional fees, $30,500 in consulting fees, $37,200 in office expenses, $700 in depreciation, $20,200 in installation expenses, $26,800 in management fees, $13,700 in rent, $1,000 in telephone expenses, $79,500 in wages, and $1,000 in travel and entertainment, offset by a decrease of $18,400 in marketing and advertising, $700 in filing fees, $1,400 in foreign exchange gains and a charge for impairment of goodwill of $174,800.

The increase in operating costs was caused by a change in management, a change in business direction, a new sales and marketing program, and relocation costs associated with moving GlobeTrac’s Chief Executive Officer and Globetrac Ltd.’s Chief Operating Officer and Chief Technology Officer from Australia to the UK.  GlobeTrac expects future operating expenses to increase due to continued expansion of its sales and marketing program and they expect that future operating expenses associated with the change in business direction to decrease.

Operating expenses increased for the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002 by approximately $792,500, primarily due to increases of $189,100 in professional fees, $229,700 in consulting fees, $61,900 in office expenses, $1,300 in interest and bank charges, $1,400 in depreciation, $85,100 in installation expenses, $178,600 in management fees, $42,100 in rent, $18,500 in telephone expenses, $132,500 in wages, and $39,900 in travel and entertainment, offset by a decrease of $4,700 in filing fees, $6,700 in marketing and advertising, $1,400 in foreign exchange gains and a charge for impairment of goodwill of $174,800.

The increase in operating costs was caused by a change in management, a change in business direction, a new sales and marketing program, and relocation costs associated with moving GlobeTrac’s Chief Executive Officer and Globetrac Ltd.’s Chief Operating Officer and Chief Technology Officer from Australia to the UK.  GlobeTrac expects future operating expenses to increase due to continued expansion of its sales and marketing program and they expect that future operating expenses associated with the change in business direction to decrease.

Other Expenses

Interest expense increased during the three month period ended September 30, 2003 compared to the three month period ended September 30, 2002 by approximately $24,800 or 100 % primarily due to interest on convertible notes payable and the note due to a related party.   Foreign exchange losses increased by $18,500 or 100%.

Interest expense increased during the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002 by approximately $73,300 or 100 % primarily due to interest on convertible notes payable and the note due to a related party.   Foreign exchange losses increased by $16,700 or 100%.

Liquidity and Capital Resources

GlobeTrac had cash of approximately $71,700 and a working capital deficit of $747,500 at September 30, 2003.  During the nine month period ended September 30, 2003, GlobeTrac used approximately $1,206,700 in cash for operating activities, primarily for an operating loss of $1,218,900, an increase in accounts receivable of $35,600, an increase in inventory of $31,100 and a decrease in accounts payable and accrued liabilities of $63,000, offset by depreciation of $1,400, a decrease in prepaid expenses of $41,200, an increase in accounts payable to related parties of $25,900, an increase in accrued interest payable to related parties of $37,400 and an increase in accrued interest payable on convertible debt of $36,000.  Cash used in operations of $1,206,700 was financed by decreases in cash of $138,500, increases in loans and advances payable of $316,900, funds received for shares subscribed of $750,000 and the effect of exchange rate changes on cash of $6,600, offset by the purchase of $5,300 in fixed assets.  A decrease in working capital of $820,400 was due to a decrease in current assets of $113,000 and an increase in current liabilities of $707,400. GlobeTrac has accumulated a deficit of approximately $2,045,500 since inception and has an approximate stockholders deficiency of $1,239,700.  GlobeTrac has no contingencies or long-term commitments except for the agreement with WebTech Wireless Inc.

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

Page - 12

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

Page - 13

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

Item 2.  Changes in Securities.

During the quarter of the fiscal year covered by this report, (i) GlobeTrac did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) GlobeTrac did not sell any unregistered equity securities.

Item 3.  Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of GlobeTrac.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 6.  Exhibits and Reports on Form 8-K

(a)                 Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to GlobeTrac’s previously filed Form SB-2 and Form 10-KSB.

(b)           Reports on Form 8-K.

No reports were filed during the quarter of the fiscal year covered by this report.

Page - 14

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

                                                                                                Name:                                  Jim Pratt

                                                                                                Title:                                Director and CEO

                                                                                                Dated:                                November 14, 2003

                                                                                                               by: /s/ John daCosta

                                                                                                Name:                                  John daCosta

                                                                                                Title:                                CFO

                                                                                                Dated:                                November 14, 2003

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

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: November 14, 2003

/s/ Jim Pratt
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

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: November 14, 2003

/s/ John daCosta
John daCosta
Chief Financial Officer

Page - 17

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jim Pratt, President, Chief Executive Officer of GlobeTrac and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Jim Pratt
Jim Pratt
Chief Executive Officer
November 14, 2003

Page - 18

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John daCosta, Secretary, Treasurer, and Chief Financial Officer of GlobeTrac, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ John daCosta
John daCosta
Chief Financial Officer
November 14, 2003

Page - 19