Form 10KSB
period 2003-12-31
GLOBETRAC INC
filed 2004-04-07
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission file number

GLOBETRAC INC.

(Name of Small Business Issuer in its charter)

Incorporated in the State of Delaware (State or other jurisdiction of incorporation or organization)	33-0953557 (I.R.S. Employer Identification No.)

Wyvols Court, Old Basingstoke Road, Swallowfield, Reading, Berkshire, United Kingdom (Address of principal executive offices)	RG7 1WY (Zip Code)

Issuer’s telephone number: 44-118-988-0233

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock - $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ x ] Yes     [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [   ]

Page - 1

State issuer’s revenues for its most recent fiscal year.       $453,663

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $ 3,877,500 as of March 26, 2004 ($0.30 close)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 29, 2004
Common Stock - $0.001 par value	21,940,000

Documents incorporated by reference:   Exhibit 2.1 (Articles of Incorporation) and Exhibit 2.2 (By-laws) both filed as exhibits to GlobeTrac’s registration statement on Form SB-2 filed on August 2, 2001; and Exhibit 10.1 (Master Distributorship Agreement) filed as an exhibit to GlobeTrac’s Form 8-K (Current Report) filed on September 11, 2002.

Transitional Small Business Disclosure Format (Check one):     Yes [  ]     No [ x ]

Page - 2

PART I

Item 1.   Description of Business.

(a)Business Development

GlobeTrac was incorporated under the laws of the State of Delaware on March 2, 2000 under the original name “411 Place.com Inc”. On February 28, 2001, GlobeTrac changed its name to “Artescope, Inc.”

On May 6, 2002 all of the directors and officers of GlobeTrac resigned and a new director and officer was appointed.

On July 29, 2002, the company changed its name to “GlobeTrac Inc.” GlobeTrac has an authorized capital of 205,000,000 shares with a par value of $0.001, consisting of 200,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock with 21,940,000 shares of Common Stock currently issued and outstanding.

GlobeTrac, Inc. provided digital graphics design and production services for commercial and corporate enterprises until August 27, 2002 when GlobeTrac changed its business direction and began selling, marketing, distributing, and installing global wireless tracking and telematics equipment in Europe.

On August 27, 2002 the president of GlobeTrac resigned, but remained on as director and the chief financial officer, and a new president and chief executive officer was appointed.

Also, on August 27, 2002, GlobeTrac acquired all of the outstanding shares of Global Axxess Corporation Limited for $1 and two of the directors of Global Axxess resigned and two new directors were appointed. Global Axxess is a private Irish company that was incorporated on December 31, 1997, as “Advance High Tech Development Enterprises Limited”. On April 26, 2002, the company changed its name to “Global Axxess Corporation Limited”. Global Axxess has the exclusive rights to distribute global wireless tracking and telematics products in Europe. See “Business of GlobeTrac” below for more information.

Also, on August 27, 2002, Global Axxess acquired the beneficial ownership of all the outstanding shares of Globetrac Limited for one British pound and all the directors of Globetrac Limited resigned and two new directors were appointed. Globetrac Limited was incorporated in the United Kingdom on March 28, 2002 as a private limited company under the name “Global Axxess Tracking Limited”. On July 19, 2002 the company changed its name to Globetrac Limited. Globetrac Limited is in the business of selling, marketing, distributing and installing the global wireless tracking and telematics equipment.

Neither GlobeTrac nor any of its subsidiaries have been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of GlobeTrac’s business.

(b)Business of GlobeTrac

On June 19, 2002, WebTech Wireless International, WebTech Wireless Inc. (TSX-V:WEW) and Global Axxess Corporation Limited agreed to the terms and conditions of a master distributorship agreement whereby WebTech granted Global Axxess the exclusive right to distribute the Quadrant System™ in Europe. See Exhibit 10.1 - Master Distributorship Agreement, Exhibit 10.3 - Amendment Letter, and “Principal Suppliers” for more information.

GlobeTrac is in the wireless telematics and mobile services industry. GlobeTrac, through its subsidiaries, provides Global Position System (“GPS”) location, information, and tracking systems to its clients. WebTech Wireless Inc. is an Alberta corporation that has developed and manufactures a wireless vehicle tracking, communications and telematics system composed of hardware and software that it calls the Quadrant System™.

Through its subsidiaries, GlobeTrac offers to its clients an end-to-end platform of wireless and mobile services using a Global System for Mobile communications/ General Packet Radio Service (“GSM/GPRS”) network that provides commercial fleets with affordable vehicle tracking, communications and telematics services delivered over the Internet. Supported by the WebTech suite of products, GlobeTrac will be able to provide a variety of wireless and mobile services that can be separated into four key areas:

Page - 3

Location Based Services (LBS)	navigation, Automatic Vehicle Location (AVL) /tracking, proximity-based services, traffic reporting, geofencing, vehicle monitoring.
Telematics	safety & security, anti-theft, vehicle recovery, air-bag deployment notification, remote door lock/unlock, remote vehicle diagnostics.
Communications	dispatch, voice, data, messaging.
Internet	mobile computing, invoicing, Intranet/Extranet connectivity, Internet access.

GlobeTrac and the WebTech suite of products will provide an end-to-end solution – no third parties are required for support however, GlobeTrac will work with a number of third party companies to develop more bespoke solutions. GlobeTrac is addressing the entire business service chain from vehicle tracking, location services, and telematics data transfer, to full e-mail and Internet capabilities.

Principal Products and Services

The WebTech suite of products available to GlobeTrac pursuant to the master distributorship agreement are made up of certain hardware and software products. The WebTech suite of products provides ubiquitous global network coverage/roaming to produce responsive, high-level detailed mapping with enhanced routing capabilities. Location and fleet management data is transmitted back to base via GSM/GPRS networks rather than Short Message Service (“SMS”) only or via RF networks. However, the products have full SMS capabilities. Along with the capabilities for remote diagnostic and telematics control, the WebTech suite of products provides a completely web-based management solution in its portal. Virtually any device that is capable of Machine-to-Machine communication (“M2M”) could be accessible by a WebTech product, integrating peripherals such as barcode scanners, printers and credit card validators.

A.   WT4000 GPRS Tracking Device

The WT4000 is a new GSM/GPRS tracking device. It replaced the L2000 GPRS tracking device and the Locator T3000 GPRS telemetry and tracking unit and the Locator V3000 all in mid 2003. The WT4000 allows for over-the-air configuration, frequent position plotting, duplex communication, and the ability to connect terminal devices such as laptops, handheld PCs and specialist in-cab devices. The WT4000 also provides high-speed mobile data connectivity that allows any business or individual to have full Internet access while on the move. Based on Motorola technology, the WT4000 offers tri-band connectivity making it possible to use the WT4000 wherever GPRS is available. The WT4000 also provides, among other new innovations, multiple geofences, polygonal geofences, 2,000 storage records capacity, and multiple ports. The WT4000 enables up to 50 geofences per vehicle to be set and geofences can be either radial or polygonal in shape.

The WT4000 is also a telematics device that uses the power of the Internet, for enhanced communications and location tracking with the increased functionality of telematics. The WT4000 also provides real-time Internet connectivity for data rich services utilizing laptops or personal digital assistants (“PDA’s”), two-way messaging and a whole range of telematic services such as panic alerts, remote door lock/unlock and engine immobilization. The WT4000 also provides monitoring of heavy equipment and vehicles, vehicle J-Bus reporting, remote vehicle controls, and maintenance notifications. The telematic sensors of the WT4000 provide real-time equipment monitoring and control through an over-the-air connection to on-board vehicle equipment.

When used in a vehicle, the WT4000 can monitor, among other systems, engine temperature, fuel level, oil level, and brake systems. It can also be used to remotely  lock or unlock doors and monitor refrigeration units. This M2M capability also allows for remote monitoring and control of fixed or mobile assets such as oil and gas wells, compressor stations, pipelines, fluid storage tanks, utility meters environmental meters, rail cars and truck trailers.

Reports are automatically generated showing all telematics events with user-created descriptions. Diagnostics and status history will provide maintenance crews with important information to alert them to potential problems.

Geofencing combined with telematics allows for total security over mobile assets. A telematics event can be triggered by the device crossing a pre-set geofence. Other triggers can be set up to activate a telematics event, such as temperature or pressure.

B.   Quadrant System™ - Management System Software

The Quadrant System™ is a software product that provides a user-friendly, web-based vehicle services management system for commercial fleets. Anywhere you have access to a standard browser, the Quadrant System™ provides real time access to the location, communication and telematics data transmitted by the WebTech Locator from your vehicle / fleet. The Quadrant System™ then displays the transmitted data in a variety of ways including mapping, messaging, and history/activity reports that enable detailed performance and location monitoring. The Quadrant System™ currently has four service subscription centers that provide mission-critical wireless fleet management capabilities:

Page - 4

1.   Mapping Center: The Quadrant System™ provides a robust mapping center that can be accessed via the Internet or through a desktop map database. The mapping center provides multiple layers of geographic information (road types, bridges, tunnels, landmarks etc.) and a variety of location services, such as:

Tracking - Vehicle positions, speed and direction can be displayed in real-time on the map or in detailed history/activity reports.

Geofencing – A geofence is a virtual boundary that will trigger a predefined response (alert to phone or PDA) when crossed by a vehicle. The WT4000 enables up to 50 geofences per vehicle to be set and geofences can be either radial or polygonal in shape.

Polling - Individual vehicles can be polled for their location on-demand in situations where only present position information is desired.

2.   Messaging Center: The Quadrant System™ messaging center provides unlimited two-way messaging and/or canned message capability (confirm, delivered, yes, no etc.) through a user-friendly messaging interface. Detailed vehicle messaging reports are available that confirm message receipt and reply as well as time and subjects.

3.   Report Center: The Quadrant System™ report center generates detailed activity reporting on driver and vehicle performance. Report data can be exported into corporate databases via XML, comma delimited text, or proprietary formats.

4.   Telematics Center: The Quadrant System™ telematics center provides a command center for monitoring your vehicle assets performance and for performing “remote control” functions of the vehicle and its equipment. The telematics center is also the safety command center where panic button notifications and vehicle diagnostic alerts are managed.

C.   Quadrant System ™ - Tracking Service Software

The Quadrant System™ tracking service software provides full function tracking of vehicles through an easy to use Internet interface. As a result of using the Internet for realtime tracking and messaging of the clients’ vehicles, there are numerous options and features available to the clients, including:

1.   Global Positioning Service (“GPS”) Fleet Tracking: The software can instantly track and locate where the clients’ vehicles are 24 hours a day, 7 days a week on a real-time basis. Also, GPS fleet tracking solves four prevalent fleet management challenges:
  reporting,
  field personnel management / scheduling,
  vehicle operations / usage, and
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

4.   Digital Forms: The use of PDA based digital forms will help eliminate unnecessary paperwork and forms in the clients’ fleet. From instant delivery confirmation to invoicing or electronic logbooks, the digital form service streamlines the client’s mobile paperwork into simple automated forms and allows full integration between the client’s vehicle fleet and back-office applications.

Page - 5

5.   Telematics: Telematic sensors controlled by over the air commands provide a level of security for the client’s mobile assets, including, among others, mobile refrigeration units.

6.   Anti-Theft: The WebTech locator series of hardware products provides a level of security of not only knowing where the client’s vehicles are at all times, but instant notification of any unauthorized activity.

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

GlobeTrac has established a multi-tier marketing profile for Europe, initially focusing on developing the following territories:

  United Kingdom
  Italy
  France
  Switzerland
  Austria
  Germany
  Benelux Region
  Nordic Region
  Spain/Portugal
During the course of marketing activities in 2003 GlobeTrac discovered that Mappoint mapping (an essential element of the Quadrant system) was only available in 13 countries in Europe and primarily concentrated its efforts in these countries. namely: UK, France, Portugal, Spain, Italy, Switzerland, Netherlands, Belgium, Sweden, Norway, Denmark, Germany, and Austria. Other opportunities have been identified outside these countries and have been addressed on a case by case basis where alternative mapping was considered e.g. a large public transport company in Greece where maps from TeleAtlas would have to be used instead of Mappoint.

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

Page - 6

Germany

Germany boasts four primary telecom providers of which T-Mobile and D2 (Vodafone) are the primary players. The other two are E-Plus and O2. A MVNO, Viag, also operates but is still relatively small.

Benelux (Belgium, Netherlands and Luxembourg)

Of the three countries, the Netherlands is the most developed mobile economy. Some time ago, the primary Dutch carrier KPN teamed with DoCoMo of Japan to introduce 2.5G and 3G technologies into the market. Vodafone and Orange each have also developed their 3G infrastructures.

Belgium is now well covered with BASE, Proximus (Vodafone) and Mobister (France Telecom).

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

Some time ago Telia of Sweden and Sonera of Finland merged operations and is now known as SoneraTelia. This new entity is the dominant carrier on both Sweden and Finland with other players being Radiolinja (Finland) and Europolitan (Sweden). In Denmark, TeleDanmark, Sonofon and Sonera Telia have all implemented GPRS solutions.

Telenor and Netcom service and provide coverage to 98% of the population of Norway.

Spain/Portugal

Spain has three dominant suppliers, Telefonica, Vodafone Espana, and Amena. GPRS coverage and the quality of the coverage for these suppliers is now quite mature.

Portugal has three suppliers, TMN, Vodafone Telecel and Optimus. GPRS coverage is being rolled out all over the country, which is enabling GPRS base stations with GPRS functionality.

Distribution Methods

Until GlobeTrac’s reseller network is fully established, GlobeTrac will continue to distribute its products and services by selling directly to end users in the United Kingdom via a GlobeTrac employed sales team. However, the primary focus in the United Kingdom and throughout the remainder of continental Europe will be to establish a network of qualified resellers and systems integration partners with local knowledge and expertise to market the product in their respective territories. In addition to this, some vertical market agents will also be engaged in specific vertical market segments e.g. Public Transport, Government etc. A vertical market agent exclusively sells into a specific industry sector and is an expert with strong contacts in their designated field.

Status of Publicly Announced New Product or Service

WebTech’s products and operating businesses are constantly under development. GlobeTrac will work with WebTech and its own internal staff to create new technical features and capabilities, and will work with its operating businesses to identify new consumer demands in the marketplace.

The following is a list and brief discussion of the projects currently under development:

Proof of Delivery – GlobeTrac are working with an external solutions provider to develop a user friendly Proof of Delivery system primarily for use by parcel delivery companies.

Satellite Navigation – GlobeTrac has access to both Tom-Tom and Co-Pilot Satellite Navigation applications, which GlobeTrac has integrated into its solution. However, GlobeTrac is looking at others to ensure the customer has the widest choice. New A4 size tablet screens are also being sourced.

Page - 7

Bar Code Scanners – New scanning devices are being procured to cover off this requirement for parcel delivery companies.

Report Generators – New standard and customized reports are constantly being designed to meet the application requirements of the end user customer.

GlobeTrac has now either sold or is setting up units on a trial basis with customers with a diverse cross section of industry applications, including express parcel delivery, trailers, pan European removals, road and highway maintenance agencies, Municipal Authorities, emergency response vehicles, heavy goods vehicles, logistics / recycling, specialized immigration and customs control, and building suppliers.

Telecom Agreements: GlobeTrac has elected to work with only one wireless carrier directly to date due to the complexities encountered in achieving seamless uninterrupted roaming pan Europe. GlobeTrac is now an Orange reseller partner and has worked successfully with Orange throughout Europe to achieve seamless roaming on all Orange networks in Europe. GlobeTrac’s European based resellers use their own local Telecom carrier e.g. Visible (GlobeTrac’s Italian reseller) has a direct relationship with WIND and put their customers on that network.

Competition

GlobeTrac competes with many companies possessing greater financial resources and technical facilities than itself in the wireless telematics and mobile services industry as well as for the recruitment and retention of qualified personnel. Many of GlobeTrac’s competitors have a very diverse portfolio and have not confined their market to one industry, product or service, but offer a wide array of multi-layered businesses consisting of many different customer and industry partners. Some of these competitors have been in business for longer than GlobeTrac and may have established more strategic partnerships and relationships than GlobeTrac.

GlobeTrac now teams with a number of external partners who assist in winning bids for business where broader solutions are required and GlobeTrac cannot supply 100% e.g. AVL & Telematics plus Satellite Navigation, Proof of Delivery, Barcode scanning, Routing & Scheduling software.

The wireless telematics and mobile services industry is highly competitive in such sectors as haulage, fleet management and basic AVL service. Competitors are predominantly in the wireless vehicle services’ market, which is separated into two main areas; telematics and automatic vehicle location (AVL). There are over 50 companies in North America alone and approximately 70 companies in Europe that provide tracking services.

Following is a brief discussion of a few of GlobeTrac’s major competitors in the wireless telematics and mobile services industry who are of any consequence.

Siemens DataTrak Location & Information Systems Ltd.

Siemens Datatrak Location & Information Systems Ltd. has developed a land-based positioning system. Apart from the United Kingdom, the system has been established in Argentina, Austria, Belgium, Luxembourg, Malta, the Netherlands and South Africa. The system incorporates a high-speed data communications network along with low frequency signals. Location of the remote assets is determined via an integrated low frequency and GPS positioning network. Siemens produces an RF system as opposed to a GSM/GPRS solution.

Minorplanet Systems PLC

Minorplanet has developed a vehicle management information system. The system is developed, manufactured and supported in-house exclusively by Minorplanet. The company has a client base of some 3,000 businesses and employs 1,200 full-time staff. Minor Planet’s solution is very limited to Tracking and Tracing with minimal Telematics functionality and is SMS based as opposed to GPRS based.

Navman

A New Zealand company founded primarily on Marine GPS Tracking Systems. They manufacture their own GPRS enabled locator unit.

Page - 8

Masternaut

A French company who use a GPRS enabled box manufactured by WMCS in Belgium.

Microlise

An England based company mainly involved in inventory and warehousing logistics. They sell a GPRS enabled box from WMCS (Belgium)

Competitive Position and Methods of Competition

Management believes that the WebTech suite of products have the following advantages over GlobeTrac’s competition:

  capable of real Internet browsing and full e-mail functionality rather than relying on wireless application protocol (‘WAP”), or simple SMS messaging.
  capable of remote diagnostic and telematics control
  provide a completely web-based management solution in its portal. Virtually any device that is capable of M2M communication can be accessible with a WebTech product.
  clients require only one device to access the core services offered by GlobeTrac, with extra services coming from common peripherals such as PDAs and laptops.
Following is a summary of the strengths of the WebTech suite of products :

  First to market with certified GSM/GPRS location / telematics device
  Ubiquitous global network coverage / roaming (GSM)
  End-to-end solution – no third parties required for support or development
  Requires only a single device, with none of the unwieldy components of other systems, such as proprietary networks or protocols.
  It’s small(1.5” x 3”), lighter (0.25 lbs), and offers data transfer rates that are ten times faster than traditional wireless network speeds.
  Suite of wireless data services beyond tracking/vehicle location (messaging, navigation, Internet connectivity etc.)
  Motorola compliance certification and the only product with AT&T GSM Network certification.
  Airtime, hardware, and service pricing is competitive and offer an excellent value to service clients.
  In-vehicle device agnostic platform provided in the vehicle that achieves interoperability with wireless devices such as PDAs, Handsets etc.
  Easy in-vehicle installation, small compact location/telematics device
  Integrates peripherals such as barcode scanners, printers and credit card validation
  Responsive, high-level detailed mapping with enhanced routing capabilities.
  Vast record storage when out of GPRS covered (2000) so no loss of vehicle locations record even when out of coverage.
  Up to 50 polygonal Geofences per vehicle.

Principal Suppliers

WebTech is GlobeTrac’s primary supplier and GlobeTrac acquires most of its products directly from WebTech. For a term of two years, WebTech has granted Global Axxess the exclusive right to distribute WebTech’s suite of products in Europe pursuant to the terms and conditions of the master distributorship agreement dated June 19, 2002 among WebTech Wireless International, WebTech Wireless Inc. and Global Axxess Corporation Limited. The suite of products is made up of all hardware, software and any products developed by WebTech that permits wireless tracking, transmitting or archiving of data or any combination of the three functions.

GlobeTrac has renegotiated the terms of the master distributorship agreement to extend the termination date. Global Axxess’ exclusive right of distribution will now expire on October 15, 2006. However, if Global Axxess has ordered the minimum number of units from WebTech before the end of the term, Global Axxess will have the right to renew the agreement subject to the parties negotiating in good faith terms of a new agreement. See Exhibit 10.3 – Amendment Letter for more information.

The amendment to the master distributorship agreement now provides that if Global Axxess wants to retain the exclusive right to be the sole distributor in Europe, Global Axxess must order a minimum of 7,000 units by October 15, 2004.

Page - 9

GlobeTrac has taken delivery of 1,450 units only to date and is currently renegotiating the order commitments terms of the master distributorship agreement.

To confirm the orders, Global Axxess delivers to WebTech via e-mail, fax or by hand a purchase order setting out the quantities of each unit, the delivery dates, the destination for delivery, and the price to be paid per unit. Within seven days of receipt of the purchase order, WebTech delivers by e-mail or fax an order acceptance to Global Axxess. WebTech charges GlobeTrac $399 for each WT4000 ordered, which is an amendment to Schedule A of the master distributorship agreement, as agreed upon in writing by the parties on October 3, 2003. WebTech invoices GlobeTrac 50% of the purchase price upon placing the order and the other 50% 30 days post the delivery date. Global Axxess is required to pay 50% of the purchase price upon placement of the order and the other 50% 30 days post the delivery date. WebTech will also invoice GlobeTrac monthly in advance for each unit that utilizes the Quadrant System™ and GlobeTrac is obligated to pay such invoices within 30 days.

Any party may terminate the agreement immediately if any one of the other parties is in default under the agreement. Default includes bankruptcy, insolvency, an assignment for the benefit of creditors, and any assignment of the agreement by a party without the written consent of the other parties. Also, WebTech may terminate the exclusivity rights of Global Axxess if Global Axxess fails to order the minimum number of units required by the agreement. Finally, a party may terminate the agreement if one of the other parties fails to perform any material obligation under the agreement. The party must provide notice to the party in default and allow them 60 days to cure the default, in which case the agreement will continue unaffected. GlobeTrac and WebTech are reviewing the order obligations of GlobeTrac where GlobeTrac’s commitment will be waived with the corresponding loss of certain territories (primarily Eastern Europe). All parties have mutually agreed to this new arrangement in an agreement dated March 8, 2004. See Exhibit 10.4 -  Amendment Letter Agreement for more details.

Dependence on One or a Few Major Customers

GlobeTrac does not have any major customers that it depends on. GlobeTrac, as at the end of February 2004, has deployed circa 1,000 units throughout Europe. However, it is still in the start up phase and has not as of yet negotiated a contract with a major client.

GlobeTrac continues to build its network of resellers, agents and systems integrator partnerships throughout Europe and expects to have in the vicinity of 20 resellers, agents and systems integrators in place by the end of 2004.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Neither GlobeTrac nor its subsidiaries currently own any patents or trade marks. Also, they are not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trade marks, with the exception of the master distributorship agreement among Global Axxess, WebTech Wireless International and WebTech Wireless Inc. See “Principal Suppliers” above and Exhibit 10.1 - Master Distributorship Agreement for more information.

All of GlobeTrac’s online businesses and web sites are copyrighted upon loading. “www.globetrac.com” is a registered domain name of GlobeTrac. GlobeTrac and its subsidiaries will seek further trademark protection for its online businesses and any associated domain names.

Requirement for Government Approval of Principal Products or Services

GlobeTrac has met the current requirements for the WebTech suite of products. All products have the accreditation for eMark and CE marking in order to be marketed in Europe.

Effect of Existing or Probable Governmental Regulations on GlobeTrac’s Business

Except as indicated above, there are no existing or probable government regulations on GlobeTrac’s business. Other than normal governance there are requirements to have products properly accredited and type approved by the relevant regulatory bodies e.g. the Europe Union. WebTech has confirmed that it has received the requisite approval and all of its products have been accredited for eMark and CE marking.

Expenditures on Research and Development During the Last Two Fiscal Years

GlobeTrac has not spent any funds on research and development activities in the last two fiscal years.

Page - 10

GlobeTrac is not currently conducting any research and development activities, other than the development of its website.

Number of Total Employees and Number of Full Time Employees

Globetrac Limited has seven employees, all of which are fulltime employees. Globetrac Limited also currently has contracted with one independent contractor, who fulfills the role of chief technology officer. All employees work out of GlobeTrac’s office in the United Kingdom.

As GlobeTrac expands its client base and product lines, it will need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

RISK FACTORS

You should consider each of the following risk factors and the other information in this Annual Report, including GlobeTrac’s financial statements and the related notes, in evaluating GlobeTrac’s business and prospects. The risks and uncertainties described below are not the only ones that impact on GlobeTrac’s business. Additional risks and uncertainties not presently known to GlobeTrac or that GlobeTrac currently considers immaterial may also impair its business operations. If any of the following risks actually occur, GlobeTrac’s business and financial results could be harmed. In that case, the trading price of GlobeTrac’s Common Stock could decline.

Risks associated with GlobeTrac’s business and products:

1.The wireless telematics and mobile services industry is impacted by global economic weakness that could negatively affect GlobeTrac’s revenues and operating results.

Recent global economic weakness has had wide-ranging effects on markets that GlobeTrac serves, particularly wireless communications equipment manufacturers and network operators. GlobeTrac cannot predict whether a recovery will occur or what effects negative events, such as war, may have on the economy. Further, an economic recovery, if it occurs, may not benefit GlobeTrac in the near term. If it does not, GlobeTrac’s ability to increase or maintain its revenues and operating results may be impaired. In addition, because GlobeTrac intends to continue to make significant investments to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of its revenues will have a significant adverse impact on its operating results.

2.GlobeTrac lacks an operating history and has losses that it expects will continue into the future. If the losses continue GlobeTrac will have to suspend operations or cease operations.

GlobeTrac has no operating history upon which an evaluation of its future success or failure can be made. GlobeTrac has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. GlobeTrac’s net loss since inception is $2,599,335. For the 12 months ended December 31, 2003, operating expenses increased by $1,004,555 from $779,244 for the year ended December 31, 2002 to $1,783,799 for the year ended December 31, 2003. See “Management Discussion and Analysis on page 17 for more details.

GlobeTrac’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to generate revenues from its planned business operations. Based upon current plans, GlobeTrac expects to incur operating losses in future periods. This will happen because there are expenses associated with its business operations. GlobeTrac cannot guaranty that it will be successful in generating revenues in the future. Failure to generate revenues may cause GlobeTrac to suspend or cease operations.

3.GlobeTrac derives all of its revenues from sales outside the United States, and numerous factors related to international business activities subject GlobeTrac to risks that could reduce the demand for its products and negatively affect its operating results.

Currently, GlobeTrac only markets, sells and services the WebTech suite of products internationally. GlobeTrac has established sales offices in the United Kingdom and is expanding its operations to the other 31 countries in Europe in which GlobeTrac has the exclusive right to market, sell and service the WebTech suite of products. Several factors will have an effect on the business operations of GlobeTrac in Europe, including foreign politics, foreign governments, foreign policy and regulation, and currency fluctuations

Page - 11

4.GlobeTrac depends primarily upon one supplier to provide its products. Any disruptions in the operations of, or the loss of, this supplier could harm GlobeTrac’s ability to meet its delivery obligations to its clients and would increase its cost of sales.

One supplier, WebTech, supplies the majority of all the products that GlobeTrac markets and sells in Europe. GlobeTrac’s reliance on a sole major supplier involves risks. These risks include possible shortages of capacity, product performance shortfalls, and reduced controls over delivery schedules, manufacturing capability, quality assurance, quantity and costs. GlobeTrac’s operations also may be harmed by lengthy or recurring disruptions at any of the facilities of its principal supplier and may be harmed by disruptions in the distribution channels from its principal supplier and to its clients. These disruptions may include labor strikes, work stoppages, terrorism, war, fire, earthquake, flooding or other natural disasters. These disruptions could cause significant delays in shipments until GlobeTrac is able to ship the products from its principal supplier. The loss of GlobeTrac’s principal supplier or the inability of its principal supplier to meet performance and quality specifications or delivery schedules could harm GlobeTrac’s ability to meet its delivery obligations to its clients.

Also, beyond the terms and conditions provided in the master distributorship agreement, GlobeTrac has no firm long-term commitments from WebTech to supply products to it for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. See “Principal Suppliers”, Exhibit 10.1 - Master Distributorship Agreement and Exhibit 10.3 – Amendment Letter for more details.

5.A reduction or interruption in product supply or a significant increase in product prices could have a material adverse effect on GlobeTrac’s business and profitability.

GlobeTrac’s ability to meet client demands depends, in part, on its ability to obtain timely and adequate delivery of products from its principal supplier and internal manufacturing capacity. GlobeTrac has experienced product shortages in the past that has adversely affected its operations. Although GlobeTrac works closely with its principal supplier to avoid these types of shortages, it may continue to encounter these problems in the future. Product shortages could adversely affect GlobeTrac’s ability and that of its clients to ship products in a timely basis and its clients’ demand for GlobeTrac’s products. Any such shipment delays or declines in demand could reduce GlobeTrac’s revenues and harm its ability to achieve or sustain acceptable levels of profitability. Additionally, failure to meet client demand in a timely manner could damage GlobeTrac’s reputation and harm its client relationships.

6.Defects or errors in GlobeTrac’s products or in those made by its principal supplier could harm GlobeTrac’s relations with its clients and expose GlobeTrac to liability. Similar problems related to the products of GlobeTrac’s clients would harm its business.

WebTech suite of products are inherently complex and may contain defects and errors that are detected only when the products are in use. Further, because the products perform critical functions in GlobeTrac’s clients’ products and networks, such defects or errors could have a serious impact on GlobeTrac’s clients, which could damage GlobeTrac’s reputation, harm its client relationships and expose GlobeTrac to liability. Defects or impurities in WebTech’s suite of products or those used by GlobeTrac’s clients, equipment failures or other difficulties could adversely affect GlobeTrac’s ability and that of its clients to ship products on a timely basis as well as client demand for its products. Any such shipment delays or declines in demand could reduce GlobeTrac’s revenues and harm its ability to achieve or sustain acceptable levels of profitability.

GlobeTrac and its clients may also experience component or software failures or defects that could require significant product recalls, reworks and/or repairs that are not covered by warranty reserves and that could consume a substantial portion of the capacity of GlobeTrac’s third-party manufacturers or those of its clients. Resolving any defect or failure related issues could consume financial and/or engineering resources that could affect future product release schedules.

7.If GlobeTrac experiences any product liability claims or recalls, GlobeTrac may also incur significant expenses and experience decreased demand for its products.

Testing, manufacturing, marketing and use of GlobeTrac’s products and those of its clients entails the risk of product liability. Product liability claims present a risk of protracted litigation, substantial money damages, attorney’s fees, costs and expenses, and diversion of management attention. In addition, as GlobeTrac expands its business, GlobeTrac will be exposed to an increased risk of litigation regarding various safety, performance and other matters.

GlobeTrac does not carry general liability insurance. Any imposition of liability or legal costs could have a material adverse effect on the business or financial condition of GlobeTrac.

Page - 12

8.GlobeTrac’s business and operations would suffer if the products or systems failed.

GlobeTrac’s operations are subject to system failures, which could interrupt service and have a material adverse effect on its operating results. Despite the implementation of security measures and the existence of a disaster recovery plan for GlobeTrac’s internal information technology networking systems, GlobeTrac’s systems are vulnerable to damages from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication failures. Any system failure, accident or security breach that causes interruptions in GlobeTrac’s operations could result in a material disruption to its business. To the extent that any disruption or security breach results in a loss or damage to its clients’ data or applications, or inappropriate disclosure of confidential information, GlobeTrac may incur liability as a result. In addition, GlobeTrac may incur additional costs to remedy the damages caused by these disruptions or security breaches.

From time to time, GlobeTrac may install new or upgraded business management systems. To the extent such systems fail or are not properly implemented, GlobeTrac’s business operations may experience material disruptions that could have a material adverse effect on the results of operations.

Risks associated with GlobeTrac’s industry:

9.The wireless telematics and mobile services industry is subject to rapid technological change that GlobeTrac must keep pace with to successfully compete.

The market for WebTech’s suite of products and technology is characterized by many factors, including:

  rapid technological advances and evolving industry standards;
  changes in client requirements;
  frequent introductions of new products and enhancements; and
  evolving methods of building and operating telecommunications systems.

GlobeTrac’s future success will depend on its ability to continue to introduce new products, technology and enhancements on a timely basis. GlobeTrac’s future success will also depend on its ability to keep pace with technological developments, satisfy varying client requirements, price its products competitively and achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render WebTech’s suite of products and technology obsolete and unmarketable. If GlobeTrac fails to anticipate or respond adequately to technological developments or customer requirements, or experiences any significant delays in the introduction or shipment of the products and technology in commercial quantities, its competitive position could be damaged.

10. GlobeTrac faces significant competition in the wireless telematics and mobile services industry.
GlobeTrac’s products faces significant competition from several other suppliers of similar products, some of which may have greater financial and technological resources. GlobeTrac can provide no assurance that its products will compete successfully with the products of its competitors or that it will adapt to changes in the business, regulatory or technological environment as successfully as GlobeTrac’s competitors. See “Business of GlobeTrac – Competition” for more details.
11. Currency fluctuations could negatively affect future product sales or royalty revenue and harm GlobeTrac’s ability to collect receivables.
GlobeTrac is exposed to risk from fluctuations in currencies, which may change over time as its business practices evolve, that could impact its operating results, liquidity and financial condition. Because GlobeTrac is a global concern, adverse movements in currency exchange rates may negatively affect its business due to a number of situations, including the following:
  Investments in GlobeTrac’s consolidated foreign subsidiaries and in other foreign entities that use the local currency as the functional currency may decline in value as a result of declines in local currency values.
  Declines in currency values in selected regions may adversely affect GlobeTrac’s operating results because its products and those of its clients may become more expensive to purchase in the countries of the affected currencies. GlobeTrac’s trade receivables are generally British Pound or Euro dollar denominated. Accordingly, any significant changes in the value of the dollar against GlobeTrac’s clients’ functional currencies could result in an increase in its clients’ cash flow requirements and could consequently affect its ability to collect receivables.

Page - 13

12.GlobeTrac’s business and operating results may be harmed by inflation and deflation.

  Inflation has had and may continue to have adverse effects on the economies and securities markets of certain countries and could have adverse effects on GlobeTrac’s clients in those countries, including their ability to obtain financing and repay debts. Significant inflation or deflation could have a material adverse effect on GlobeTrac’s business, operating results, liquidity and financial position.

  13.Government regulation or any change in such regulation may adversely affect GlobeTrac’s business.

  GlobeTrac’s products are subject to various international regulations. These regulations require that its products meet certain radio frequency emission standards, not cause unallowable interference to other services, and in some cases accept interference from other services. GlobeTrac is subject to government regulations and requirements of local standards bodies outside the United States, where GlobeTrac is less prominent than local competitors and have less opportunity to participate in the establishment of regulatory and standards policies. Changes in the regulations that govern GlobeTrac’s business operations could have a material adverse effect on GlobeTrac’s business, operating results, liquidity and financial position.

  Risks associated with GlobeTrac and its subsidiaries:

  14.GlobeTrac’s stock price is volatile.

  The stock market in general, and the stock prices of technology-based and wireless communications companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of GlobeTrac’s Common Stock has fluctuated in the past and is likely to fluctuate in the future as well, especially if GlobeTrac’s Common Stock continues to be thinly traded. Factors that may have a significant impact on the market price of GlobeTrac’s Common Stock include:

    announcements concerning GlobeTrac or its competitors, including the selection of wireless communications technology by wireless service providers and the timing of the roll-out of those systems;
    delivery of substantial orders for products;
    quality deficiencies in services or products;
    announcements regarding financial developments or technological innovations;
    international developments, such as technology mandates, political developments or changes in economic policies;
    new commercial products;
    government regulations, including stock option accounting and tax regulations;
    acts of terrorism and war;
    proprietary rights or product or patent litigation; or
    rumors or allegations regarding GlobeTrac’s financial disclosures or practices.

  15.A small number of GlobeTrac’s stockholders own a substantial amount of GlobeTrac’s Common Stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of GlobeTrac’s Common Stock could drop significantly.

  Because GlobeTrac’s officers and directors own more than 22 % of the outstanding shares of Common Stock, they will be able to significantly decide who will be directors and any other stockholders may not be able to elect any directors. In addition, other stockholders also own substantial amounts of shares of GlobeTrac’s Common Stock. Sales of a large number of shares of GlobeTrac’s Common Stock or even the availability of a substantial number of shares for sale could have the effect of reducing the price per share of GlobeTrac’s Common Stock, especially if the Common Stock continues to be thinly traded.

Page - 14

  16.GlobeTrac may not be able to attract and retain qualified personnel necessary for the implementation of its product and business strategy.

  GlobeTrac’s future success depends largely upon the continued service of its Board members, executive officers and other key personnel. GlobeTrac’s success also depends on its ability to continue to attract, retain and motivate qualified personnel. In addition, implementing its product and business strategy requires sales and marketing experience, and its revenues are highly dependent on sales and marketing innovations. Key personnel represent a significant asset, and the competition for these personnel is intense in the wireless telematics and mobile services industry.

  GlobeTrac may have particular difficulty attracting and retaining key personnel in periods of poor operating performance given the significant use of incentive compensation by its competitors. GlobeTrac does not maintain key person life insurance on any of its personnel. The loss of one or more of its key employees or its inability to attract, retain and motivate qualified personnel could negatively impact GlobeTrac’s ability to sell and distribute WebTech’s suite of products.

  17.GlobeTrac’s business and operating results will be harmed if it is unable to manage growth in its business.

  GlobeTrac’s business may experience periods of rapid growth that will place significant demands on GlobeTrac’s managerial, operational and financial resources. In order to manage this possible growth, GlobeTrac must continue to improve and expand its management, operational and financial systems and controls, including quality control and delivery and service capabilities. GlobeTrac will also need to continue to expand, train and manage its employee base. GlobeTrac must carefully manage research and development capabilities and production and inventory levels to meet product demand, new product introductions and product and technology transitions. GlobeTrac cannot assure that it will be able to timely and effectively meet that demand and maintain the quality standards required by its existing and potential clients.

  In addition, inaccuracies in GlobeTrac’s demand forecasts, or failure of the systems used to develop the forecasts, could quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. If GlobeTrac ineffectively manages its growth or is unsuccessful in recruiting and retaining personnel, its business and operating results will be harmed.

  18. GlobeTrac does not expect to pay dividends in the foreseeable future.
  GlobeTrac has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. GlobeTrac intends to retain earnings, if any, to develop and expand its business.
  19. “Penny Stock” rules may make buying or selling GlobeTrac’s Common Stock difficult, and severely limit their market and liquidity.

  Trading in GlobeTrac’s securities is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules. These rules govern how broker-dealers can deal with their clients and “penny stocks”. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in GlobeTrac’s securities, which could severely limit their market price and liquidity of its Common Stock. See “Penny Stock rules” on page 17 for more details.

  Item 2.   Description of Property.
  GlobeTrac operates from its principal executive office at Wyvols Court, Old Basingstoke Road, Swallowfield, Reading Berkshire, United Kingdom, RG7 1WY. GlobeTrac’s telephone number is 011-44-118-988-0233. GlobeTrac has leased this premise on a month to month basis. In the opinion of the management of GlobeTrac, this office space will meet the needs of GlobeTrac for the foreseeable future.

  Item 3.   Legal Proceedings.

  GlobeTrac is not a party to any pending legal proceedings and, to the best of GlobeTrac’s knowledge, none of GlobeTrac’s property or assets are the subject of any pending legal proceedings

  Item 4.   Submission of Matters to a Vote of Security Holders.

  No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Page - 15

  PART II

  Item 5.   Market for Common Equity and Related Stockholder Matters.

  (a)   Market Information

  GlobeTrac’s Common Stock has been quoted on the NASD OTC Bulletin Board since March 2002 under the symbol “GBTR”(formerly “ARTE”). However, from March 2002 to June 2002, GlobeTrac’s Common Stock did not trade. The first trade occurred on June 28, 2002. The table below gives the high and low bid information for each fiscal quarter since GlobeTrac’s Common Stock has been quoted. The bid information was obtained from Nasdaq.com  and OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids

Period ended	High	Low	Source

26 March 2004	$0.71	$0.29	OTC Bulletin Board
31 December 2003	$1.40	$0.52	OTC Bulletin Board
30 September 2003	$2.30	$1.01	OTC Bulletin Board
30 June 2003	$1.09	$0.75	OTC Bulletin Board
31 March 2003	$1.08	$0.51	Nasdaq.com
31 December 2002	$1.46	$0.55	Nasdaq.com
30 September 2002	$1.30	$0.9925	Nasdaq.com
30 June 2002	$1.25	$1.25	Nasdaq.com

  (b)   Holders of Record

  There are approximately 34 holders of record of GlobeTrac’s Common Stock.

  (c)   Dividends

  GlobeTrac has declared no dividends on its Common Stock, with the exception of the following, and is not subject to any restrictions that limit its ability to pay dividends on its shares of Common Stock. Dividends are declared at the sole discretion of GlobeTrac’s Board of Directors.

  On May 17,2002, the Board of Directors declared a stock dividend of three shares for every one share of Common Stock issued. The stock dividend was paid out on May 28, 2002.

  (d) Recent Sales of Unregistered Securities

  There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

  In November 2003, GlobeTrac issued 900,000 units to three investors at an offering price of $1.00 per unit. Each unit consists of one restricted share of Common Stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of Common Stock. The restricted warrant was exercisable for two years at an exercise price of $1.10 each. The units were issued in a transaction that management believed satisfied the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that Act and Regulation S promulgated pursuant to that act by the Securities and Exchange Commission. Specifically, the offer was made to “accredited investors”, as that term is defined under applicable federal and state securities laws. The value of the shares was arbitrarily set by GlobeTrac and had no relationship to its assets, book value, revenues or other established criteria of value. There were no commissions paid on the sale of these shares. The net proceeds to GlobeTrac were $900,000.

  Also in November 2003, GlobeTrac received an aggregate $250,000 in subscription funds and two Regulation S subscription agreements for a total of 250,000 units at an offering price of $1.00 per unit. Each unit consists of one restricted share of Common Stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of Common Stock. The restricted warrant is exercisable for two years at an exercise price of $1.10 each. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with, which exemption is specified by the provisions of Section 4(2) of that Act and Regulation S promulgated pursuant to that act by the Securities and Exchange Commission. Specifically, the offer was made to “accredited investors”, as that term is defined under applicable federal and state securities laws. The value of the shares was arbitrarily set by GlobeTrac and had no relationship to its assets, book value, revenues or other established criteria of value. There were no commissions paid on the sale of these shares. The net proceeds to GlobeTrac were $250,000. The units have not yet been issued to the subscribers but GlobeTrac expects to issue and deliver the units shortly.

  In May 2001, GlobeTrac issued 1,635,000 shares of its Common Stock to 18 investors for $0.02 per share. The shares were issued in a transaction that management believed satisfied the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that Act and Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission. Specifically, the offer was made to “accredited investors”, as that term is defined under applicable federal and state securities laws, and no more than 35 non-accredited investors. The value of the shares was arbitrarily set by GlobeTrac and had no relationship to its assets, book value, revenues or other established criteria of value. There were no commissions paid on the sale of these shares. The net proceeds to GlobeTrac were $32,700.

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

Page - 16

  In November 2001, GlobeTrac’s registration statement on Form SB-2 to register 2,560,000 shares of Common Stock held by its shareholders was declared effective by the SEC.
  There are no other outstanding options or warrants to purchase, or securities convertible into, shares of GlobeTrac’s Common Stock.

  (e) Penny Stock Rules

  Trading in GlobeTrac’s Common Stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends GlobeTrac’s Common Stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in GlobeTrac’s securities, which could severely limit their market price and liquidity of GlobeTrac’s securities

  Item 6.   Management’s Discussion and Analysis or Plan of Operation.

  THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF GLOBETRAC FOR THE FISCAL YEARS ENDED DECEMBER 31, 2003 AND 2002. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN.

  Overview

  GlobeTrac was incorporated in the state of Delaware on March 2, 2000 under the name 411Place.com. In February 2001, the company changed its name to Artescope, Inc, was headquartered in Fountain Valley, California, and was in the business of providing digital graphic design and production services for commercial and corporate enterprises. On July 29, 2002 the company changed its name to GlobeTrac Inc. and changed its business direction to selling, marketing, distributing and installing global position system (“GPS”) location, information and tracking systems in Europe.

  On August 27, 2002, GlobeTrac acquired all of the shares of Global Axxess Corporation Limited for $1. Global Axxess is a private Irish company that was incorporated on December 31, 1997, as “Advance High Tech Development Enterprises Limited”. On April 26, 2002, the company changed its name to Global Axxess Corporation Limited. On June 19, 2002, Global Axxess entered into a master distributorship agreement with WebTech Wireless Inc. (“WebTech”) whereby WebTech granted Global Axxess the exclusive right to distribute the Quadrant System TM, a wireless vehicle tracking, communications and telematics system composed of hardware and software products in Europe. On June 4, 2003, Globetrac England and WebTech entered into a letter agreement whereby Global Axxess’ exclusive distribution rights were extended to October 15, 2006 and the minimum purchase requirements were amended. At December 31, 2003, Global Axxess had not met its minimum purchase requirements with WebTech. On March 8, 2004, Global Axxess mutually entered into a letter agreement with WebTech whereby WebTech agreed to allow Global Axxess to delay meeting its minimum purchase requirements until May 1, 2004, in exchange for Global Axxess giving up its exclusive rights to sell WebTech’s products in Belarus, Bulgaria, Cyprus, Estonia, Finland, Iceland, Latvia, Lithuania, Malta, Moldavia, Russia, Romania, Turkey and the Ukraine.

  Also, on August 27, 2002, Global Axxess acquired the beneficial ownership of all of the issued and outstanding shares of Globetrac Limited (“Globetrac England”) for one British pound. Globetrac England was incorporated in the United Kingdom on March 28, 2002 as a private limited company under the name “Global Axxess Tracking Limited”. On July 19, 2002 the company changed its name to “Globetrac Limited”. Globetrac England is in the business of selling, marketing, distributing and installing the global wireless tracking and telematics equipment. As part of GlobeTrac acquiring all of the shares of Global Axxess, Jim Pratt was appointed to the board of directors of GlobeTrac and appointed its president on September 3, 2002. Also, on August 27, 2002, Jim Pratt and John daCosta were appointed to the board of directors of each of Global Axxess and Globetrac England.

Page - 17

  GlobeTrac offers an end-to-end platform of wireless and mobile services using a Global System for Mobile communications/General Packet Radio Service (“GSM/GPRS”) network that provides commercial fleets with affordable vehicle tracking, communications and telematics services delivered over the Internet and in a user-friendly format. Supported by the “WebTech suite of products” GlobeTrac will be able to provide a variety of wireless and mobile services that can be separated into four key areas:

Location Based Services (LBS)	Navigation, Automatic Vehicle Location (“AVL”)/tracking, proximity-based services, traffic reporting, geofencing, vehicle monitoring.
Telematics	Safety & security, anti-theft, vehicle recovery, air-bag deployment notification, remote door lock/unlock, remote vehicle diagnostics.
Communications	Dispatch, voice, data, messaging.
Internet	Mobile computing, invoicing, Intranet/Extranet connectivity, Internet access.

  With the WebTech suite of products, fleet managers can track their vehicles and ensure that their vehicles are operated efficiently, economically and safely, thus maximizing their customers’ satisfaction.

  GlobeTrac began as a start-up business in the fall of 2002 and since inception GlobeTrac has been concentrating on training and building its sales team while ensuring that all of the WebTech suite of products sold meet or exceed customer expectations. GlobeTrac is a new age, high tech company and as such has been directing its efforts towards gaining brand recognition and increasing its market share through direct and indirect marketing and advertising in the form of; outside sales staff, brochures, telemarketing and direct mailings. GlobeTrac’s marketing has been directed towards companies with commercial fleets. GlobeTrac plans to continue with its aggressive marketing campaign during 2004 targeting businesses with commercial fleets. As a result of GlobeTrac’s sales and marketing program its sales during 2003 grew at a steady pace and management expects that sales will continue to grow at a steady pace throughout 2004.

  With the benefit of hindsight GlobeTrac realized a number of things during 2003:

  a)    While the WebTech product line available today (i.e. the WT4000 series) is fundamentally a stable & reliable product GlobeTrac discovered that numerous technological design alterations had to be made to the previous model range (i.e. the L2000) to meet the interoperability, signaling and protocol requirements of European wireless network operators, whereas the product was tailored originally with North American network specification. In addition, GlobeTrac experienced a major design fault with one version of the L2000 product released, resulting in a product recall with significant repair, costs, which slowed GlobeTrac’s growth.

  b)    GlobeTrac targeted end user sales in the United Kingdom but discovered quickly that in the United Kingdom business with most commercial fleet owners is via existing relationships either with resellers of radio or other relevant equipment, through systems integrators who provide their back office computer systems or via consultants with whom the commercial fleet owners have an existing relationship.

  c)    Market growth expectations for 2003 as predicted by industry commentators and on which GlobeTrac based much of its business planning, proved to be significantly over stated. The market to date has just not performed as well as the industry had wished and these sentiments have been at the forefront of the majority of articles associated with vehicle telematics in recent times.

  “At Telematics Update – in London (Oct/03) Dieter Lange, vice president, ATKEARNEY, highlighted that in 2002 only a third of market expectation was achieved in Europe. This is consistent with the US, which has seen fewer than 5% market penetration, despite the growing interest in it. (Clement Driscoll, Telematics Update Issue 22, 2003 page 10)”

  d)    Despite the slower than expected take up by the market, the United Kingdom, in particular, is saturated with competitors - none of whom have attempted to educate the market on the merits of AVL & Telematics solutions as evidenced by the following review results:

Page - 18

  “Most financial analysts have reduced forecasts associated with the area of vehicle telematics significantly in the last 12 months, Vanessa Schofield of Auto Analysis reviewed Telematics Update 2003 in Gottenburg, Sweden to discover that there is no one simple reason for the lack of uptake.
    Telematics is too complex and requires a completely new value chain and specific business case to be developed (for consumers).
    VW have concluded that there is no mass market in Europe for services based purely on safety and security due to:
      Cost of the device
      Customer administration costs
      Communication costs
      Service operation – service providers do not have enough customers to make their own business economical
    That a package of services need to be developed that the end user wants and values enough to pay for (The one killer application)”

  e)    To date very few of the wireless network operators have themselves become involved in the AVL & Telematics space and it is generally accepted that it will take involvement by the major wireless network operators and/or the major automotive manufacturers before the market for AVL & Telematics will really take off.

  Despite all of the above being said, a general optimism prevails throughout the industry in Europe.

  In the article “The coming surge in demand” by Olivier Beaujard, Wavecom, Mr. Beaujard predicts that the market will grow from 2.9 million applications in 2003 to 11 million applications by 2006, driven by increased car crime, growth in congestion and toll collection systems, vehicle insurance requirements and an up-turn in demand for low cost navigational systems by business & consumers.

  A recent survey (2003) by the Freight Transport Association United Kingdom (FTA) highlighted the lack of uptake of Telematics in the industry so far indicating the market is still largely untapped. Results as follows:

    1200 members of the FTA with large fleets (50+) surveyed
    17% use vehicle tracking
    24% use routing & scheduling programs
    7% use both the above
    25% down load information collected
    8% using the information collected
    4% considering telematics now
    9% in the near future

  The WebTech product is now well configured for the European market and is capable of uninterrupted Pan European operation.

  GlobeTrac is now recognized as a major industry player with searches for “Vehicle Telematics” on numerous Internet search engines such as Google, highlighting GlobeTrac at number 3 or above.

  GlobeTrac is now working to a relationship model rather then a pure direct end user sales model, building partnerships with resellers, agents and systems integrators who have existing relationships with commercial fleet owners and/or an entry avenue into large corporations, local governments, national governments, municipal authorities, highway agencies etc.

  Pending EU legislation making it mandatory to fit Digital Tachograph’s in vehicles over 3.5 tones in weight will boost market interest. Germany and the United Kingdom are implementing a toll collect system that is already mandatory in Germany but delayed because of design restrictions, which should also stimulate interest.

  The wireless network operators are now at last showing interest as pressure mounts for them to achieve their predicted data revenues. AT&T Wireless, Vodafone, Telecom Italia, Orange have all now introduced locations systems into their networks and are developing their capabilities further.

  GlobeTrac is currently in discussion with three wireless network operators with the view of partnering with them.

Page - 19

  During 2003 GlobeTrac also discovered that while most competitors address the pure track and trace market, this solution alone is not significantly compelling enough to warrant investment by many commercial fleet owners and therefore take up has been slow. GlobeTrac has therefore, (while not ignoring the pure track & trace market), been working on developing various specialized Telematics applications that address numerous vertical markets and will continue with this focus throughout 2004.

  In addition GlobeTrac’s market efforts in Europe have identified that countries and regions with the greatest potential are United Kingdom, France, Germany, Italy, Spain, Benelux and Scandinavia. This is where the bulk of GlobeTrac’s marketing and business development efforts will be focused in 2004.

  Thus, during the year GlobeTrac has been focusing on effectuating and implementing its business plan that includes building product recognition, gaining market share, meeting customer expectations, tailoring products to meet customer specifications, following up and ensuring customer satisfaction, and staying on the leading edge of technology. As such, GlobeTrac has accumulated a deficit of approximately $2.6 million to date and will require additional financing to continue implementing its business plan. GlobeTrac plans to mitigate its losses in future years by increasing sales and reducing certain operating expenses that were associated with changes in management, technical problems with the tracking units, and tailoring its products to meet customer specifications, expectations and demands. However, there is no assurance that GlobeTrac will be able to obtain additional financing. There is no assurance that GlobeTrac will be able to build product recognition, gain market share, meet customer expectations, tailor products to meet customer specifications, follow up and ensure customer satisfaction, or stay on the leading edge of technology. Furthermore there is no assurance that GlobeTrac will be able to keep up with rapid technological changes, changing customer needs and evolving industry standards or that GlobeTrac will be able to grow its market share or introduce new products and services on a continual and timely basis. There is also no assurance that GlobeTrac will be able to increase sales and reduce certain operating expenses associated with; changes in management, technical problems with the tracking units, and tailoring the products to meet customer specifications, expectations and demands. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

  Results of Operations

  Revenues

  Revenue increased by $411,000 or 972% from $42,000 for the year ended December 31, 2002 to $453,000 for the year ended December 31, 2003. The increase in revenue was caused by GlobeTrac’s sales and marketing programs aimed at gaining market share through brand recognition in the wireless tracking industry. During 2004, GlobeTrac plans to change its market focus from selling its products to end-users and concentrate its efforts on selling to resellers. By concentrating on resellers GlobeTrac expects to get more products into the market allowing its wireless tracking devices to more quickly gain market recognition and in turn greater market acceptance. GlobeTrac estimates sales during fiscal 2004 will be approximately $3.5 million.

  Revenue increased by $39,000 from $3,000 for the year ended December 31, 2001 to $42,000 for the year ended December 31, 2002. The increase in revenue was caused by the change in management and the change in business direction. All of the revenue earned in 2001 and $1000 of the revenue earned in 2002, came from the digital graphic design business and $41,000 of the revenue earned in 2002, came from sales and installation of the global wireless tracking and telematics equipment. GlobeTrac expects to generate additional revenues by expanding its sales and marketing program, training and building its sales team, and ensuring all of its products meet or exceed customer expectations.

  Cost of Sales

  Cost of sales increased by $291,000 or 974% from $30,000 for the year ended December 31, 2002 to $321,000 for the year ended December 31, 2003. The increase was due to an increase in sales during the year. GlobeTrac’s gross margin increased $120,000 or 969% from $12,000 for the year ended December 31, 2002 to $132,000 for the year ended December 31, 2003. As a percentage of revenue, the gross margin was 29% for both fiscal 2003 and 2002. As GlobeTrac’s sales increase GlobeTrac expects its cost of sales to increase to approximately $2.4 million. During 2004, GlobeTrac expects its gross margin to increase to approximately 33% due to higher margins on the next generation of wireless tracking units, due to be launched in June 2004.

  Cost of sales increased by 100% or $30,000 for the year ended December 31, 2002 as compared to December 31, 2001 when there were no costs associated with sales. The reason for the increase is due to the change in management and change in business direction. As a percentage of revenue, the gross margin decreased from 100% in fiscal 2001 to 29% in fiscal 2002 due to changing from the digital graphic design business to the wireless tracking and telematics business. GlobeTrac expects both cost of sales and gross margin to increase as revenues increase.

Page - 20

  Operating Expenses

  Operating expenses increased by $1,004,000 or 129% from $780,000 for the year ended December 31, 2002 to $1,784,000 for the year ended December 31, 2003. The increase was primarily due to increases of $202,000 in management fees, $201,000 in consulting fees, $234,000 in professional fees, $109,000 in office expenses, $61,000 in rent, $262,000 in wages and commissions, $22,000 in telephone expenses, $33,000 in travel and entertainment, $72,000 in installation expenses, offset primarily by a decrease in marketing and advertising of $13,000, in filing fees of $7,000 and in a charge for impairment of goodwill of $175,000. The increase in operating costs was caused by GlobeTrac operating in the wireless tracking field for twelve months during 2003 as opposed to approximately three months during 2002. GlobeTrac expects operating costs to increase to approximately $2.4 million during 2004 due to increases in sales staff, advertising, marketing and business development costs.

  Operating expenses increased for the year ended December 31, 2002 compared to the year ended December 31, 2001 by $748,000, primarily due to increases of $9,000 in filing and transfer fees, $92,000 in management fees, $107,000 in consulting fees, $62,000 in professional fees, $24,000 in office expenses, $21,000 in rent, $3,000 in wages, $12,000 in telephone expenses, $78,000 in travel and entertainment, $106,000 in marketing and advertising, $4,000 in commissions, $2,000 in printing and reproduction, $1,000 in bank charges, $1,000 in depreciation, $50,000 in installation expenses and a charge for impairment of goodwill of $175,000. The increase in operating costs was caused by a change in management, a change in business direction and a new sales and marketing program. GlobeTrac expects future operating expenses to increase due to continued expansion of its sales and marketing program.

  Deferred Tax Assets

  GlobeTrac has deferred tax assets of approximately $725,000 and $227,000 at December 31, 2003 and 2002. GlobeTrac has established a valuation allowance equal to the full amount of the deferred tax assets because GlobeTrac’s ability to use these losses is uncertain. GlobeTrac expects its deferred tax assets to increase by approximately $1.2 million during fiscal 2004.

  Interest Expense

  Interest expense increased by $74,000 or 318% from $23,000 at December 31, 2002 to $97,000 at December 31, 2003 primarily due to interest on convertible notes payable and the note due to a related party. Interest expense will increase during 2004 if GlobeTrac receives more funding through promissory notes, however it may decrease if any of the debt is repaid or if the convertible debt is converted to Common Stock of GlobeTrac.

  Interest expense increased from December 31, 2001 as compared to December 31, 2002 by $23,000 or 100% primarily due to interest on convertible notes payable and the note due to a related party.

  Foreign Exchange

  Foreign exchange transaction losses increased by $18,000 from $2,000 at December 31, 2002 to $20,000 at December 31, 2003 primarily due to strengthening of the United Kingdom pound in relation to the United States dollar.

  Foreign exchange transaction losses increased by $2,000 or 100% at December 31, 2002 as compared to December 31, 2001 when there were no foreign exchange transaction losses or gains.

  Liquidity and Capital Resources

  GlobeTrac had cash of $9,000 and a working capital deficit of $1,014,000 at December 31, 2003. During the year ended December 31, 2003, GlobeTrac used $1,700,000 in cash for operating activities, primarily for an operating loss of $1,800,000, an increase in inventory of $208,000 and decrease in accounts payable and accrued liabilities of $4,000, offset by a decrease in accounts receivable of $8,000, a decrease in prepaid expenses of $73,000, depreciation of $2,000, an increase in accrued interest payable to a related party of $50,000, an increase in accounts payable to related parties of $65,000 and an increase in accrued interest payable on convertible debt of $48,000. Cash used in operations of $1,700,000 was financed by issuing common stock for $900,000, share subscriptions of $250,000 and advances payable of $381,000 as well the effect of exchange rate changes on cash of $13,000 offset by a decrease in cash of $201,000 and an equipment purchase of $5,000. A decrease in working capital of $1,087,000 was due to a decrease in current assets of $74,000 and an increase in current liabilities of $1,013,000. GlobeTrac has accumulated a deficit of $2,600,000 since inception and has a stockholders’ deficiency of $1,400,000. GlobeTrac has no contingencies or long-term commitments except for the agreement with WebTech Wireless Inc.

Page - 21

  GlobeTrac had cash of $210,229 and working capital of $72,845 at December 31, 2002. During the year ended December 31, 2002, GlobeTrac used $911,235 in cash for operating activities, primarily for an operating loss of $792,589, an increase in accounts receivable of $68,935, an increase in inventory of $170,682 and an increase in prepaid expenses of $91,771 offset by depreciation of $1,318, an occupancy cost contribution by an officer of $500, and an increase in accounts payable and accrued liabilities of $147,321, an account payable and accrued interest payable to related parties of $45,328 and accrued interest of $18,275. Cash used in operations of $911,235 and an increase in cash of $200,695 were financed by issuing convertible notes for $607,288 and issuing a note to a related party for $500,000 as well a the effect of exchange rate changes on cash of $9,941 offset by an equipment purchase of $5,299. An increase in working capital of $68,117 was due to an increase in current assets of $532,083 offset by an increase in current liabilities of $463,966. GlobeTrac has accumulated a deficit of $826,637 since inception and has a stockholders deficiency of $777,421.

  Plan of Operation for the Next Twelve Months

  As a start up, new age, high tech company GlobeTrac needs to continually (1) work out technical difficulties, (2) improve the product, (3) tailor the product to customer needs, (4) grow brand recognition, and (5) grow its market share. Over the next 12 months, GlobeTrac expects to have continual and consistent growth. However, in order to implement its business plan, GlobeTrac expects that during 2004 its operating costs will more than offset it's gross profit.

  GlobeTrac anticipates funding its working capital needs for the next 12 months through an increase in sales, the equity capital markets, private advances, and loans. Although the foregoing actions are expected to cover its anticipated cash needs for working capital and capital expenditures for at least the next 12 months, no assurance can be given that GlobeTrac will be able to raise sufficient cash to meet these cash requirements.

  GlobeTrac plans to improve cash flows and operating results by selling the WebTech suite of products, raising additional capital through private placements of stock, private advances, and loans.

  GlobeTrac is not currently conducting any research and development activities other than the development of its website. GlobeTrac does not anticipate conducting such activities in the near future. As GlobeTrac expands its customer base and product lines, GlobeTrac will need to hire additional employees, agents, distributors or independent contractors as well as purchase or lease additional equipment.

  Critical Accounting Policies

  GlobeTrac’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. The following paragraphs include a discussion of accounting policies critical to GlobeTrac:

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

  Inventories

  Inventory is stated at the lower of cost (first-in, first-out) or market value. Market value represents the lower of replacement cost or estimated net realizable value.

Page - 22

  Foreign Currency

  The financial statements of the Company's English and Irish subsidiaries are measured using the British Pound and the Euro as the functional currencies. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in consolidated net income.

  Comprehensive Income

  Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the current period represents foreign currency translation items associated with the Company's  English and Irish operations.

  Contractual Obligations

  The following table provides a summary of GlobeTrac’s debt obligation as of December 31, 2003. This table excludes obligations under the master distributorship agreement because commitments under that agreement have been waived until May 1, 2004 and GlobeTrac cannot predict what its commitments will be, if any, subsequent to May 1, 2004. GlobeTrac has not included repayments of notes payable because these notes are repayable on demand and GlobeTrac does not know when or if payment will be demanded. GlobeTrac has not included advances payable because these advances have no fixed terms of repayment and GlobeTrac cannot predict when it will repay them.

     Contractual Payment Due by Period
                       2004

  Note Payable to Related Party       $592,000

  Internal and External Sources of Liquidity

  GlobeTrac has funded its operations principally from issuance and subscription for Common Stock, borrowings in the form of advances payable, demand loans, and funds received from related parties.

  Inflation

  GlobeTrac does not believe that inflation will have a material impact on its future operations.

  Uncertainties relating to Forward Looking Statements

  This Form 10-KSB Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about GlobeTrac’s strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

  Forward-looking statements in this Form 10-KSB include statements regarding the following expectations:

    All of the WebTech suite of products sold will meet or exceed customer expectations.
    GlobeTrac will increase its market share through direct and indirect marketing and advertising.
    GlobeTrac will continue with its aggressive marketing campaign during 2004, targeting businesses with commercial fleets.
    GlobeTrac’s sales will continue to grow at a steady pace throughout 2004.
    It will take involvement by the major wireless network operators and/or the major automotive manufacturers before the market for AVL & Telematics will really take off.
    GlobeTrac will build partnerships with reseller, agents and systems integrators who have existing relationships with commercial fleet owners and/or an entry avenue into large corporations, local governments, national governments, municipal authorities, highway agencies etc.
    EU legislation will make it mandatory to fit Digital Tachograph’s in vehicles over 3.5 tonnes in weight and this will boost market interest.

Page - 23

    Germany and the UK’s implementation of a toll collect system will stimulate interest.
    GlobeTrac will partner with some other wireless network operators.
    GlobeTrac will be able to develop various specialized Telematics applications that address numerous vertical markets during 2004.
    GlobeTrac’s marketing efforts will identify the countries and regions with the greatest potential being the United Kingdom, France, Germany, Italy, Spain, Benelux and Scandinavia.
    GlobeTrac will focus the bulk of its marketing and business development efforts in the United Kingdom, France, Germany, Italy, Spain, Benelux and Scandinavia.
    GlobeTrac will require additional financing to continue to implement its business plan.
    GlobeTrac will continue to implement its business plan, which includes building product recognition, gaining market share, meeting customer expectations, tailoring its products to meet customer specifications, following up to ensure customer satisfaction, and staying on the leading edge of technology.
    GlobeTrac will mitigate its losses in future years by increasing sales and reducing certain operating expenses that were associated with changes in management, technical problems with the tracking units, and tailoring its products to meet customer specification, expectations and demands.
    GlobeTrac will be able to keep up with rapid technological changes, changing customer needs and evolving industry standards and that GlobeTrac will be able to grow its market share and introduce new products and services on a continual and timely basis.
    GlobeTrac will be able to change its market focus from selling its products to end-users to selling its products to resellers.
    GlobeTrac’s product lines and customer base will continue to increase.
    By concentrating on resellers, GlobeTrac will be able to get more products into the market allowing its wireless tracking devices to gain market recognition more quickly and in turn greater market acceptance.
    GlobeTrac’s sales during fiscal 2004 will increase to approximately $3.5 million.
    GlobeTrac’s cost of sales will increase to approximately $2.4 million.
    During 2004, GlobeTrac’s gross margin will increase to approximately 33%.
    GlobeTrac’s next generation of wireless tracking units will be launched in June 2004.
    GlobeTrac’s margins will be higher on its next generation of wireless tracking units.
    Operating costs will increase to approximately $2.4 million during 2004.
    The increase in operating costs will be due to increases in sales staff, advertising, marketing and business development during 2004.
    GlobeTrac’s deferred tax assets will increase by approximately $1.2 million during fiscal 2004.
    Interest expense will increase during 2004 if GlobeTrac’s receives more funding through issuance of more promissory notes.
    Interest expense may decrease if any of the promissory notes are repaid or if any of the convertible debt is converted into Common Stock of GlobeTrac.
    GlobeTrac will be able to continually (a) work out technical difficulties, (b) improve the product, (c) tailor the product to customer needs, (d) grow brand recognition, and (e) grow market share.
    GlobeTrac will have continual and consistent growth.
    In order to implement GlobeTrac’s business plan during 2004 that its operating costs will more than offset its gross profit.
    GlobeTrac will be able to fund its working capital needs for the next 12 months through an increase in sales, the equity capital markets, private advances, and loans.
    GlobeTrac will be able to improve cash flows and operating results by selling wireless tracking and telematics units and monthly portal rental fees, raising additional capital through private placements of stock, private advances, and loans.
    As GlobeTrac increases its customer base and product lines that GlobeTrac will need to hire additional employees, agents, distributors or independent contractors.
    As GlobeTrac expands its customer base and product lines GlobeTrac will need to purchase or lease additional equipment.
    Globetrac will be able to utilize it's deferred tax assets.
    Inflation will not have a material impact on future operations.

  All forward-looking statements are made as of the date of filing of this Form 10-KSB and GlobeTrac disclaims any duty to update such statements.

  Certain parts of this Form 10-KSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to demand for GlobeTrac’s products and services; changes in

Page - 24

  business direction or strategy; competitive factors (including competitors introducing superior products); pricing pressure (including competitors offering similar products at lower prices); inability to attract, develop or retain technical, consulting managerial, sales personnel, agents, distributors or independent contractors; changes in consumer tastes; inability to obtain product from the manufacturer and evolving industry products and standards. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

  GlobeTrac may, from time to time, make oral forward-looking statements. GlobeTrac strongly advises that the above paragraph and the risk factors described in this annual report and in GlobeTrac’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of GlobeTrac to materially differ from those in the oral forward-looking statements. GlobeTrac disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

  Item 7.   Financial Statements

  See audited financial statements for the period ended December 31, 2003 and 2002 attached as Exhibit A to this Form 10-KSB.

  Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  GlobeTrac’s principal independent accountant, Tim Quintanilla of Hall & Company Certified Public Accountants, Inc., has not changed since the date of incorporation and there have been no disagreements with GlobeTrac’s principal independent accountant.

  Item 8A.     Controls and Procedures.

  GlobeTrac maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in GlobeTrac’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to GlobeTrac’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, GlobeTrac’s Chief Executive Officer and Chief Financial Officer believe GlobeTrac’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by GlobeTrac in this report is accumulated and communicated to GlobeTrac’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, GlobeTrac’s chief executive officer and chief financial officer concluded that GlobeTrac’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

  There were no significant changes in GlobeTrac’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

  PART III

  Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

  (a)   Identify Directors and Executive Officers

  Each director of GlobeTrac or its subsidiaries holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Page - 25

  GlobeTrac’s and its subsidiaries’ management teams are listed below.

Management Teams

Companies

Officer’s Name	GlobeTrac Inc.	Global Axxess (1)	Globetrac Limited

Jim Pratt	Director, CEO, President	Director	Director CEO, President

David Patriquin	Director	n/a	n/a

John daCosta	Chief Financial Officer, Treasurer, Corporate Secretary	Director	Director Chief Financial Officer, Treasurer, Corporate Secretary

Edward Duncan	n/a	Director Corporate Secretary	n/a

Colin Albert	n/a	n/a	Chief Operating Officer

Lloyd Crook	n/a	n/a	Chief Technology Officer

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

  Jim Pratt  Mr. Pratt (55 years old) has been a director and the CEO of GlobeTrac since September 2002. Mr. Pratt has been a director of Global Axxess since August 2002. Mr. Pratt has been a director and the CEO of Globetrac Limited since August 27, 2002. In the past five years, Mr. Pratt served as the CEO of Peoples Phone in Hong Kong and is currently the Managing Director of Asia Wireless, a Division of Telstra On Air, Telstra Corporation of Australia. He oversees all of Telstra Group’s wireless operations and is responsible for their various investments throughout the Asia Pacific Region. Mr. Pratt has more than thirty years international management experience in the Asia-Pacific telecommunications industry. Also, Mr. Pratt currently represents Singtel Optus Limited as the chairman of the GSM Association. Mr. Pratt is also a non-executive director of Brek Energy Corporation, a NASDAQ-quoted company.

  David Patriquin  Mr. Patriquin (61) has been a director of GlobeTrac since November 2002. Mr. Patriquin is a businessman who operates several private businesses, including a private mortgage business, a restaurant and lounge for the past 23 years and a real estate investment company for the past 28 years.

  John daCosta  Mr. daCosta (39) has been the CFO of GlobeTrac since May 2002. Mr. daCosta has been a director of Global Axxess since August 2002. Mr. daCosta has been a director of Globetrac Limited since August 27, 2002 and the corporate secretary since February 25, 2003. In the past five years, Mr. daCosta has worked with numerous public and private companies in providing accounting and management services.

  Colin Albert  Mr. Albert (37) has been appointed the chief operating officer of Globetrac Limited. Mr. Albert is responsible for devising and implementing sales and marketing methodologies to expand the breadth and productivity of GlobeTrac Limited’s sales and marketing efforts, and achieving the highest levels of customer satisfaction. Mr. Albert comes to Globetrac Limited with more than 10 years experience in operations management, sales and marketing, and business development. Mr. Albert previously worked for AstraZeneca Pty Ltd (NYSE:AZN), one of the world’s largest pharmaceutical companies, where he held positions in national sales management, regional business management and product management, playing a key role in setting corporate strategy for defined areas of the company in sales and marketing.

  Lloyd Crook  Mr. Crook (46) has been appointed Lloyd Crook as the chief technology officer of Globetrac Limited. Previously, Mr. Crook was an engineering support manager for Lucent Technologies and was instrumental in implementing, supporting and maintaining Lucent's 3G 1X network in Romania.

  (b)   Identify Significant Employees

  GlobeTrac does not have any significant employees.

Page - 26

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

  (e)   Compliance with Section 16(a) of the Exchange Act.

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

  (f)   Code of Ethics

  GlobeTrac has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of GlobeTrac’s adopted code of ethics is attached to this annual report. See Exhibit 99.1 – Code of Ethics for more information. Also, GlobeTrac’s code of ethics has been posted on its website at www.globetrac.com. GlobeTrac undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Bradford Long at 1-800-648-4287 to request a copy of GlobeTrac’s code of ethics. Management believes GlobeTrac’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

  Item 10. Executive Compensation.

  GlobeTrac has paid $422,931 in compensation to its named executive officers during its 2003 fiscal year. However, no compensation was paid to its named executive officers during its 2001 fiscal year.

  SUMMARY COMPENSATION TABLE

Long-term compensation

		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Pay- outs($) (h)	All other compen-sation ($) (i)

Jim Pratt, CEO Sept 2002 –Present	2001 2002 2003	n/a 80,415 270,829	n/a nil nil	n/a nil 21,074 (2)	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil

John daCosta, CFO (1) May 2002–Present	2001 2002 2003	n/a 12,000 24,000	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil 80,000 (5)

Colin Albert, COO June 2003 - Present	2001 2002 2003	n/a n/a 61,618	n/a n/a nil	n/a n/a 10,735 (3)	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil

Lloyd Crook, CTO July 2003 - Present	2001 2002 2003	n/a n/a 38,259	n/a n/a nil	n/a n/a 3,697 (4)	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil

Renee Close - President Mar 2000 – May 2002	2001 2002 2003	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a

Page - 27

  (1) John daCosta was also the CEO of the GlobeTrac from May 2002 to September 2002.
  (2) GlobeTrac reimbursed Jim Pratt $17,374 for house rent and $3,700 in car allowance.
  (2) Colin Albert received $6,779 for national insurance benefits and $3,956 for a car allowance.
  (4) Lloyd Crook received 3,697 for a car allowance.
  (5) Paid to DaCosta Management Corp., which John daCosta is the sole director and shareholder, for management fees for administrative and accounting services.

  Since GlobeTrac’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

  Currently, there are no arrangements between GlobeTrac and any of its directors or between any of the subsidiaries and any of its directors whereby such directors are compensated for any services provided as directors.

  There are no other employment agreements between GlobeTrac or the Subsidiary and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of GlobeTrac or from a change in a named executive officer’s responsibilities following a change in control.

  Item 11. Security Ownership of Certain Beneficial Holders and Management.

  (a)   Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Stock	Jim Pratt 32 Greenwich Road, Greenwich Sydney, NSW 2065 Australia	4,000,000	18.23%
Common Stock	Gregory M. Pek 19/F, 80 Gloucester Road Wanchai, Hong Kong	4,000,000	18.23%

  [1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
  [2] Based on 21,940000 shares of Common Stock issued and outstanding as of March 29, 2004.

  (b)   Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]

Common Stock	Jim Pratt 32 Greenwich Road, Greenwich Sydney, NSW 2065 Australia	4,000,000	18.23%
Common Stock	David Patriquin 2306 Folkstone Way West Vancouver, BC V7S 3C7	1,015,000 [2]	4.63%
Common Stock	John daCosta 600 - 1100 Melville Street Vancouver, BC V6E 4A6	0	0%
Common Stock	Colin Albert Unit 5, #11 Carnarvan Road Reading, Berkshire U.K. RG1 5SB	0	0%
Common Stock	Lloyd Crook 25 Thorton Way Spencers Wood, Berkshire U.K. RG7 1WY	0	0%
Common Stock	Directors and Executive Officers (as a group)	5,011,000	22.86%
  [1] Based on 21,940,000 shares of Common Stock issued and outstanding as of March 29, 2004.
  [2] This number includes 320,000 shares that are beneficially owned indirectly and 500,000 shares that may be acquired as part of a call option.

Page - 28

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

  Loan from David Patriquin to GlobeTrac

  On November 27, 2002, GlobeTrac borrowed $500,000 from David Patriquin, a director of GlobeTrac. Interest on the loan accrues at 10% compounded annually. All outstanding interest and principal is due and owing on November 27, 2004. GlobeTrac may repay the loan in whole or in part at anytime without penalty. See Exhibit 10.2 of last year’s Form 10-KSB for more information.

  (b)   Transactions with Promoters

  GlobeTrac does not currently have a promoter. No one has received anything of value from GlobeTrac or its subsidiaries nor is any person entitled to receive anything of value from GlobeTrac or its subsidiaries for services provided as a promoter of GlobeTrac or its subsidiaries.

  Item 13. Exhibits and Reports on Form 8-K.

  (a)   Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	1. Audited Financial Statements for the period ended December 31, 2003	Included
3.1	Articles of Incorporation filed as an Exhibit to GlobeTrac’s registration statement on Form SB-2 filed on August 2, 2001, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an Exhibit to GlobeTrac’s registration statement on Form SB-2 filed on August 2, 2001, and incorporated herein by reference.	Filed
3.3	Certificate of Amendment to Articles of Incorporation changing the Issuer’s name to GlobeTrac Inc. filed as an exhibit to Globetrac's Form 10-KSB filed on April 15, 2003.	Filed
10.1
  Master Distributorship Agreement dated June 19, 2002 among WebTech Wireless International, WebTech Wireless Inc. and Global Axxess Corporation Limited filed as an attached exhibit to GlobeTrac’s Form 8-K (Current Report) filed on September 11, 2002, and incorporated herein by reference.
Filed
10.2	Loan Agreement dated November 27, 2002 between GlobeTrac Inc. and David Patriquin with attached promissory note dated November 27, 2002	Filed
10.3	Amendment Letter dated June 4, 2003, between WebTech Wireless International Inc. and Globetrac Limited for the purpose of amending terms of the Master Distributorship Agreement.	Included
10.4	Amendment Letter Agreement dated March 8, 2004 between WebTech Wireless International Inc. and Globetrac Limited for the purpose of amending terms of the Master Distributorship Agreement.	Included
99.1	Code of Ethics	Filed

Page - 29

  (b) Reports on Form 8-K.

  There were no reports on Form 8-K filed by GlobeTrac during the quarter ended December 31, 2003.

  Item 14.   Principal Accounting Fees and Services

  (1)   Audit Fees

  The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for GlobeTrac’s audit of annual financial statements and for review of financial statements included in GlobeTrac’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

  2003 - $18,923 - Hall & Company
  2002 - $12,707 - Hall & Company
  2003 - $4,900 - Westbury Accountants and Business Advisers
  2002 - $2,000 - Westbury Accountants and Business Advisers

  (2)   Audit-Related Fees

  The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of GlobeTrac’s financial statements and are not reported in the preceding paragraph:

  2003 - $666 - Hall & Company
  2002 - $1,618 - Hall & Company
  2003 - $5,084 - Westbury Accountants and Business Advisers
  2002 - $0 - Westbury Accountants and Business Advisers

  (3)   Tax Fees

  The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

  2003 - $1,782 - Hall & Company
  2002 - $0 - Hall & Company
  2003 - $0 - Westbury Accountants and Business Advisers
  2002 - $0 - Westbury Accountants and Business Advisers

  (4)   All Other Fees

  The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

  2003 - $3,964 - Hall & Company
  2002 - $438 - Hall & Company
  2003 - $0 - Westbury Accountants and Business Advisers
  2002 - $0 - Westbury Accountants and Business Advisers

  (5)   GlobeTrac’s audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

  (6)   The percentage of hours expended on the principal accountant’s engagement to audit GlobeTrac’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil%.

Page - 30

  SIGNATURES

  In accordance with the requirements of the Securities Exchange Act of 1934, GlobeTrac Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

  GLOBETRAC INC.

                     By:       /s/ Jim Pratt
         Name:    Jim Pratt
         Title:   Director and CEO
         Dated:   March 29, 2004

  Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of GlobeTrac Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Jim Pratt	President, CEO, and member of the Board of Directors	March 29, 2004
/s/ David Patriquin	Member of the Board of Directors	March 29, 2004
/s/ John daCosta	Corporate Secretary, Treasurer and Chief Financial Officer	March 29, 2004

Page - 31

  EXHIBIT 31

Page - 32

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

  4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and GlobeTrac has:

  a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

  c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

  a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: March 29, 2004

  /s/ Jim Pratt
  Jim Pratt
  Chief Executive Officer

Page - 33

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

  4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and GlobeTrac has:

  a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

  c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

  a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: March 29, 2004

  /s/ John daCosta
  John daCosta
  Chief Financial Officer

Page - 34

  EXHIBIT 32

Page - 35

  CERTIFICATION PURSUANT TO 18 U.S.C.
  SECTION 1350, AS ADOPTED PURSUANT TO
  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jim Pratt, President and Chief Executive Officer of GlobeTrac and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

  (1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

  /s/ Jim Pratt
  Jim Pratt
  Chief Executive Officer
  March 29, 2004

Page - 36

  CERTIFICATION PURSUANT TO 18 U.S.C.
  SECTION 1350, AS ADOPTED PURSUANT TO
  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John daCosta, Secretary, Treasurer, and Chief Financial Officer of GlobeTrac and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

  (1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

  /s/ John daCosta
  John daCosta
  Chief Financial Officer
   March 29, 2004

Page - 37

  GLOBETRAC INC.

  CONSOLIDATED FINANCIAL STATEMENTS

  AS AT DECEMBER 31, 2003 AND 2002
  AND FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Page - 38

  CONSOLIDATED BALANCE SHEETS

  CONSOLIDATED STATEMENTS OF OPERATIONS

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

  CONSOLIDATED STATEMENTS OF CASH FLOWS

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 39

  16140 SAND CANYON AVE., SUITE 100
  IRVINE, CALIFORNIA 92618
  HALL&COMPANY Certified Public Accountants, Inc.    (949) 910-HALL (4255)
  TAX, FINANCIAL AND MANAGEMENT CONSULTING SERVICES      FAX (949) 910-4256

  Independent Auditors’ Report

  March 26, 2004

  To the Board of Directors and Stockholders of
  GlobeTrac, Inc.

  We have audited the accompanying consolidated balance sheet of Globetrac, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GlobeTrac, Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  HALL & COMPANY

Page - 40

  GLOBETRAC INC.

  CONSOLIDATED BALANCE SHEETS
  AS AT DECEMBER 31, 2003 AND 2002

	2003	2002

ASSETS

CURRENT ASSETS

Cash	$8,810	$210,229
Accounts receivable,
net of allowance for doubtful accounts of $30,396 and $0	62,756	70,617
Inventory	378,713	170,682
Prepaids	19,145	91,771

	469,424	543,299

Fixed assets, net of $3,443 and $1,318 accumulated depreciation	7,127	3,981

TOTAL ASSETS	$476,551	$547,280

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$149,418	$153,810
Current portion of convertible debt payable	673,805	271,316
Due to related parties	160,003	45,328
Current portion of note payable to related party	500,000	-

	1,483,226	470,454

Advances payable	380,649	-
Convertible notes payable	-	354,247
Note payable related party	-	500,000

	1,863,875	1,324,701

Commitment and Contingencies

STOCKHOLDERS' DEFICIT

Share capital
Authorized
200,000,000 common shares, $0.001 par value
5,000,000 preferred shares, $0.001 par value
Issued and outstanding or subscribed:
22,190,000 and 21,040,000 common shares	22,190	21,040
Additional paid in capital	1,167,085	18,235
Accumulated deficit	(2,599,335)	(826,637)
Other comprehensive income:
Foreign currency translation adjustment	22,736	9,941

Total Stockholders' Deficit	(1,387,324)	(777,421)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$476,551	$547,280

  The accompanying notes are an integral part of these financial statements

Page - 41

  GLOBETRAC INC.

  CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

REVENUE

Sales	$453,663	$42,308

Cost of Goods Sold	321,418	29,937

Gross Profit	132,245	12,371

OPERATING EXPENSES

Administrative expenses	1,575,552	416,436
Selling expenses	208,248	187,982
Charge for impairment of goodwill	-	174,828

Total Operating Expenses	1,783,800	779,246

Loss from operations	(1,651,555)	(766,875)

OTHER EXPENSES

Foreign exchange transaction losses	(19,743)	(1,647)
Interest expense	(97,552)	(23,357)

Net loss for the year before tax provision	(1,768,850)	(791,879)

Provision for income tax	(3,848)	(711)

NET LOSS FOR THE YEAR	$(1,772,698)	$(792,590)

BASIC AND DILUTED
LOSS PER SHARE	$(0.08)	$(0.03)

WEIGHTED AVERAGE
SHARES OUTSTANDING	21,377,123	22,820,274

  The accompanying notes are an integral part of these financial statements

Page - 42

  GLOBETRAC INC.

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

				Common Stock
				Subscribed
	Common Stock Issued						Accumulated
			Additional				Other
	Number of		Paid-in	Number of		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Total

Balance, January 1, 2002	6,210,000	6,210	32,565	-	-	(34,047)	-	4,728

Cost of occupancy contributed by officer	-	-	500	-	-	-	-	500

Issuance of three for one common stock
dividend, May 27, 2002	18,630,000	18,630	(18,630)	-	-	-	-	-

Common shares cancelled, June 21, 2002	(3,800,000)	(3,800)	3,800	-	-	-	-	-

Net loss for the year ended
December 31, 2002	-	-	-	-	-	(792,590)	-	(792,590)

Foreign currency translation adjustments	-	-	-	-	-	-	9,941	9,941

Balance, December 31, 2002	21,040,000	21,040	18,235	-	-	(826,637)	9,941	(777,421)

Reg S, Private Placement, shares issued
for cash, November 24, 2003	900,000	900	899,100	-	-	-	-	900,000

Common stock subscribed,
November 21, 2003	-	-	-	250,000	250,000	-	-	250,000

Net loss for the year ended
December 31, 2003	-	-	-	-	-	(1,772,698)		(1,772,698)
-
Foreign currency translation adjustments	-	-	-	-	-	-	12,795	12,795

Balance, December 31, 2003	21,940,000	$ 21,940	$ 917,335	250,000	$ 250,000	$(2,599,335)	$ 22,736	$ (1,387,324)

  The accompanying notes are an integral part of these financial statements

Page - 43

  GLOBETRAC INC.

  CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the year	$(1,772,698)	$(792,590)

Adjustment to reconcile net loss to net cash
used in operating activities:
Occupancy cost contributed by an officer	-	500
Depreciation	2,125	1,318

Change in operating assets and liabilities:
Decrease (Increase) in accounts receivable	7,861	(68,935)
(Increase) in inventory	(208,031)	(170,682)
Decrease (Increase) in prepaids	72,626	(91,770)
(Decrease) Increase in accounts payable and accrued liabilities	(4,392)	147,321
Increase in accrued interest payable to related party	50,000	4,795
Increase in accounts payable to related parties	64,675	40,533
Increase in accrued interest payable on convertible debt	48,242	18,275

NET CASH USED IN OPERATING ACTIVITIES	(1,739,592)	(911,235)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of convertible notes payable	-	607,288
Issuance of note to related party	-	500,000
Increase in advances payable	380,649	-
Net proceeds from issuance of common stock	900,000	-
Net proceeds from shares subscribed	250,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,530,649	1,107,288

NET CASH USED IN INVESTING ACTIVITIES

Purchase of fixed assets	(5,271)	(5,299)

Effect of exchange rate changes on cash	12,795	9,941

(DECREASE) INCREASE IN CASH	(201,419)	200,695

CASH, BEGINNING OF YEAR	210,229	9,534

CASH, END OF YEAR	$8,810	$210,229

Supplemental disclosure of cash flow information:

Income taxes paid	$1,511	$-

  The accompanying notes are an integral part of these financial statements

Page - 44

  GLOBETRAC INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DECEMBER 31, 2003 AND 2002

  NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

  GlobeTrac Inc. (the “Company”) was incorporated in the state of Delaware on March 2, 2000 as 411 Place.com Inc. On February 28, 2001, the Company changed it's name to Artescope, Inc. and on July 29, 2002 changed its name to GlobeTrac Inc. The Company’s principal executive offices are headquartered in the United Kingdom. On August 27, 2002 the Company acquired 100% of the shares of Global Axxess Corporation Limited (“Global Axxess”), a company incorporated in Ireland. Global Axxess owns 100% of the issued and outstanding shares of Globetrac Limited, a company incorporated in the United Kingdom. The Company is in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe.

  On May 6, 2002, all of the directors and officers of the Company resigned and a new director and officer was appointed.

  On August 27, 2002, all of the directors of Global Axxess, and its wholly owned subsidiary Globetrac Limited, resigned and two new directors were appointed.

  Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and the consolidated accounts of its subsidiary. All significant intercompany balances and transactions have been eliminated.

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

  Cash Equivalents

  For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2003 and 2002, the Company had no cash equivalents.

  Accounts Receivable

  Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts.

  Inventory

  Inventory is stated at the lower of cost (first-in, first-out) or market value. Market value represents the lower of replacement cost or estimated net realizable value.

  Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company places its cash with various major financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. The Companies trade accounts receivable are primarily from transportation customers located throughout Europe. The Company routinely assesses the financial strength of its customers and as a consequence, concentrations of credit risk are limited.

Page - 45

  GLOBETRAC INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DECEMBER 31, 2003 AND 2002

  NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

  Goodwill and Other Intangible Assets

  The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill and indefinite life intangible assets amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles with finite lives, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Adoption of the non-amortization provisions of SFAS 142 had no effect on the Companies consolidated financial statements at December 31, 2003 and resulted in the Company recording a charge for impairment of goodwill of $174,828 in the consolidated statements of operations at December 31, 2002.

  Revenue Recognition

  Revenue is recognized when the product is shipped to a reseller or end-user or when installation of the wireless tracking and telematics equipment has been completed; price is fixed or determinable and collectability is reasonably assured.

  Fair Value of Financial Instruments

  The carrying values reflected in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities and convertible debt approximate their fair values because of the short maturity of these instruments.

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

  Long–Lived Assets

  Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires the recognition of an impairment loss on long-lived assets if the carrying amount exceeds its fair value, as determined using undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company accounts for its long-lived assets as prescribed by SFAS 144 and no impairment losses have been recorded for the years ended December 31, 2003 and 2002.

Page - 46

  GLOBETRAC INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DECEMBER 31, 2003 AND 2002

  NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

   Advertising Costs

  In November 2001, the Emerging Issues Task Force (EITF) released its consensus on Issue 00-14, “Accounting for Certain Sales Incentives” and Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. These consensuses provided guidance on the classification of expenses related to customer rebate, sales discounts and cooperative advertising programs. The adoption of these consensuses by the Company did not result in any reclassification of expense or net sales. Sales incentives provided take the form of sales discounts generally treated as a cost of sales. Costs incurred for advertising include telemarketing, brochures and direct mailing and other advertising costs. These costs are expensed as incurred and are included in selling expenses.

  Advertising expenses, as described above, amounted to $96,839 and $109,704 for the years ended December 31, 2003 and 2002.

  Stock-Based Compensation

  In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of SFAS No. 123”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company adopted the annual disclosure provision of SFAS No. 148 in its financial reports for the fiscal year ended December 31, 2003 and has adopted the interim disclosure provisions for financial reports for quarterly reporting. The adoption of this standard did not have a material impact on the Company’s results of operations, financial position or liquidity for the fiscal year ended December 31, 2003.

  Basic and Diluted Net Loss Per Common Share

  Pursuant to its subsequent incorporation on March 2, 2000, the Company adopted the provisions of SFAS No. 128 “Earnings Per Share” which provides for the calculation of basic and diluted earnings/loss per share. Basic loss per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares during the year. Diluted earnings per share reflect the potential dilution of securities that could occur if securities or other contracts (such as convertible debt, stock options and warrants) to issue common stock were exercised or converted into common stock. The Company had no outstanding options December 31, 2003 or 2002 and the convertible debt has no specific date for conversion and the Company is not sure if or when it will be converted. The Company has 1,150,000 warrants outstanding or subscribed which had no effect on diluted loss per share because the Company is in a loss position the warrants are antidilutive.

  Segment Reporting

  The Company is centrally managed and operates in one business segment: selling, marketing, distributing and installing global wireless tracking and telematics equipment.

  Foreign Currency

  The financial statements of the Company’s English and Irish  subsidiaries are measured using the British Pound and the Euro as the functional currencies. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in consolidated net income.

Page - 47

  GLOBETRAC INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DECEMBER 31, 2003 AND 2002

  NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

   Comprehensive Income

  Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the current period represents foreign currency translation items associated with the Company’s English and Irish operations.

  New Accounting Pronouncements

  In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is “planned”. The Company adopted the provisions of SFAS No. 146 for exit or disposal activities that were initiated after December 31, 2002. The adoption of this standard did not have a material impact on the Company’s results of operations, financial position or liquidity for the fiscal year ended December 31, 2003.

  In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specific guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation were effective for financial statements of interim and annual periods ending after December 15, 2002. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations for the year ended December 31, 2003.

  In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management believes that the adoption of Fin 46 will not have a material effect on the Company’s financial position or results of operations.

  In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The adoption of SFAS 149 is not expected to have a material effect on the Company’s financial condition or results of operations.

  In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial condition or results of operations.

Page - 48

  GLOBETRAC INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DECEMBER 31, 2003 AND 2002

  NOTE 2 – ACQUISITION OF BUSINESS

   The acquisition of Global Axxess during the year ended December 31, 2002 was accounted for by the purchase method of accounting and accordingly, the operating results were included in the Company’s consolidated results of operations from August 27, 2002, the date of acquisition. The excess of the consideration given over the fair value of net assets acquired of $174,828 was recorded on the statement of operations as a charge for impairment of goodwill at December 31, 2002.

  The components of the purchase price and allocation are as follows:

  Consideration and acquisition cost:
  Cash paid for shares                 $     1
  Allocation of purchase price:
  Current assets                     $    99,627
     Current liabilities assumed                              (274,454)
  Charge for impairment of Goodwill             174,828
                       $    1

  Pro forma operating results for the Company, assuming the acquisition of Global Axxess occurred on December 31, 2001, were not included, as the effect was not considered material to the Company’s consolidated financial statements.

  NOTE 3 – CONVERTIBLE NOTES PAYABLE

  At December 31, 2003, the Company had a note payable in the amount of $162,149. This note is unsecured, bears interest at 8%, is payable on demand and at the option of the Company is convertible into common shares of the Company at $0.50 per share. At December 31, 2002, the Company had a note payable in the amount of $148,000, plus accrued interest of $2,309. This note was unsecured, bore interest at 8%, with $75,000 due February 8, 2004 and $73,000 due March 5, 2004 and at the option of the Company the note was convertible into common shares of the Company at $0.50 per share.

  At December 31, 2003, the Company has notes payable totalling $511,655. These notes are unsecured, bear interest at 8% are payable on demand and at the option of the Company are convertible into common shares of the Company at $0.50 per share. At December 31, 2002 the Company had notes payable totalling $459,288, plus accrued interest of $15,966. These notes were unsecured, bore interest at 8% and were due at various dates between August 17, 2003 and March 14, 2004 and at the option of the Company the notes were convertible into common shares of the Company at $0.50 per share.

  At December 31, 2003, the Company had advances payable of $380,649, these advances bear no interest, are unsecured and have no specific terms of repayment. At December 31, 2002 the Company had no advances payable.

  NOTE 4 – DUE TO RELATED PARTIES

  At December 31, 2003 and 2002, the Company was indebted to a company sharing a common officer with the Company in the amounts of $4,755 and $40,533. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During 2003 and 2002, this same related company provided administrative and corporate communication services to the Company amounting to $160,000 and $60,000, respectively.

  At December 31, 2003, the Company was indebted to a company controlled by an officer of the Company in the amount of $20,171. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the year ended December 31, 2003, this same company provided administrative fees to the Company amounting to $80,000.

  At December 31, 2003, the Company was indebted to a company sharing a common director in the amount of $13,173. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

  At December 31, 2003, the Company was indebted to a company controlled by an officer of the Company in the amount of $7,946. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During 2003, this related party provided consulting services to the Company amounting to $41,956.

Page - 49

  GLOBETRAC INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DECEMBER 31, 2003 AND 2002

  NOTE 4 – DUE TO RELATED PARTIES, Continued

   At both December 31, 2003 and 2002, the Company had a note payable to a director of the Company in the amount of $500,000, plus accrued interest of $54,795 and $4,795. This note is unsecured, bears interest at 10% and is due November 27, 2004.

  At December 31, 2003 and 2002, the Company had paid or has payable $388,256 and $92,415 to directors and officers of the Company.

  NOTE 5 – COMMITMENT AND CONTINGENCIES

   During the year the Company has been focusing on effectuating and implementing its business plan which includes building product recognition, gaining market share, meeting customer expectations, tailoring products to meet customer specifications, following up and ensuring customer satisfaction. As such, the Company has accumulated a deficit of $2,599,335 to date and additional financing will be required by the Company to fund its sales and marketing program and to support operations. Management plans to mitigate its losses in future years by increasing sales and reducing certain operating expenses that were associated with changes in management, technical problems with the tracking units and tailoring the products to meet customer specifications, expectations and demands. However, there is no assurance that the Company will be able to obtain additional financing. There is no assurance that they will be able to build product recognition, gain market share, meet customer expectations, tailor products to meet customer specifications, follow up or ensure customer satisfaction. Furthermore there is no assurance that the Company will be able to keep up with rapid technological changes, changing customer needs and evolving industry standards and that the Company will be able to grow their market share or introduce new products and services on a continual and timely basis. There is also no assurance that the Company will be able to increase sales and reduce certain operating expenses associated with; changes in management, technical problems with the tracking units and tailoring the products to meet customer specifications, expectations and demands. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

  NOTE 6 – COMMON STOCK

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

  On August 8, 2003, the directors of the Company approved a private placement for up to 1 million units at $1 per unit, under Regulation S of the United States Securities Act of 1933. Each unit consists of one restricted common share of the Company and one non-transferable share purchase warrant. Each warrant entitles the subscriber to purchase one additional restricted common share of the Company at a price of $1.10 per share. On November 25, 2003, the directors of the Company approved an increase in the private placement to 2 million units.

  On August 22, 2003, the Company entered into two Regulation S private placement agreements whereby the Company agreed to issue 750,000 restricted units at $1 per unit, consisting of 750,000 restricted common shares and one share purchase warrant exercisable by the holder at $1.10 per share for up to 750,000 restricted common shares of the Company, until August 26, 2005.

  On October 1, 2003, the Company entered into a Regulation S private placement agreement whereby the Company agreed to issue 150,000 restricted units at $1 per unit, consisting of 150,000 restricted common shares and one share purchase warrant exercisable by the holder at $1.10 per share for up to 150,000 restricted common shares of the Company, until October 7, 2005.

  On November 21, 2003, the Company entered into two Regulation S subscription agreements whereby the Company agreed to issue 250,000 restricted units at $1 per unit, consisting of 250,000 restricted common shares and one share purchase warrant exercisable by the subscriber at $1.10 per share for up to 150,000 and 100,000 restricted common shares of the Company, until November 28, 2005 and December 1, 2005.

Page - 50

  GLOBETRAC INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DECEMBER 31, 2003 AND 2002

  NOTE 7 – DEPENDENCE ON KEY SUPPLIER

   On June 19, 2002, the Company’s wholly owned subsidiary entered into a two year master distribution agreement with the manufacturer and supplier of a wireless vehicle tracking, communications and telematics system, whereby the Company has the rights to market and distribute the telematics hardware and software products throughout Europe. By letter agreement dated June 4, 2003, the master distribution agreement was extended to October 15, 2006 and the Company purchase requirements changed to ordering a minimum of 1,000 units before September 15, 2003 and ordering a minimum of 6,000 units by October 15, 2004, the minimum ordering requirements subsequent to October 15, 2004 have not been determined. Due to the uniqueness of the telematics equipment, the Company is dependent on this supplier, thus failure to obtain product or meet the unit minimum purchase requirements may have an adverse financial effect on the Company. At December 31, 2003, the Company had not met their minimum purchase requirements. (Note 9)

  NOTE 8 – INCOME TAXES

   As of December 31, 2003 and 2002, deferred tax assets consist of the following:

	2003	2002

Federal loss carryforwards	$418,000	$128,000
State loss carryforwards	37,000	11,000
Foreign loss carryforwards	270,000	88,000

Less: Valuation allowance	(725,000)	(227,000)

	$-	$-

  At December 31, 2003 and 2002, the Company had a net operating loss carryforward (“NOL”) of approximately $2,580,000 and $820,000 for federal, state and foreign tax purposes.

  At December 31, 2003 and 2002 the Company had a deferred tax asset of approximately $725,000 and $227,000 that primarily relates to net operating losses. A 100% valuation allowance has been established, as management believes it is more likely than not that the deferred tax assets will not be realized.

  The federal and state NOL’s expire through December 31, 2023 and December 31, 2013.

  The Company’s valuation allowance increased during 2003 and 2002 by $498,000 and $215,000.

  NOL’s incurred prior to May 6, 2002 are subject to an annual limitation due to the ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused annual limitations may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.

  NOTE 9 – SUBSEQUENT EVENT

   On March 8, 2004, the Company entered into a letter agreement with the supplier of their wireless vehicle tracking products whereby the supplier agreed to allow the Company to delay meeting their minimum purchase requirements until May 1, 2004, in exchange for giving up their exclusive rights to sell their products in the following countries in Europe; Belarus, Bulgaria, Cyprus, Estonia, Finland, Iceland, Latvia, Lithuania, Malta, Moldavia, Russia, Romania, Turkey and the Ukraine.

Page - 51

  EXHIBIT 10.3

Page - 52

  June 4th, 2003

  GlobeTrac Limited
  Wyvols Court, Old Basingstoke Road
  Swallowfield, Reading, Berks
  RG7 1WY United Kingdom
  +44 (0) 1189880333

  Jim Pratt

  Reference: MDA agreement of June 5th, 2002 or there abouts.

  Dear Jim,

  Thank you for your comments on our offer to extend your MDA. I am glad we have agreement on how to proceed and have amended and edited the offer based on your remarks and re-offer this for your signed agreement by June 5th, 2003. In lieu of which we will assume you do not wish to rectify the breech of Globetrac’s MDA. Recent sales activity in the UK, progress on technical issues and response to your recent news letter are all sure indicators that we will both be successful in this market.

  1.WebTech Wireless will extend the validity of the MDA and its exclusive rights to distribute the products and services as listed in the MDA by agreeing to further delay the minimum order schedule. The January 30th , 2003 order will be slipped until July 15th, 2003 at which time GlobeTrac will resume placing the minimum orders as covered in the MDA. By September 15, 2003 as per the MDA agreement the minimum monthly orders will have been meet for the first year’s agreement.

    WebTech Wireless will extend the exclusive MDA for an additional term of three years from October 15th, 2003 based if there is mutual agreement on minimum orders as follows:
      Year 2 (Oct. 15th , 2003/2004): 6,000 units ramping up linearly from 100 units/month
      Year 3 (Oct 15th, 2003/2005): tbd units
      Year 4 (Oct 15th, 2006/2007): tbd units

Page - 53

    3.WebTech Wireless has used best efforts to ensure that GlobeTrac was able to demonstrate by May 15th with the following results as agreed by your technical team:

      Text messaging on WMT messaging terminal (done)
      Voice operation on Locator with voice option (done)
      Signature capture (done)
      Data forms upload (done)
      Refrigerated truck temperature monitoring (Terminator kit sent 03/05/26, delayed by lack of purchase order, application note sent 03/04/24).

    4.If GlobeTrac does not place purchase orders as per item 1 of this agreement then both parties agree that the exclusive aspect for the territories listed in the MDA expire as of that date without liability to either party. This condition applies irrespective of the reasons behind GlobeTrac’s decision to not place the order whether because economic conditions, network operator issues, WebTech Wireless products or services or any other cause provided that no catastrophic product or service failure occur.

    GlobeTrac Limited           WebTech Wireless International Inc.

    /s/ Jim Pratt                 /s/ Gordon Becker
    ______________________                __________________________
    Signature                                                  Signature

    James Pratt President & CEO       Gordon Becker COO

    _______________________          _________________________
       Witness signature               Witness signature

    ___________________________       _________________________
    Witness name                    Witness name

Page - 54

  EXHIBIT 10.4

Page - 55

  March 8th, 2004

  Jim Pratt
  GlobeTrac Limited

  Reference: MDA agreement of June 19th, 2002 or there abouts.

  It is very encouraging to see that GlobeTrac is now starting to build its portal business as well as the hardware OEM business. However since GlobeTrac has failed since December 2003 to meet the minimum purchase agreements WebTech Wireless needs to amend the MDA , as discussed with you, to ensure its continued validity as follows:

  a.WebTech Wireless will extend the validity of the MDA and its exclusive rights to distribute the products and services as listed in the MDA by agreeing to further delay the minimum order schedule. This will be reviewed May 1st, 2004.

  b.The territories originally listed in schedule B will be restricted with non-exclusive rights for these countries:

Belarus	Lithuania
Bulgaria	Malta
Cyprus	Moldavia
Estonia	Russia
Finland	Romania
Iceland	Turkey
Latvia	Ukraine

  c.GlobeTrac acknowledges these amendments to the MDA without any liability to WebTech what so ever.

  GlobeTrac Limited           WebTech Wireless International Inc.

  /s/ Jim Pratt                   /s/ Gordon Becker
  ______________________         __________________________
  Signature Signature

  James Pratt President & CEO       Gordon Becker COO

Page - 56