Form 10QSB
period 2004-03-31
GLOBETRAC INC
filed 2004-05-17
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2004

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

Wyvols Court, Old Basingstoke Road, Swallowfield, Reading, Berkshire, United Kingdom, RG7 1WY (Address of principal executive offices)

44-118-988-0233 (Issuer’s telephone number)

42 Brook Street, London, W1K 5DB, United Kingdom (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 14, 2004

Common Stock - $0.001 par value	21,940,000

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

GLOBETRAC INC.

CONSOLIDATED FINANCIAL STATEMENTS

As at March 31, 2004 and December 31, 2003 and
for the three month periods ended March 31, 2004 and 2003
(Unaudited)

Page - 2

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Page - 3

GLOBETRAC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2004	2003

ASSETS
CURRENT ASSETS

Cash	$49,586	$8,810
Accounts receivable,
Net of allowance for doubtful accounts of $31,424 and $30,396	377,787	62,756
Inventory	204,340	378,713
Prepaids	18,420	19,145

	650,133	469,424

Fixed assets,
Net of $4,242 and $3,443 accumulated depreciation	8,537	7,127

TOTAL ASSETS	$658,670	$476,551

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$181,830	$149,418
Convertible debt payable on demand	687,216	673,805
Due to related parties	226,978	160,003
Note payable to related party	500,000	500,000

	1,596,024	1,483,226

Advances payable	737,410	380,649

	2,333,434	1,863,875

Commitment and Contingencies

STOCKHOLDERS' DEFICIT

Share capital
Authorized
200,000,000 common shares, $0.001 par value
5,000,000 preferred shares, $0.001 par value
Issued and outstanding or subscribed:
22,190,000 common shares	22,190	22,190
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(2,886,815)	(2,599,335)
Other comprehensive income:
Foreign currency translation adjustment	22,776	22,736

Total Stockholders' Deficit	(1,674,764)	(1,387,324)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$658,670	$476,551

The accompanying notes are an integral part of these financial statements

Page - 4

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2004	2003

REVENUE

Sales	$502,236	$75,445

Cost of Goods Sold	318,942	49,607

Gross Profit	183,294	25,838

OPERATING EXPENSES

Administrative expenses	420,504	318,686
Selling expenses	28,513	47,543

Total Operating Expenses	449,017	366,229

Loss from operations before other items	(265,723)	(340,391)

OTHER ITEMS

Foreign exchange gain (loss)	4,690	-
Interest expense	(26,447)	(23,956)

NET LOSS FOR THE PERIOD	$(287,480)	$(364,347)

BASIC AND DILUTED
LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE
SHARES OUTSTANDING	22,190,000	21,040,000

The accompanying notes are an integral part of these financial statements

Page - 5

GLOBETRAC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
UNAUDITED

				Common Stock
	Common Stock Issued			Subscribed
							Accumulated
			Additional				Other
	Number of		Paid-in	Number of		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Total

Balance, April 1, 2002	6,210,000	$ 6,210	$ 33,065	-	$ -	$ (35,693)	$ -	$ 3,582

Issuance of three for one common stock
dividend, May 27, 2002	18,630,000	18,630	(18,630)	-	-	-	-	-

Common shares cancelled, June 21, 2002	(3,800,000)	(3,800)	3,800	-	-	-	-	-

Net loss for the nine month period ended
December 31, 2002	-	-	-	-	-	(790,944)	-	(790,944)

Foreign currency translation adjustments	-	-	-	-	-	-	9,941	9,941

Balance, December 31, 2002	21,040,000	21,040	18,235	-	-	(826,637)	9,941	(777,421)

Net loss for the three month period
ended March 31, 2003	-	-	-	-	-	(364,347)	-	(364,347)

Foreign currency translation adjustments	-	-	-	-	-	-	(4,282)	(4,282)

Balance, March 31, 2003	21,040,000	21,040	18,235	-	-	(1,190,984)	5,659	(1,146,050)

Reg S, Private Placement, shares issued
for cash, November 24, 2003	900,000	900	899,100	-	-	-	-	900,000

Common stock subscribed,
November 21, 2003	-	-	-	250,000	250,000	-	-	250,000
-
Net loss for nine month period ended								-
December 31, 2003	-	-	-	-	-	(1,408,351)		(1,408,351)
-
Foreign currency translation adjustments	-	-	-	-	-	-	17,077	17,077

Balance, December 31, 2003	21,940,000	21,940	917,335	250,000	250,000	(2,599,335)	22,736	(1,387,324)

Net loss for the three month period ended	-	-	-	-	-	(287,480)	-	(287,480)
March 31, 2004	-

Foreign currency translation adjustments	-	-	-	-	-	-	40	40

Balance, March 31, 2004	21,940,000	$ 21,940	$ 917,335	250,000	$ 250,000	$(2,886,815)	$ 22,776	$ (1,674,764)

The accompanying notes are an integral part of these financial statements

Page - 6

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended
	March 31, 2004	March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(287,480)	$(364,347)

Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	799	306

Change in operating assets and liabilities:
(Increase) in accounts receivable	(315,031)	(2,593)
Decrease (Increase) in inventory	174,373	(41,100)
Decrease in prepaids	725	83,332
Increase in accounts payable and accrued liabilities	32,412	21,592
Increase in accrued interest payable to related party	12,431	12,328
Increase in accounts payable to related parties	54,544	34,234
Increase in accrued interest payable on convertible debt	13,411	11,643

NET CASH USED IN OPERATING ACTIVITIES	(313,816)	(244,605)

NET CASH PROVIDED BY FINANCING ACTIVITIES

Increase in advances payable	356,761	80,053

NET CASH USED IN INVESTING ACTIVITIES

Purchase of fixed assets	(2,209)	-

Effect of exchange rate changes on cash	40	(4,282)

INCREASE (DECREASE) IN CASH	40,776	(168,834)

CASH, BEGINNING OF PERIOD	8,810	210,229

CASH, END OF PERIOD	$49,586	$41,395

Supplemental disclosure of cash flow information:

Interest paid on debt	$26,447	$23,956

The accompanying notes are an integral part of these financial statements

Page - 7

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2004

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

GlobeTrac Inc. (the “Company”) is in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment. The Company was incorporated in the state of Delaware on March 2, 2000, and its principal executive offices are headquartered in London, England.

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003 included in the Company’s annual report on Form 10-KSB.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in the Company’s 2003 Annual Report. Additional significant accounting policies which affect the Company or which have been developed since December 31, 2003 are summarized below:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Global Axxess Corporation Limited (“Global Axxess”). Investment in Global Axxess is carried at cost and all intercompany balances and transactions have been eliminated.

Foreign Currency

The financial statements of the Company’s foreign subsidiary are measured using British Pounds and the Euro as the functional currencies. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. The resulting cumulative translation adjustments have been recorded as a separate component of stockholder’s equity. Foreign currency transaction gains and losses are included in consolidated net losses.

Comprehensive Income

The Company presents comprehensive income in its Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Income. Total comprehensive income includes, in addition to net loss, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into the separate section of stockholders’ deficit on the consolidated balance sheets.

Page - 8

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – CONVERTIBLE NOTES PAYABLE

At March 31, 2004 and December 31, 2003, the Company had a note payable in the amount of $162,149. At March 31, 2004 and December 31, 2003, $3,234 and $nil interest had been accrued on this note. This note is unsecured, bears interest at 8%, is payable on demand and at the option of the Company is convertible into common shares of the Company at $0.50 per share.

At March 31, 2004 and December 31, 2003, the Company had notes payable totalling $511,655. At March 31, 2004 and December 31, 2003, $10,177 and $nil interest had been accrued on these notes. These notes are unsecured, bear interest at 8% are payable on demand and at the option of the Company are convertible into common shares of the Company at $0.50 per share.

NOTE 4 – DUE TO RELATED PARTIES

At March 31, 2004 and December 31, 2003, the Company was indebted to a company sharing a common officer with the Company in the amount of $4,755. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the three month periods ended March 31, 2004 and 2003, this same related company was paid $nil and $60,000, for administrative and corporate communication fees.

At March 31, 2004 and December 31, 2003, the Company was indebted to a company controlled by an officer of the Company in the amount of $42,817 and $20,171. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the three month periods ended March 31, 2004 and 2003, this same company was paid $60,000 and $nil for administrative fees.

At March 31, 2004 and December 31, 2003, the Company was indebted to a company sharing a common director in the amounts of $14,807 and $13,173. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At March 31, 2004 and December 31, 2003, the Company was indebted to a company controlled by an officer of the Company in the amounts of $44 and $7,946. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the three month periods ended March 31, 2004 and 2003, this related party provided consulting services to the Company amounting to $25,247 and $nil.

At March 31, 2004 and December 31, 2003, the Company had paid or has payable $69,999 and $66,999 to directors and officers of the Company.

NOTE 5 – NOTE PAYABLE TO RELATED PARTY

At March 31, 2004 and December 31, 2003, the Company had a note payable to a director of the Company in the amount of $500,000, plus accrued interest of $67,226 and $54,795. This note is unsecured, bears interest at 10% and is due November 27, 2004.

NOTE 6 – ADVANCES PAYABLE

The advances payable bear no interest, are unsecured and have no fixed terms of repayment.

NOTE 7 – COMMON STOCK

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

NOTE 7 – COMMON STOCK, continued

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

NOTE 8 – DEPENDENCE ON KEY SUPPLIER

On June 19, 2002, the Company’s wholly owned subsidiary entered into a two year master distribution agreement with the manufacturer and supplier of a wireless vehicle tracking, communications and telematics system, whereby the Company has the rights to market and distribute the telematics hardware and software products throughout Europe. By letter agreement dated June 4, 2003, the master distribution agreement was extended to October 15, 2007 and the Company purchase requirements changed to ordering a minimum of 1,000 units before September 15, 2003 and ordering a minimum of 6,000 units by October 15, 2004, the minimum ordering requirements subsequent to October 15, 2004 have not been determined. Due to the uniqueness of the telematics equipment, the Company is dependent on this supplier, thus failure to obtain product or meet the unit minimum purchase requirements may have an adverse financial effect on the Company. On March 8, 2004, the Company entered into a letter agreement with the supplier of their wireless vehicle tracking products whereby the supplier agreed to allow the Company to delay meeting their minimum purchase requirements until May 1, 2004, in exchange for giving up their exclusive rights to sell their products in the following countries in Europe; Belarus, Bulgaria, Cyprus, Estonia, Finland, Iceland, Latvia, Lithuania, Malta, Moldavia, Russia, Romania, Turkey and the Ukraine. (Note 10)

Page - 10

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – COMMITMENT AND CONTINGENCIES

During the period the Company has been focusing on effectuating and implementing its business plan which includes building product recognition, gaining market share, meeting customer expectations, tailoring products to meet customer specifications, following up and ensuring customer satisfaction. As such, the Company has accumulated a deficit of $2,886,815 to date and additional financing will be required by the Company to fund its sales and marketing program and to support operations. Management plans to mitigate its losses in future years by increasing sales and reducing certain operating expenses that were associated with changes in management, technical problems with the tracking units and tailoring the products to meet customer specifications, expectations and demands. However, there is no assurance that the Company will be able to obtain additional financing. There is no assurance that they will be able to build product recognition, gain market share, meet customer expectations, tailor products to meet customer specifications, follow up or ensure customer satisfaction. Furthermore there is no assurance that the Company will be able to keep up with rapid technological changes, changing customer needs and evolving industry standards and that the Company will be able to grow their market share or introduce new products and services on a continual and timely basis. There is also no assurance that the Company will be able to increase sales and reduce certain operating expenses associated with; changes in management, technical problems with the tracking units and tailoring the products to meet customer specifications, expectations and demands. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

NOTE 10 – SUBSEQUENT EVENTS

On May 1, 2004, the Company had not met their minimum purchase requirements under their master distribution agreement. (Note 8)

Page - 11

Item 2. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF GLOBETRAC FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN.

Overview

GlobeTrac is in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment. The Company was incorporated in the state of Delaware on March 2, 2000 and its principal executive offices are headquartered in London, England.

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

During the first quarter of 2004, our sales improved dramatically however, it is not anticipated that even the current growth momentum will be sufficient to allow us to meet the minimum order requirements for some time to come. We are currently in discussions with WebTech regarding this issue. In hindsight we now realize that the order commitment for year two of our contract with WebTech was, an inappropriate target, given a) product problems encountered to date were far greater than ever anticipated, b) product modifications required to meet European requirements were significant, c) the fact that an integral part of the solution, (MapPoint mapping) is only available for 13 of the original 46 countries covered by the terms of the WebTech contract, d) product pricing reductions have not adequately met market demands and as a consequence margins have reduced and e) expectations that foreign language capabilities would be readily available have not been met by WebTech.

We offer an end-to-end platform of wireless and mobile services using a Global System for Mobile communications/General Packet Radio Service (“GSM/GPRS”) network that provides commercial fleets with affordable vehicle tracking, communications and telematics services delivered over the Internet and in a user-friendly format. Supported by the “WebTech suite of products” we will be able to provide a variety of wireless and mobile services that can be separated into four key areas:

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

Page - 12

With the WebTech suite of products, fleet managers can track their vehicles and ensure that their vehicles are operated efficiently, economically and safely, thus maximizing their customers’ satisfaction.

We began as a start-up business in the fall of 2002 and since inception we have been concentrating on training and building our sales team while ensuring that the entire WebTech suite of products sold meet or exceed customer expectations. We are a new age, high tech company and as such have been directing our efforts towards gaining brand recognition and increasing our market share through direct and indirect marketing and advertising in the form of; outside sales staff, brochures, telemarketing and direct mailings. Our marketing has been directed towards companies with commercial fleets. Our sales and marketing program is proving the correct model and continues to result in increased sales. In fact our revenue result for the first quarter of 2004 has surpassed the entire revenue result for the whole of 2003 by 10%. However, we need to concentrate more on increasing the deployment of the Quadrant portal thereby increasing the monthly recurring income element of our business. While our end user activities continue we are progressively appointing new resellers throughout Europe. We now have representation in UK, France, Spain, Italy, Norway, Sweden and are in discussion with resellers in Austria, Switzerland, Netherlands, Belgium and Portugal. To a great extent, growth and further development in Europe is very dependent on support from our supplier WebTech as applications & solutions development, product enhancement, customization & integration and product marketability including pricing rests with them.

During the course of the first quarter of 2004:

a)    We still encountered major support problems with the L2000 model to the extent that we have requested some considerations from WebTech for problems encountered with this model.

b)    Product pricing pressure continued to increase as some competitors at the lower end of the market attempt to customize similar products. We have fed back to WebTech our market research data and have indicted our pricing requirements for the European market to remain competitive and are awaiting a response.

c)    It has become very apparent that foreign language capabilities are almost mandatory if we are to significantly penetrate the European market. To that end WebTech are working on making the portal available in French, Italian, German, Spanish to be followed by Dutch.

d)    Technical support from WebTech remained a significant issue causing a serious drain on our technical resources and slowing down of proactive applications development and customization. This issue is being addressed with WebTech who have expressed a willingness to improve this area.

e)    Growth in our network of resellers continues but is slower than desired due to our inability to offer sufficient margin.

f)      Interest in the subject of AVL and Telematics increased significantly during the first quarter as a result of two major events – the 3GSM World Congress in Cannes, France in February and CEBIT, the world’s largest electronics fair in Hanover, Germany in March. AVL and Telematics companies were on display and many conference streams covered the subject. A general feeling has prevailed for some time that our industry will only ever really take off when the Wireless Telecommunication Network Operators become interested in the subject. It appears that this is now happening.

g)    GlobeTrac’s brand name continues to grow and unsolicited enquiries are increasing.

h)    Our research and investigation into the pending EU mandatory introduction of Digital Tachograph’s in vehicles over 3.5 tones in weight continues. However, the EU bureaucracy makes it difficult to know which standard is eventually going to be approved. Similarly the German toll collect system is still delayed because of design restrictions. We believe all of these new legislated products will have a positive impact on our business albeit until we know the outcome it’s hard to say.

During the period ending March 31, 2004, we have been focusing on effectuating and implementing our business plan that includes building product recognition, gaining market share, meeting customer expectations, tailoring products to meet customer specifications, following up and ensuring customer satisfaction, and staying on the leading edge of technology. As such, we have accumulated a deficit of approximately $2.9 million to date and will require additional financing to continue implementing our business plan. We plan to mitigate our losses in future years by increasing sales and reducing certain operating expenses that were associated with changes in management, technical problems with the tracking units, and tailoring our products to meet customer specifications, expectations and demands. However, there is no assurance that we will be able to obtain additional financing. There is no assurance that we will be able to build product recognition, gain market share, meet customer expectations, tailor products to meet customer specifications, follow up and ensure customer satisfaction, or stay on the leading edge of technology. Furthermore there is no assurance that we will be able to keep up with rapid technological changes, changing customer needs and evolving industry standards or that we will be able to grow our market share or introduce new products and services on a continual and timely basis. There is also no assurance that we will be able to increase sales and reduce certain operating expenses associated with; changes in management, technical problems with the tracking units, and tailoring the products to meet customer specifications, expectations and demands. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Page - 13

Results of Operations

Revenues

Revenue increased by $426,791 or 566% from $75,445 for the three month period ended March 31, 2003 to $502,236 for the three month period ended March 31, 2004. In fact the revenue result in the first quarter of 2004 surpassed the entire 2003 total result by 10%. The increase in revenue was caused by our sales and marketing programs aimed at gaining market share through brand recognition in the wireless tracking industry. We plan to continue implementing our business plan throughout the remainder of 2004 by changing our market focus from selling our products to end-users and concentrating our efforts on selling to resellers. By concentrating on resellers we expect to get more products into the market allowing our wireless tracking devices to more quickly gain market recognition and in turn greater market acceptance.

Revenue increased by $74,815 from $630 for the three month period ended March 31, 2002 to $75,445 for the three month period ended March 31, 2003. The increase in revenue was caused by the changes in management and business direction. All of the revenue earned during the period ended March 31, 2002 and $Nil of the revenue earned in the period ended March 31, 2003, came from the digital graphic design business and $75,445 of the revenue earned in the period ended March 31, 2003, came from sales and installation of the global wireless tracking and telematics equipment. We expect to generate additional revenues by expanding our sales and marketing program, training and building our sales team and ensuring all of our products meet or exceed customer expectations.

Cost of Sales

Cost of sales increased by $269,335 or 543% from $49,607 for the three month period ended March 31, 2003 to $318,942 for the three month period ended March 31, 2004. The increase was due to an increase in sales during the year. Our gross margin increased $157,456 or 609% from $25,838 for the three month period ended March 31, 2003 to $183,294 for the three month period March 31, 2004. As a percentage of revenue, our gross margin was 36% for the three month period ended March 31, 2004. During 2004, we expect to maintain or exceed our gross margin of 36% due to higher margins on the next generation of wireless tracking units, due to be launched in June 2004. However, much depends of receiving better pricing breaks from WebTech, which at this stage is not guaranteed.

Cost of sales increased by 100 % or $49,607 for the three month period ended March 31, 2003 as compared to the three month period ended March 31, 2002 when there were no costs associated with sales. The reason for the increase was due to the changes in management and business direction. As a percentage of revenue, the gross margin decreased from 100% in the period ended March 31, 2002 to 34% during the period ended March 31, 2003 due to changing from the digital graphic design business to the wireless tracking and telematics business. We expect cost of sales to decrease as a percentage of sales and gross margin to increase as revenues increase.

Operating Expenses

Operating expenses increased by $82,790 or 23% from $366,228 for the three month period ended March 31, 2003 to $449,018 for the three month period ended March 31, 2004. The increase was primarily due to increases of $16,744 in professional fees, $14,369 in office expenses, $3,000 in management fees, $14,614 in rent, $3,202 in telephone, and $122,578 in wages offset by decreases of $43,871 in consulting fees, $29,959 in installation expenses, marketing and advertising of $7,343 and $11,687 in travel. The increase in operating costs was primarily caused by hiring of sales and marketing people. We expect operating costs to increase due to the hiring of additional sales staff, advertising, marketing and business development costs.

Page - 14

Operating expenses increased for the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002 by $363,953, primarily due to increases of $67,098 in professional fees, $100,005 in consulting fees, $10,565 in office expenses, $399 in interest and bank charges, $306 in depreciation, $41,397 in installation expenses, $66,999 in management fees, $11,653 in rent, $6,571 in telephone expenses, $14,044 in wages, $22,840 in marketing and advertising and $24,703 in travel and entertainment, offset by an increase of $2,627 in foreign exchange transaction gains. The increase in operating costs was caused by a change in management, a change in business direction and a new sales and marketing program. We expect future operating expenses to increase due to continued expansion of our sales and marketing program and we expect that future operating expenses associated with the change in business direction to decrease.

Deferred Tax Assets

We had deferred tax assets of approximately $800,000 and $160,000 at March 31, 2004 and 2003. We have established a valuation allowance equal to the full amount of the deferred tax assets because our ability to use these losses is uncertain.

Interest Expense

Interest expense increased by $2,491 or 10% from $23,956 at March 31, 2003 to $26,447 at March 31, 2004 primarily due to interest on convertible notes payable. Interest expense will increase during 2004 if we receive more funding through promissory notes, however it may decrease if any of the debt is repaid or if the convertible debt is converted to common stock of GlobeTrac.

Interest expense increased from March 31, 2002 as compared to March 31, 2003 by $23,956 or 100% primarily due to interest on convertible notes payable and the note due to a related party.

Liquidity and Capital Resources

We had cash of $49,586 and a working capital deficit of $945,891 at March 31, 2004. During the three month period ended March 31, 2004, we used $313,816 in cash for operating activities, primarily due to an operating loss of $287,480, an increase in accounts receivable of $315,031, offset by depreciation of $799, a decrease in inventory of $174,373, a decrease in prepaid expenses of $725, an increase in accounts payable and accrued liabilities of $32,412, an increase in accrued interest and accounts payable to related parties of $66,975 and an increase in accrued interest payable on convertible debt of $13,411. Cash used in operations of $313,816 was financed by an increase in advances payable of $356,761 as well the effect of exchange rate changes on cash of $40 and an equipment purchase of $3,008. An increase in working capital of $67,911 was due to an increase in current assets of $180,709 offset by an increase in current liabilities of $112,798. We have accumulated a deficit of $2,886,815 since inception and have a stockholders’ deficiency of $1,674,764. We have no contingencies or long-term commitments except for the agreement with WebTech Wireless Inc.

We had cash of $41,395 and a working capital deficit of $569,672 at March 31, 2003. During the three month period ended March 31, 2003, we used $244,605 in cash for operating activities, primarily for an operating loss of $364,347, an increase in accounts receivable of $2,593 and an increase in inventory of $41,100, offset by a decrease in prepaid expenses of $83,332, depreciation of $306, an increase in accounts payable and accrued liabilities of $21,592, accounts payable and accrued interest payable to related parties of $46,562 and accrued interest on convertible debt of $11,643. Cash used in operations of $244,605 was financed by an increase in advances of $80,053, offset by the effects of exchange rate changes on cash of $4,282. A decrease in working capital of $642,517 was due to a decrease in current assets of $208,473 offset by an increase in current liabilities of $434,044. We have accumulated a deficit of $1,190,984 since inception and have a stockholders deficiency of $1,146,050. We have no contingencies or long-term commitments except for the agreement with WebTech Wireless Inc.

 Plan of Operation for the Next Twelve Months

As a high tech company we need to continually (1) work out technical difficulties, (2) improve the product, (3) tailor the product to customer needs, (4) grow brand recognition, and (5) grow its market share. Over the next 12 months, we expect to have continual and consistent growth. However, in order to implement our business plan, we expect that during 2004 our operating costs will more than offset our gross profit.

Page - 15

We anticipate funding our working capital needs for the next 12 months through an increase in sales, the equity capital markets, private advances and loans. Although the foregoing actions are expected to cover our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, no assurance can be given that we will be able to raise sufficient cash to meet these cash requirements.

We plan to improve cash flow and operating results by selling the WebTech suite of products, raising additional capital through private placements of stock, private advances, and loans.

We are not currently conducting any research and development activities other than the development of our website and the development of customer applications and solutions. Such activities will continue into the future as they are an integral part of normal business growth in this industry. As we expand our customer base and product lines, we will need to hire additional employees, agents, distributors or independent contractors as well as purchase or lease additional equipment.

Critical Accounting Policies

GlobeTrac’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumption that affect the reported amounts of assets, liabilities, revenue and expenses. The following paragraphs include a discussion of accounting policies critical to GlobeTrac:

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

Foreign Currency

The financial statements of the Company’s English and Irish subsidiaries are measured using the British Pound and Euro as the functional currencies. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in consolidated net income.

Comprehensive Income

Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the current period represents foreign currency translation items associated with the Company’s English and Irish operations.
Contractual Obligations

The following table provides a summary of GlobeTrac’s debt obligation as of March 31, 2004. This table excludes obligations under the master distributorship agreement because commitments under that agreement have been waived until May 1, 2004 and GlobeTrac cannot predict what its commitments will be, if any, subsequent to May 1, 2004. At the date of writing these contractual commitments are still under negotiation with WebTech and it is still not known whether WebTech will try to enforce said commitments and thereby effectively remove our exclusivity for Europe by our resultant failure to do so or whether they will agree to forego or defer this commitment. GlobeTrac has not included repayments of notes payable because these notes are repayable on demand and GlobeTrac does not know when or if payment will be demanded. GlobeTrac has not included advances payable because these advances have no fixed terms of repayment and GlobeTrac cannot predict when they will repay them.

Page - 16

   Contractual Payment Due by Year
                     2004

Note Payable to Related Party                                  $567,000

Internal and External Sources of Liquidity

GlobeTrac has funded its operations principally from issuance and subscription for common stock and borrowings in the form of advances payable.

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

Forward-looking statements in this Form 10-QSB include statements regarding the following expectations:

  Not even the current growth momentum will be sufficient to allow us to meet the minimum order requirements for some time to come.
  The WebTech suite of products allows, fleet managers to track their vehicles and ensure that their vehicles are operated efficiently, economically and safely, thus maximizing their customers’ satisfaction.
  All of the WebTech suite of products sold will meet or exceed customer expectations.
  GlobeTrac will increase its market share through direct and indirect marketing and advertising.
  GlobeTrac’s sales and marketing program is proving the correct model and will continue to result in increased sales.
  GlobeTrac’s increasing the deployment of the Quadrant portal will increase its monthly recurring income.
  GlobeTrac will continue to appoint new resellers throughout Europe.
  GlobeTrac will continue to grow and develop in Europe due to the support of our supplier WebTech.
  GlobeTrac will receive some consideration from WebTech for problems encountered with the L2000.
  Product pricing pressures will continue to increase as the European market gets more competitive.
  WebTech will make the portal available in French, Italian, German, Spanish and Dutch in order significantly penetrate the European market.
  WebTech will improve their technical support which will reduce the serious drain on our technical resources and increase our proactive applications development and customization.
  Growth in our network of resellers will continue.
  EU legislation will make it mandatory to fit Digital Tachograph’s in vehicles over 3.5 tones in weight and this will have a positive impact on our business.
  Our industry will take off because the Wireless Telecommunication Network Operators have now become interested in AVL and Telematics.

Page - 17

  GlobeTrac’s brand name will continue to grow.
  Unsolicited enquiries will continue to increase.
  Germany ’s implementation of a toll collect system will have a positive impact on our business.
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
  GlobeTrac expects to maintain or exceed its gross margin of 36%.
  GlobeTrac’s next generation of wireless tracking units will be launched in June 2004.
  GlobeTrac’s margins will be higher on its next generation of wireless tracking units.
  Higher margins on the next generation of wireless tracking units will depend on receiving better pricing from WebTech.
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
  In order to implement GlobeTrac’s business plan during 2004 that it’s operating costs will more than offset its gross profit.
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

Page - 18

  GlobeTrac plans to conduct research and development in the future as they are an integral part of normal business growth in this industry.
  As GlobeTrac increases its customer base and product lines that GlobeTrac will need to hire additional employees, agents, distributors or independent contractors.
  As GlobeTrac expands its customer base and product lines GlobeTrac will need to purchase or lease additional equipment.
  Of GlobeTrac’s uncertainty of utilizing its deferred tax assets.
  That inflation will not have a material impact on future operations.
  GlobeTrac will be able to obtain pricing relief from WebTech.
  GlobeTrac will be able to renegotiate their minimum purchase requirements from WebTech.
  WebTech will try to enforce their minimum purchase commitments.
  WebTech will remove their exclusivity for Europe if we fail to meet our minimum purchase commitments.

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

GlobeTrac may, from time to time, make oral forward-looking statements. GlobeTrac strongly advises that the above paragraph and the risk factors described in this quarterly report and in GlobeTrac’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of GlobeTrac to materially differ from those in the oral forward-looking statements. GlobeTrac disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

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

Page - 19

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

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to GlobeTrac’s previously filed Form SB-2 and Form 10-KSB.

Exhibit	Description	Status
3.1	Articles of Incorporation filed as an Exhibit to GlobeTrac’s registration statement on Form SB-2 filed on August 2, 2001, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an Exhibit to GlobeTrac’s registration statement on Form SB-2 filed on August 2, 2001, and incorporated herein by reference.	Filed
3.3
Certificate of Amendment to Articles of Incorporation changing the Issuer’s name to GlobeTrac Inc. filed as an exhibit to GlobeTrac’s Form 10-KSB filed on April 15, 2003, and incorporated herein by reference.
Filed
10.1
Master Distributorship Agreement dated June 19, 2002 among WebTech Wireless International, WebTech Wireless Inc. and Global Axxess Corporation Limited filed as an attached exhibit to GlobeTrac’s Form 8-K (Current Report) filed on September 11, 2002, and incorporated herein by reference.
Filed
10.2
Loan Agreement dated November 27, 2002 between GlobeTrac Inc. and David Patriquin with attached promissory note dated November 27, 2002 filed as an exhibit to GlobeTrac’s Form 10-KSB filed on April 15, 2003, and incorporated herein by reference.
Filed
10.3
Amendment Letter Agreement dated June 4, 2003, between WebTech Wireless International Inc. and Globetrac Limited for the purpose of amending terms of the Master Distributorship Agreement filed as an exhibit to GlobeTrac’s Form 10-KSB filed on April 7, 2004, and incorporated herein by reference.
Filed

Page - 20

10.4
Amendment Letter Agreement dated March 8, 2004 between WebTech Wireless International Inc. and Globetrac Limited for the purpose of amending terms of the Master Distributorship Agreement filed as an exhibit to GlobeTrac’s Form 10-KSB filed on April 7, 2004, and incorporated herein by reference.
Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics filed as an exhibit to GlobeTrac’s Form 10-KSB filed on April 15, 2003, and incorporated herein by reference.	Filed

(b)   Reports on Form 8-K.

No reports were filed during the quarter of the fiscal year covered by this report.

Page - 21

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, GlobeTrac has caused this report to be signed on its behalf by the undersigned duly authorized person.

GLOBETRAC INC.

                   By:       /s/ Jim Pratt
       Name:    Jim Pratt
       Title:   Director and CEO
       Dated:   May 17, 2004

                   By:      /s/ John daCosta
       Name:    John daCosta
       Title:   CFO
       Dated:   May 17, 2004

Page - 22

Exhibit 31

Page - 23

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

Date: May 17, 2004

/s/ Jim Pratt
Jim Pratt
Chief Executive Officer

Page - 24

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

Date: May 17, 2004

/s/ John daCosta
John daCosta
Chief Financial Officer

Page - 25

Exhibit 32

Page - 26

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jim Pratt, President, Chief Executive Officer of GlobeTrac and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Jim Pratt
Jim Pratt
Chief Executive Officer
May 17, 2004

Page - 27

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John daCosta, Secretary, Treasurer, and Chief Financial Officer of GlobeTrac, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ John daCosta
John daCosta
Chief Financial Officer
May 17, 2004

Page - 28