Form 10QSB
period 2004-06-30
GLOBETRAC INC
filed 2004-08-16
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2004

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

42 Brook Street, London, W1K 5DB, United Kingdom (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at August 13, 2004

Common Stock - $0.001 par value	22,190,000

Transitional Small Business Disclosure Format (Check one): Yes [   ]    No [ X ]

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.
GLOBETRAC INC.

CONSOLIDATED FINANCIAL STATEMENTS

As at June 30, 2004 and December 31, 2003 and
for the three and six month periods ended June 30, 2004 and 2003
UNAUDITED

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

GLOBETRAC INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
	2004	2003

ASSETS
CURRENT ASSETS

Cash	$72,918	$8,810
Accounts receivable
Net of allowance for doubtful accounts of $31,414 and $30,396	305,093	62,756
Inventory	183,351	378,713
Prepaids	14,048	19,145

	575,410	469,424

Fixed assets
Net of $5,041 and $3,443 accumulated depreciation	7,738	7,127

TOTAL ASSETS	$583,148	$476,551

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$224,638	$149,418
Convertible notes payable on demand	1,551,572	673,805
Due to related parties	359,790	160,003
Note payable to related party	500,000	500,000

	2,636,000	1,483,226

Advances payable	2,175	380,649

	2,638,175	1,863,875

Commitment and Contingencies

STOCKHOLDERS' DEFICIT

Share capital
Authorized
200,000,000 common shares, $0.001 par value
5,000,000 preferred shares, $0.001 par value
Issued and outstanding:
22,190,000 common shares	22,190	22,190
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(3,261,975)	(2,599,335)
Other comprehensive income:
Foreign currency translation adjustment	17,673	22,736

Total Stockholders' Deficit	(2,055,027)	(1,387,324)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$583,148	$476,551

The accompanying notes are an integral part of these consolidated financial statements

Page - 3

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

REVENUE

Sales	$315,496	$57,180	$817,732	$132,625

Cost of Goods Sold	230,355	40,588	549,298	90,195

Gross Profit	85,141	16,592	268,434	42,430

OPERATING EXPENSES

Administrative expenses	381,380	398,426	801,884	717,112
Selling expenses	55,492	3,090	84,005	50,634

Total Operating Expenses	436,872	401,516	885,889	767,746

Loss from operations	(351,731)	(384,924)	(617,455)	(725,316)

OTHER EXPENSES

Foreign exchange transaction gains	1,810	-	6,501	-
Interest expense	(25,238)	(24,543)	(51,686)	(48,498)

Total Other Expenses	(23,428)	(24,543)	(45,185)	(48,498)

NET LOSS FOR THE PERIOD	$(375,159)	$(409,467)	$(662,640)	$(773,814)

BASIC AND DILUTED
LOSS PER SHARE	$(0.02)	$(0.02)	$(0.03)	$(0.04)

WEIGHTED AVERAGE
SHARES OUTSTANDING	22,190,000	21,040,000	22,190,000	21,040,000

The accompanying notes are an integral part of these consolidated financial statements

Page - 4

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
UNAUDITED

	Common Stock Issued
				Common Stock Subscribed
			Additional				Accumulated Other
	Number of		Paid-in	Number of		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Total

Balance, July 1, 2002	21,040,000	$ 21,040	$ 18,235	-	$ -	$ (48,638)	$ -	$ (9,363)
-
Net loss for the six month period ended								-
December 31, 2002	-	-	-	-	-	(777,999)	-	(777,999)
-
Foreign currency translation adjustments	-	-	-	-	-	-	9,941	9,941

Balance, December 31, 2002	21,040,000	21,040	18,235	-	-	(826,637)	9,941	(777,421)

Net loss for the six month period ended
June 30, 2003	-	-	-	-	-	(773,814)	-	(773,814)

Foreign currency translation adjustments	-	-	-	-	-	-	(1,227)	(1,227)

Balance, June 30, 2003	21,040,000	21,040	18,235	-	-	(1,600,451)	8,714	(1,552,462)

Reg S, Private Placement, shares issued
for cash, November 24, 2003	900,000	900	899,100	-	-	-	-	900,000

Common stock subscribed,
November 21, 2003	-	-	-	250,000	250,000	-	-	250,000

Net loss for the six month period ended
December 31, 2003	-	-	-	-	-	(998,884)	-	(998,884)

Foreign currency translation adjustments	-	-	-	-	-	-	14,022	14,022

Balance, December 31, 2003	21,940,000	21,940	917,335	250,000	250,000	(2,599,335)	22,736	(1,387,324)

Reg S, Private Placement, shares issued
for cash, June 9, 2004	250,000	250	249,750	(250,000)	(250,000)	-	-	-

Net loss for the six month period ended
June 30, 2004	-	-	-	-	-	(662,640)	-	(662,640)

Foreign currency translation adjustments	-	-	-	-	-	-	(5,063)	(5,063)

Balance, June 30, 2004	22,190,000	$ 22,190	$ 1,167,085	-	$ -	$ (3,261,975)	$ 17,673	$ (2,055,027)

The accompanying notes are an integral part of these consolidated financial statements

Page - 5

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended
	June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(662,640)	$(773,814)

Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	1,598	772

Change in operating assets and liabilities:
(Increase) in accounts receivable	(242,337)	(9,809)
Decrease (Increase) in inventory	195,362	(29,893)
Decrease in prepaids	5,097	81,454
Increase (Decrease) in accounts payable	75,220	(17,096)
Increase in accrued interest payable to related party	24,863	24,795
Increase in accounts payable to related parties	174,924	60,291
Increase in accrued interest payable on convertible notes	26,823	23,755

NET CASH USED IN OPERATING ACTIVITIES	(401,090)	(639,545)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in convertible notes payable on demand	472,470	-
Increase in advances payable	-	482,970

CASH FLOWS FROM FINANCING ACTIVITIES	472,470	482,970

NET CASH USED IN INVESTING ACTIVITIES

Purchase of fixed assets	(2,209)	(2,174)

Effect of exchange rate changes on cash	(5,063)	(1,227)

INCREASE (DECREASE) IN CASH	64,108	(159,976)

CASH, BEGINNING OF PERIOD	8,810	210,229

CASH, END OF PERIOD	$72,918	$50,253

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$51,686	$48,550

Non-cash financing transactions:
Conversion of advances payable to convertible notes payable	$378,474	$-

The accompanying notes are an integral part of these consolidated financial statements

Page - 6

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

GlobeTrac Inc. (the “Company”) is in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment. The Company was incorporated in the state of Delaware on March 2, 2000, and its principal executive offices are headquartered in London, England.

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003 included in the Company’s annual report on Form 10-KSB.

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

New Accounting Pronouncements
In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities. Fin 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation polices to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conduced through variable interest entities. As of June 30, 2004, the Company is not a party to any variable interest entity. The Company does not expect that adoption of FIN No. 46 or FIN 46R will have a material effect on its financial position or results of operations.

Page - 7

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 3 – CONVERTIBLE NOTES PAYABLE

At June 30, 2004 and December 31, 2003, the Company had a note payable in the amount of $162,149. At June 30, 2004 and December 31, 2003, $6,468 and $nil interest had been accrued on this note. This note is unsecured, bears interest at 8%, is payable on demand and at the option of the Company is convertible into common shares of the Company at $0.50 per share.

At June 30, 2004 and December 31, 2003, the Company had notes payable totaling $511,660. At June 30, 2004 and December 31, 2003, $20,355 and $nil interest had been accrued on these notes. These notes are unsecured, bear interest at 8% are payable on demand and at the option of the Company are convertible into common shares of the Company at $0.50 per share.

At June 30, 2004 the Company issued notes payable totaling $850,940. These notes are unsecured, bear interest at 10% are payable on demand and at the option of either the Company or the lender are convertible into common shares of the Company at market price less 20%, with a minimum conversion price of $0.15 per share.

NOTE 4 – DUE TO RELATED PARTIES

At June 30, 2004 and December 31, 2003, the Company was indebted to a company sharing a common officer with the Company in the amount of $4,755. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the six month periods ended June 30, 2004 and 2003, this same related company was paid $nil and $120,000, for administrative and corporate communication fees.

At June 30, 2004 and December 31, 2003, the Company was indebted to a company controlled by an officer of the Company in the amounts of $84,448 and $20,171. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the six month periods ended June 30, 2004 and 2003, this same company was paid $120,000 and $nil for administrative fees.

At June 30, 2004 and December 31, 2003, the Company was indebted to a company sharing a common director in the amounts of $14,586 and $13,173. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At June 30, 2004 and December 31, 2003, the Company was indebted to a company controlled by an officer of the Company in the amounts of $6,063 and $7,946. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the six month periods ended June 30, 2004 and 2003, this related party provided consulting services to the Company amounting to $50,081 and $nil.

At June 30, 2004 and 2003, the Company paid or had payable $102,422 and $9,000 to directors and officers of the Company in salary and management fees.

At June 30, 2004 and December 31, 2003, the Company was indebted to a director in the amounts of $161,182 and $59,163. At June 30, 2004 and 2003 the Company had paid or had payable, to this same director, $143,665 and $145,831 for rent and management fees.

NOTE 5 – NOTE PAYABLE TO RELATED PARTY

At June 30, 2004 and December 31, 2003, the Company had a note payable to a director of the Company in the amount of $500,000, plus accrued interest of $79,658 and $54,795. This note is unsecured, bears interest at 10% and is due November 27, 2004.

NOTE 6 – ADVANCE PAYABLE

The advance payable bears no interest, is unsecured and has no fixed terms of repayment.

Page - 8

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 7 – COMMON STOCK

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

NOTE 8 – DEPENDENCE ON KEY SUPPLIER

On June 19, 2002, the Company’s wholly owned subsidiary entered into a two year master distribution agreement with the manufacturer and supplier of a wireless vehicle tracking, communications and telematics system, whereby the Company has the rights to market and distribute the telematics hardware and software products throughout Europe. By letter agreement dated June 4, 2003, the master distribution agreement was extended to October 15, 2006 and the Company’s purchase requirements changed to ordering a minimum of 1,000 units before September 15, 2003 and ordering a minimum of 6,000 units by October 15, 2004, the minimum ordering requirements subsequent to October 15, 2004 have not been determined. Due to the uniqueness of the telematics equipment, the Company is dependent on this supplier, thus failure to obtain product or meet the unit minimum purchase requirements may have an adverse financial effect on the Company. On March 8, 2004, the Company entered into a letter agreement with the supplier of their wireless vehicle tracking products whereby the supplier agreed to allow the Company to delay meeting their minimum purchase requirements until May 1, 2004, in exchange for giving up their exclusive rights to sell their products in the following countries in Europe; Belarus, Bulgaria, Cyprus, Estonia, Finland, Iceland, Latvia, Lithuania, Malta, Moldavia, Russia, Romania, Turkey and the Ukraine. On June 30, 2004, the Company had not met their minimum purchase requirements under their master distribution agreement.

Page - 9

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 9 – COMMITMENT AND CONTINGENCIES

During the period the Company has been focusing on effectuating and implementing its business plan which includes building product recognition, gaining market share, meeting customer expectations, tailoring products to meet customer specifications, following up and ensuring customer satisfaction. As such, the Company has accumulated a deficit of $3,261,975 to date and additional financing will be required by the Company to fund its sales and marketing program and to support operations. Management plans to mitigate its losses in future years by increasing sales and reducing certain operating expenses that were associated with launching the product, changes in management, technical problems with the tracking units and tailoring the products to meet customer specifications, expectations and demands. However, there is no assurance that the Company will be able to obtain additional financing. There is no assurance that they will be able to build product recognition, gain market share, meet customer expectations, tailor products to meet customer specifications, follow up or ensure customer satisfaction. Furthermore there is no assurance that the Company will be able to keep up with rapid technological changes, changing customer needs and evolving industry standards and that the Company will be able to grow their market share or introduce new products and services on a continual and timely basis.  The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

NOTE 10 – SUBSEQUENT EVENTS

On July 1, 2004, the Company entered into a stock option agreement with an employee whereby the Company granted the employee an option to acquire 500,000 restricted common shares. Under the terms of this option agreement 250,000 optioned shares are exercisable at a price of $0.50 per optioned share and 250,000 optioned shares are exercisable at a price of $0.70 per optioned share. This option can be exercised at anytime between July 1, 2006 and June 30, 2009.

On July 1, 2004, the Company entered into a stock option agreement with an officer of the Company’s subsidiary, whereby the Company granted the officer an option to acquire 350,000 restricted common shares. Under the terms of this option agreement 175,000 optioned shares are exercisable at a price of $0.50 per optioned share and 175,000 optioned shares are exercisable at a price of $0.70 per optioned share. This option can be exercised at anytime between July 1, 2006 and June 30, 2009.

Page - 10

Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition

THE FOLLOWING IS A DISCUSSION AND ANALYSIS THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF GLOBETRAC AND ITS SUBSIDIARY (COLLECTIVELY, “GLOBETRAC” OR THE “COMPANY”) FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN AND MANAGEMENT’S DISCUSSION AND ANALYSIS INCLUDED IN GLOBETRAC’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003.

Overview

GlobeTrac is in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment. The Company was incorporated in the state of Delaware on March 2, 2000 and its principal executive offices are headquartered in London, England.

On June 19, 2002, Global Axxess entered into a master distributorship agreement with WebTech Wireless Inc. (“WebTech”) whereby WebTech granted Global Axxess the exclusive right to distribute the Quadrant System TM, a wireless vehicle tracking, communications and telematics system composed of hardware and software products in Europe. On June 4, 2003, GlobeTrac England and WebTech entered into a letter agreement whereby Global Axxess’s exclusive distribution rights were extended to October 15, 2006 and the minimum purchase requirements were amended. On March 8, 2004, Global Axxess mutually entered into a letter agreement with WebTech whereby WebTech agreed to allow Global Axxess to delay meeting its minimum purchase requirements until May 1, 2004, in exchange for Global Axxess giving up its exclusive rights to sell WebTech’s products in Belarus, Bulgaria, Cyprus, Estonia, Finland, Iceland, Latvia, Lithuania, Malta, Moldavia, Russia, Romania, Turkey and the Ukraine.

During the second quarter of 2004, our sales continued to improve however, it is not anticipated that even the current growth momentum will be sufficient to allow us to meet the minimum order requirements for some time to come. We have informed WebTech that we will not be able to meet the order commitments for year two of the agreement for some time, if at all. WebTech has unofficially acknowledged this information and for the moment has elected to work with us to try to increase the penetration of their product into the European marketplace with some growing successes. Our revisions to the order commitment for year two of our contract with WebTech and our original targetsis based upon the following factors: a) the product was new and unproven in the European marketplace , b) product modifications required to meet European specifications were more significant than initially anticipated, c) an integral part of our product solution, (MapPoint mapping) is only available for 13 of the original 46 countries covered by the terms of the WebTech contract, d) product pricing reductions up to the end of June 2004 did not adequately meet market demandsand e) foreign language capabilities were not adequately met by WebTech until just recently.
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

Page - 11

With the WebTech suite of products, fleet managers can track their vehicles and ensure that their vehicles are operated efficiently, economically and safely, thus maximizing their customers’ satisfaction.

We began as a start-up business in the fall of 2002 and since inception we have been concentrating on training and building our sales team while ensuring that the entire WebTech suite of products sold meets or exceeds customer expectations. We are a new age, high tech company and as such have been directing our marketing efforts towards gaining brand recognition and increasing our market share through direct and indirect marketing and advertising in the form of; outside sales staff, brochures, telemarketing and direct mailings. Our marketing has been directed towardsThis effort has focused on companies with commercial fleets. Our sales and marketing program is continuing to proving improve the correct sales model and, as a result, continues to result in increasedincrease salesrevenues. In fact our revenue result for the six months ended June 30, 2004 has surpassed the entire revenue resultwas up by 80% over for the whole of 2003 by 80%. However, we need to concentrate more on increasing the deployment of the Quadrant portal thereby increasing the monthly recurring income element of our business. While our end user activities continue we are progressively appointing new resellers throughout Europe. We now have representation in UK, France, Spain, Italy, Norway, Sweden and are in discussion with resellers in Austria, Switzerland, Netherlands, Belgium and Portugal. To a great extent, growth and further development in Europe is very dependent on support from our supplier WebTech as since applications & solutions development, product enhancement, and customization & integration and product marketability including pricing rests with them.

During the course of the second quarter of 2004:

* Despite ongoing major support problems with the L2000 model WebTech rejected our request for some consideration to compensate us for these failed units.

* Product pricing pressure continued to increase as some competitors at the lower end of the market attempt to customize similar products. After feeding back to WebTech our market research data indicating our pricing requirements for the European market to remain competitive, WebTech finally responded at the very end of June with better pricing for the new WT5000 Locator units, which we launched at the Stuttgart Motor show in Germany in mid June. However, while this new product and pricing is better than previously made available it simply puts us on par with competitors rather than being more price competitive. Immediate positive impact is unlikely as dissemination of these new prices into the market will take some time. It does make us competitive and as a result we should see fewer sales lost due to pricing.

* At long last foreign language capability on the portal are now available albeit not quite 100% complete. The portal is now available in French, Italian, German, Spanish and Norwegian.

* Technical support from WebTech remained a significant issue causing a serious drain on our technical resources and slowing down of proactive applications development and customization. This issue continues to be addressed with WebTech who continually express their willingness to improve this area.

* Growth in our network of resellers continues but has been slower than desired due to our inability to offer sufficient margin. The new pricing on the new WT5000 product should restore these margins and enable us to attract several more resellers.

* Interest in the subject of AVL and Telematics continues to increase significantly from the Wireless Telco’s and GlobeTrac has been in various degrees of discussion/negotiations with no less than five of these companies.

* GlobeTrac’s brand name continues to grow and unsolicited enquiries continue to increase.

* Our research and investigation into the pending EU mandatory introduction of Digital Tachograph’s in vehicles over 3.5 tones in weight continues with little indication of when these standards will be agreed and legislated.

Page - 12

* What is of significance is that the prospect list continues to grow with both previously unidentified companies indicating they are now in the market for product as well as previously identified companies who have been in holding mode for several years. It would appear more and more that the market is at last shaping to take off but only time will tell.

* Another realization is that while more companies in Europe declare they are now in the market for product, their application needs are tending more to be “bespoke” in nature. We strongly believe that the suppliers that can modify and customize to suit customers needs in a fast to market style will be the winners. It is GlobeTrac’s declared intention to become one of those very suppliers but this currently can only be achieved with greatly improved support from WebTech.

During the six month period ending June 30, 2004, we have been focusing on effectuating and implementing our business plan that includes building product recognition, gaining market share, meeting customer expectations, tailoring products to meet customer specifications, following up and ensuring customer satisfaction, and staying on the leading edge of technology. As such, we have accumulated a deficit of approximately $3.3 million to date and will require additional financing to continue implementing our business plan. We plan to mitigate our losses in future years by increasing sales and reducing certain operating expenses that were associated with changes in management, technical problems with the tracking units, and tailoring our products to meet customer specifications, expectations and demands. However, there is no assurance that we will be able to obtain additional financing. There is no assurance that we will be able to build product recognition, gain market share, meet customer expectations, tailor products to meet customer specifications, follow up and ensure customer satisfaction, or stay on the leading edge of technology. Furthermore there is no assurance that we will be able to keep up with rapid technological changes, changing customer needs and evolving industry standards or that we will be able to grow our market share or introduce new products and services on a continual and timely basis.  The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Results of Operations

Revenues

Revenue increased by $258,316 or 452% from $57,180 for the three month period ended June 30, 2003 to $315,496 for the three month period ended June 30, 2004. The increase in revenue was achieved through the continuation of our sales and marketing programs aimed at gaining market share through brand recognition. We are continuing to implement our business plan concentrating our efforts on selling to resellers and with our newly reduced pricing expect to attract more resellers.

Revenue increased by $685,107 or 517% from $132,625 for the six month period ended June 30, 2003 to $817,732 for the six month period ended June 30, 2004. The increase in revenue was achieved through the continuation of our sales and marketing programs aimed at gaining market share through brand recognition. We continue to implement our business plan concentrating our efforts on selling to resellers and with our newly reduced pricing expect to attract more resellers.

Page - 13

Cost of Sales

Cost of sales increased by $189,767 or 468% from $40,588 for the three month period ended June 30, 2003 to $230,355 for the three month period ended June 30, 2004,. The increase was due to an approximately coinciding with our increase in sales during the period. Our gross margin increased $68,549 or 413% from $16,592 for the three month period ended June 30, 2003 to $85,141 for the three month period ended June 30, 2004. As a percentage of revenue, our gross margin was 27% for the three month period ended June 30, 2004 compared to a gross margin of 29% for the three month period ended June 30, 2003. During 2004, we expect margins to be under constant pressure as competition intensifies. However, for the moment sincewe have been receiving better pricing breaks from WebTech via the new WT5000 product and we expect to maintain margins at around 30%+ with a reasonable expectation that volume will increase.

Cost of sales increased by $459,102 or 509% from $90,195 for the six month period ended June 30, 2003 to $549,297 for the six month period ended June 30, 2004. The increase was due to an, roughly coinciding with our increase in sales during the period. Our gross margin increased $226,004 or 533% from $42,430 for the six month period ended June 30, 2003 to $268,434 for the six month period ended June 30, 2004. As a percentage of revenue, our gross margin was 33% for the six month period ended June 30, 2004 compared to a gross margin of 32% for the six month period ended June 30, 2003. During 2004, we expect margins to be under constant pressure as competition intensifies. However, for the moment sincewe have been receiving better pricing breaks from WebTech via the new WT5000 product and we expect to maintain margins at around 30%+ with a reasonable expectation that volume will increase.

GlobeTrac expects cost of sales to decrease as a percentage of sales and gross margin to increase as unit sales increase because each unit sold has the potential to continue to generate higher margin, recurring revenue on monthly portal and airtime income.

Operating Expenses

Operating expenses increased by $33,545 or 8% from $401,517 for the three month period ended June 30, 2003 to $435,062 for the three month period ended June 30, 2004. The increase was primarily due to increases of $11,214 in office expenses, $357 in depreciation, $1,277 in rent, $34,413 in marketing and advertising, $17,989 in travel and $74,240 in wages offset by decreases of $22,211 in professional fees, $17,833 in management fees, $1,273 in telephone, $41,321 in consulting fees, $16,353 in installation expenses, $76 in bank charges, $61 in filing fees, $4,114 in bad debts and $2,703 in foreign exchange. The increase in operating costs was primarily caused by increased marketing costs and the hiring of sales and marketing people. As a percentage of sales our operating expenses decreased by 564% from 702% for the three month period ended June 30, 2003 to 138% for the three month period ended June 30, 2004. We expect operating expenses as a percentage of sales to continue to decline.

Operating expenses increased by $111,642 or 15% from $767,746 for the six month period ended June 30, 2003 to $879,388 for the six month period ended June 30, 2004. The increase was primarily due to increases of $25,584 in office expenses, $49 in bank charges, $826 in depreciation, $464 in filing fees, $15,891 in rent, $1,930 in telephone, $196,815 in wages, $27,070 in marketing and advertising and $6,302 in travel, offset by decreases of $5,467 in professional fees $87,819 in consulting fees, $46,312 in installation expenses, $14,833 in management fees, $4,114 in bad debts and $4,743 in foreign exchange. The increase in operating costs was primarily caused by increased marketing costs and the hiring of sales and marketing people. As a percentage of sales our operating expenses decreased by 471% from 579% for the six month period ended June 30, 2003 to 108% for the six month period ended June 30, 2004. We expect operating expenses as a percentage of sales to continue to decline.

Page - 14

Deferred Tax Assets

We had deferred tax assets of approximately $800,000 and $400,000 at June 30, 2004 and 2003. We have established a valuation allowance equal to the full amount of the deferred tax assets because our ability to use these losses is uncertain.

Interest Expense

Interest expense increased by $696 or 3% from $24,542 for the three months ended at June 30, 2003 to $25,238 for the six months ended June 30, 2004 primarily due to interest on convertible notes payable and the note payable to a related party. Interest expense will increase during 2004 if we receive more funding through promissory notes, however it may decrease if any of the debt is repaid or if the convertible debt is converted to common stock of GlobeTrac.

Interest expense increased by $3,188 or 7% from $48,498 for the six months ended at June 30, 2003 to $51,686 for the six months ended June 30, 2004 primarily due to interest on convertible notes payable and the note payable to a related party. Interest expense will increase during 2004 if we receive more funding through promissory notes, however it may decrease if any of the debt is repaid or if the convertible debt is converted to common stock of GlobeTrac.

Interest expense increased during the three month period ended June 30, 2003 compared to the three month period ended June 30, 2002 by $24,543 or 100% primarily due to interest on convertible notes payable and the note due to a related party.

Interest expense increased during the six month period ended June 30, 2003 compared to the six month period ended June 30, 2002 by $48,498 or 100% primarily due to interest on convertible notes payable and the note due to a related party.

Liquidity and Capital Resources

We had cash of $72,918 and a working capital deficit of $2,060,590 at June 30, 2004. During the six month period ended June 30, 2004, we used $401,090 in cash for operating activities, primarily due to an operating loss of $662,640, an increase in accounts receivable of $242,337, offset by depreciation of $1,598, a decrease in inventory of $195,362, a decrease in prepaid expenses of $5,097, an increase in accounts payable and accrued liabilities of $75,220, an increase in accrued interest payable to a related party of $24,863, an increase in accounts payable to related parties of $174,924 and an increase in accrued interest payable on convertible debt of $26,823. Cash used in operations of $401,090 was financed by an increase in convertible notes payable on demand of $472,470 offset by an equipment purchase of $2,209 and the effect of exchange rate changes on cash of $5,063. A decrease in working capital of $1,046,788 was due to an increase in current assets of $105,986 offset by an increase in current liabilities of $1,152,774. We have accumulated a deficit of $3,261,975 since inception and have a stockholders’ deficit of $2,055,027. We have no contingencies or long-term commitments except for the agreement with WebTech Wireless Inc.

Page - 15

Plan of Operation for the Next Twelve Months

As a high tech company we need to continually (1) work out technical difficulties, (2) improve the product, (3) tailor the product to customer needs, (4) grow brand recognition, and (5) grow our market share. To be able to achieve the above it is essential that WebTech support continues to improve. Over the next 12 months, we expect to have continual and consistent growth. However, in order to implement our business plan, we expect that during 2004 our operating costs will more than offset our gross profit.

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

We plan to improve cash flow and operating results by selling the WebTech suite of products, raising additional capital through private placements of stock, private advances, and loans. In addition new steps are being taken to reduce the monthly running operating expenses with the view that our current prospect list need to be addressed with the objective of closing as many sales as possible negating the need to expend any additional monies for the moment on major sales and marketing activities other than ongoing marketing support for existing resellers and any new resellers that sign with us.

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

Page - 16

Comprehensive Income

Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the current period represents foreign currency translation items associated with the Company’s English and Irish operations.

Contractual Obligations

The following table provides a summary of GlobeTrac’s debt obligation as of June 30, 2004. This table excludes obligations under the master distributorship agreement because commitments under that agreement have been verbally waived and GlobeTrac cannot predict what its commitments will be, if any at June 30, 2004. At the date of writing these contractual commitments are still under negotiation with WebTech and it is still not known whether WebTech will try to enforce said commitments and thereby effectively remove our exclusivity for Europe by our resultant failure to do so or whether they will agree to forego or defer this commitment. GlobeTrac has not included advances payable because these advances have no fixed terms of repayment and GlobeTrac cannot predict when they will repay them.

CONTRACTUAL PAYMENTS DUE BY YEAR

Current Year 2004

Note and accrued interest payable to related party	$ 579,658
Convertible notes and accrued interest payable on demand	1,551,572

 Internal and External Sources of Liquidity

GlobeTrac has funded its operations principally from issuance and subscription for common stock and borrowings in the form of advances and notes payable.

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

Forward-looking statements in this Form 10-QSB include statements regarding the following expectations:

  The current growth momentum will not be sufficient to allow GlobeTrac to meet the minimum order requirements under the MDA with WebTech for some time to come, if at all.
  Penetration of GlobeTrac’s product into the European marketplace will have growing success.
  Supported by the “WebTech suite of products” GlobeTrac will provide a variety of wireless and mobile servies in four key areas; location based services, telematics, communications and internet.
  The WebTech suite of products allow, fleet managers to track their vehicles and ensure that their vehicles are operated efficiently, economically and safely, thus maximizing their customers’ satisfaction.
  All of the WebTech suite of products sold will meet or exceed customer expectations.

Page - 17

  GlobeTrac will increase its market share through direct and indirect marketing and advertising.
  GlobeTrac’s sales and marketing program will continue to result in increased sales.
  GlobeTrac will increase the deployment of the Quadrant portal which will in turn increase monthly recurring income.
  GlobeTrac will continue to appoint new resellers throughout Europe.
  Globetrac  will continue to grow and develop in Europe due to support from our supplier Webtech.
  New pricing on the Locator units will enable Globetrac’s pricing to be on par with their competitors, will make them competitive, will reduce the number of lost sales due to pricing, will restore their gross margins and will enable them to attract several more resellers.
  WebTech will improve their level of support to GlobeTrac reducing the heavy time, effort and money burden currently incurred by GlobeTrac having to provide technical support to its customers.
  Product pricing pressures will continue to increase as the European market gets more competitive.
  Interest in AVL and telematics will increase significantly in the wireless telco market.
  GlobeTrac will negotiate contracts with no less than five companies in the telco market area.
  GlobeTrac’s brand name will continue to grow and unsolicited enquiries will continue to increase.
  EU legislation will make it mandatory to introduce Digital Tachograph’s in vehicles over 3.5 tones in weight and this will have a positive impact on GlobeTrac’s business.
  GlobeTrac’s prospect list will continue to grow and both previously identified and unidentified companies in Europe are now in the market for GlobeTrac’s product.
  GlobeTrac believes that the market is at last shaping up to take off.
  GlobeTrac will be able to quickly modify and customize products to meet customer needs which will cause them to become one of the top suppliers of products in Europe.
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
  GlobeTrac will be able to keep up with rapid technological changes, changing customer needs and evolving industry standards and GlobeTrac will be able to grow its market share and introduce new products and services on a continual and timely basis.
  GlobeTrac will be able to change its market focus from selling its products to end-users to selling its products to resellers.
  GlobeTrac will attract more resellers due to its newly reduced pricing.
  Competition will intensify causing GlobeTrac to be under pressure to reduce their selling price.
  GlobeTrac will maintain or exceed a gross margin of 30% and volume will increase.

Page - 18

  GlobeTrac’s cost of sales will decrease as a percentage of sales and gross margin will increase as unit sales increase as each unit sold will continue to generate higher margin and recurring revenue on monthly portal and airtime income.
  GlobeTrac’s operating expenses as a percentage of sales will continue to decline.
  GlobeTrac will not be able to use its deferred tax assets.
  Interest expense will increase during 2004 if GlobeTracs receives more funding through issuance of more promissory notes.
  Interest expense will decrease if any of the promissory notes are repaid or if any of the convertible debt is converted into Common Stock of GlobeTrac.
  GlobeTrac will be able to continually (a) work out technical difficulties, (b) improve the product, (c) tailor the product to customer needs, (d) grow brand recognition, and (e) grow market share.
  GlobeTrac will have continual and consistent growth.
  GlobeTrac’s operating costs will more than offset gross profit.
  GlobeTrac will be able to fund its working capital needs for the next 12 months through an increase in sales, the equity capital markets, private advances, and loans.
  GlobeTrac will be able to improve cash flows and operating results by selling the WebTech suite of products, raising additional capital through private placements of stock, private advances, and loans.
  GlobeTrac will reduce monthly operating expenses.
  GlobeTrac will close enough sales that they will not need to expend additional money on major sales and marketing activities.
  GlobeTrac will conduct research and development in the future because they are an integral part of Globetrac's future business growth.
  As GlobeTrac increases its customer base and product lines they will hire additional employees, agents, distributors or independent contractors.
  As GlobeTrac expands its customer base and product lines GlobeTrac will purchase or lease additional equipment.
  Inflation will not have a material impact on GlobeTrac’s future operations.

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

Page - 19

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

Page - 20

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

GLOBETRAC INC.

                   By:    /s/ Jim Pratt
       Name:    Jim Pratt
       Title:   Director and CEO
       Dated:   August 16, 2004

                   By:   /s/ John daCosta

       Name:    John daCosta
       Title:   CFO
       Dated:   August 16, 2004

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

Date: August 16, 2004

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

Date: August 16, 2004

/s/ John daCosta
John daCosta
Chief Financial Officer

Page - 25

Exhibit 32

Page - 26

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jim Pratt, President, Chief Executive Officer of GlobeTrac and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Jim Pratt
Jim Pratt
Chief Executive Officer
August 16, 2004

Page - 27

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John daCosta, Secretary, Treasurer, and Chief Financial Officer of GlobeTrac, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ John daCosta
John daCosta
Chief Financial Officer
August 16, 2004

Page - 28