Form 10QSB
period 2004-09-30
GLOBETRAC INC
filed 2004-11-15
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2004

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

Page - 1

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.
GLOBETRAC INC.

CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2004 and December 31, 2003 and
for the three and nine month periods ended September, 2004 and 2003
UNAUDITED

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

GLOBETRAC INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30,	December 31,
	2004	2003

ASSETS

CURRENT ASSETS

Cash	$14,060	$8,810
Accounts receivable
Net of allowance for doubtful accounts of $31,369 and $30,396	159,596	62,756
Inventory	136,075	378,713
Prepaids	14,028	19,145

	323,759	469,424

Fixed assets
Net of $5,839 and $3,443 accumulated depreciation	6,939	7,127

TOTAL ASSETS	$330,698	$476,551

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$177,725	$149,418
Convertible notes payable on demand	1,571,167	673,805
Due to related parties	503,662	160,003
Note payable to related party	500,000	500,000
Advances payable	7,602	380,649

	2,760,156	1,863,875

Commitment and Contingencies

STOCKHOLDERS' DEFICIT

Share capital
Authorized
200,000,000 common shares, $0.001 par value
5,000,000 preferred shares, $0.001 par value
Issued and outstanding:
22,190,000 common shares	22,190	22,190
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(3,636,428)	(2,599,335)
Other comprehensive income:
Foreign currency translation adjustment	17,695	22,736

Total Stockholders' Deficit	(2,429,458)	(1,387,324)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$330,698	$476,551

The accompanying notes are an integral part of these consolidated financial statements

Page - 3

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

REVENUE

Sales	$96,135	$236,762	$913,867	$369,387

Cost of Goods Sold	65,204	163,349	614,502	253,544

Gross Profit	30,931	73,413	299,365	115,843

OPERATING EXPENSES

Administrative expenses	349,965	390,511	1,151,850	1,109,382
Selling expenses	7,840	83,902	91,845	134,535

Total Operating Expenses	357,805	474,413	1,243,695	1,243,917

Loss from operations	(326,874)	(401,000)	(944,330)	(1,128,074)

OTHER EXPENSES

Foreign exchange transaction gains	1,654	(18,474)	8,156	(16,716)
Interest expense	(48,433)	(24,781)	(100,119)	(73,280)

Total Other Expenses	(46,779)	(43,255)	(91,963)	(89,996)

Net loss for the period before tax provision	(373,653)	(444,255)	(1,036,293)	(1,218,070)

Provision for income tax	(800)	(800)	$(800)	(800)

NET LOSS FOR PERIOD	$(374,453)	$(445,055)	$(1,037,093)	$(1,218,870)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	22	7,779	(5,041)	6,552
COMPREHENSIVE INCOME (LOSS)	$(374,431)	$(437,276)	$(1,042,134)	$(1,212,318)

BASIC AND DILUTED
LOSS PER SHARE	$(0.02)	$(0.02)	$(0.05)	$(0.06)

WEIGHTED AVERAGE
SHARES OUTSTANDING	22,190,000	21,040,000	22,190,000	21,040,000

The accompanying notes are an integral part of these consolidated financial statements

Page - 4

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
UNAUDITED

	Common Stock Issued			Common Stock
				Subscribed			Accumulated
			Additional				Other
	Number of		Paid-in	Number of		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Total

Balance, October 1, 2002	21,040,000	$21,040	$18,235	-	$-	$(484,867)	$(3,644)	$(449,236)

Net loss for the three month period ended
December 31, 2002	-	-	-	-	-	(341,770)	-	(341,770)

Foreign currency translation adjustments	-	-	-	-	-	-	13,585	13,585

Balance, December 31, 2002	21,040,000	21,040	18,235	-	-	(826,637)	9,941	(777,421)

Common stock subscribed	-	-	-	750,000	750,000	-	-	750,000
-
Net loss for the nine month period ended
September 30, 2003	-	-	-	-	-	(1,218,870)	-	(1,218,870)
-
Foreign currency translation adjustments	-	-	-	-	-	-	6,552	6,552
-
-
Balance, September 30, 2003	21,040,000	21,040	18,235	750,000	750,000	(2,045,507)	16,493	(1,239,739)
-
Reg S, Private Placement, shares issued
for cash, November 24, 2003	900,000	900	899,100	(750,000)	(750,000)	-	-	150,000

Common stock subscribed,
November 21, 2003	-	-	-	250,000	250,000	-	-	250,000

Net loss for the three month period ended
December 31, 2003	-	-	-	-	-	(553,828)	-	(553,828)

Foreign currency translation adjustments	-	-	-	-	-	-	6,243	6,243

Balance, December 31, 2003	21,940,000	21,940	917,335	250,000	250,000	(2,599,335)	22,736	(1,387,324)

Reg S, Private Placement, shares issued
for cash, June 9, 2004	250,000	250	249,750	(250,000)	(250,000)	-	-	-

Net loss for the nine month period ended
September 30, 2004	-	-	-	-	-	(1,037,093)	-	(1,037,093)

Foreign currency translation adjustments	-	-	-	-	-	-	(5,041)	(5,041)

Balance, September 30, 2004	22,190,000	$22,190	$1,167,085	-	$-	$(3,636,428)	$17,695	$(2,429,458)

The accompanying notes are an integral part of these consolidated financial statements

Page - 5

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended
	September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(1,037,093)	$(1,218,870)

Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	2,397	1,448

Change in operating assets and liabilities:
(Increase) in accounts receivable	(96,840)	(35,646)
Decrease (Increase) in inventory	242,638	(31,071)
Decrease in prepaids	5,117	41,185
Increase (Decrease) in accounts payable and accrued liabilities	28,307	(62,969)
Increase in accrued interest payable to related party	37,432	37,397
Increase in accounts payable to related parties	306,227	25,875
Increase in accrued interest payable on convertible notes	61,419	36,001

NET CASH USED IN OPERATING ACTIVITIES	(450,396)	(1,206,650)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(2,209)	(5,266)

NET CASH USED IN INVESTING ACTIVITIES	(2,209)	(5,266)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans and advances payable	5,460	316,830
Shares subscribed	-	750,000
Increase in convertible notes payable on demand	457,436	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	462,896	1,066,830

Effect of exchange rate changes on cash	(5,041)	6,552

INCREASE (DECREASE) IN CASH	5,250	(138,534)

CASH, BEGINNING OF PERIOD	8,810	210,229

CASH, END OF PERIOD	$14,060	$71,695

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$800	$800

Non-cash financing transactions:
Conversion of accrued interest payable to convertible notes payable	$66,521	$-
Conversion of advances payable to convertible notes payable	$378,508	$-

The accompanying notes are an integral part of these consolidated financial statements

Page - 6

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

GlobeTrac Inc. (the "Company") is in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment. The Company was incorporated in the state of Delaware on March 2, 2000, and its principal executive offices are headquartered in London, England.

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003 included in the Company’s annual report on Form 10-KSB.

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

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised Interpretation No. 46 ("FIN 46R"), Consolidation of Variable Interest Entities. Fin 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation polices to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conduced through variable interest entities. As of September 30, 2004, the Company is not a party to any variable interest entity. The Company does not expect that adoption of FIN No. 46 or FIN 46R will have a material effect on its financial position or results of operations.

Page - 7

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 3 - CONVERTIBLE NOTES PAYABLE

At September 30, 2004 and December 31, 2003, the Company had a note payable in the amount of $162,149. At September 30, 2004 and December 31, 2003, $9,729 and $nil interest had been accrued on this note. This note is unsecured, bears interest at 8%, is payable on demand and at the option of the Company is convertible into common shares of the Company at $0.50 per share.

At September 30, 2004 and December 31, 2003, the Company had notes payable totalling $511,660. At September 30, 2004 and December 31, 2003, $30,644 and $nil interest had been accrued on these notes. These notes are unsecured, bear interest at 8% are payable on demand and at the option of the Company are convertible into common shares of the Company at $0.50 per share.

At September 30, 2004 the Company issued notes payable totalling $835,940. At September 30, 2004 and December 31, 2003, $21,046 and $nil interest had been accrued on these notes. These notes are unsecured, bear interest at 10% are payable on demand and at the option of either the Company or the lender are convertible into common shares of the Company at market price less 20%, with a minimum conversion price of $0.15 per share. (Note 6)

NOTE 4 - DUE TO RELATED PARTIES

At September 30, 2004 and December 31, 2003, the Company was indebted to a company sharing a common officer with the Company in the amount of $4,755. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the nine month periods ended September 30, 2004 and 2003, this same related company was paid $nil and $160,000, for administrative and corporate communication fees.

At September 30, 2004 and December 31, 2003, the Company was indebted to a company controlled by an officer of the Company in the amount of $159,227 and $20,171. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the nine month periods ended September 30, 2004 and 2003, this same company was paid $180,000 and $20,000 for administrative fees.

At September 30, 2004 and December 31, 2003, the Company was indebted to a company sharing a common director in the amounts of $14,565 and $13,173. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At September 30, 2004 and December 31, 2003, the Company was indebted to a company controlled by an officer of the Company in the amounts of $5,443 and $7,946. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the nine month periods ended September 30, 2004 and 2003, this related party provided consulting services to the Company amounting to $74,673 and $19,172.

At September 30, 2004 and 2003, the Company paid or had payable $152,848 and $16,500 to directors and officers of the Company in salary and management fees.

At September 30, 2004 and December 31, 2003, the Company was indebted to a director in the amounts of $222,275 and $59,163. During the nine month periods ended September 30, 2004 and 2003 the Company paid or had payable, to this same director, $207,939 and $208,330 for rent and management fees.

NOTE 5 - NOTE PAYABLE TO RELATED PARTY

At September 30, 2004 and December 31, 2003, the Company had a note payable to a director of the Company in the amount of $500,000, plus accrued interest of $92,226 and $54,795. This note is unsecured, bears interest at 10% and is due November 27, 2004.

Page - 8

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 6 - ADVANCES PAYABLE

At September 30, 2004 and December 31, 2003, the Company had advances payable of $7,602 and $380,649. These advance payable bear no interest, are unsecured and have no fixed terms of repayment. During the period $378,508 of the December 31, 2003 advances were converted to convertible notes payable. (Note 3)

NOTE 7 - COMMON STOCK

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

On November 21, 2003, the Company entered into two Regulation S private placement agreements whereby the Company agreed to issue 250,000 restricted units at $1 per unit, consisting of 250,000 restricted common shares and one share purchase warrant exercisable by the subscriber at $1.10 per share for up to 150,000 and 100,000 restricted common shares of the Company, until November 28, 2005 and December 1, 2005.

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

Page - 9

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 8 - DEPENDENCE ON KEY SUPPLIER

On June 19, 2002, the Company’s wholly owned subsidiary entered into a two year master distribution agreement with the manufacturer and supplier of a wireless vehicle tracking, communications and telematics system, whereby the Company has the rights to market and distribute the telematics hardware and software products throughout Europe. By letter agreement dated June 4, 2003, the master distribution agreement was extended to October 15, 2007 and the Company’s purchase requirements changed to ordering a minimum of 1,000 units before September 15, 2003 and ordering a minimum of 6,000 units by October 15, 2004, the minimum ordering requirements subsequent to October 15, 2004 have not been determined. Due to the uniqueness of the telematics equipment, the Company is dependent on this supplier, thus failure to obtain product or meet the unit minimum purchase requirements may have an adverse financial effect on the Company. On March 8, 2004, the Company entered into a letter agreement with the supplier of their wireless vehicle tracking products whereby the supplier agreed to allow the Company to delay meeting their minimum purchase requirements until May 1, 2004, in exchange for giving up their exclusive rights to sell their products in the following countries in Europe; Belarus, Bulgaria, Cyprus, Estonia, Finland, Iceland, Latvia, Lithuania, Malta, Moldavia, Russia, Romania, Turkey and the Ukraine. On September 30, 2004, the Company had not met their minimum purchase requirements under their master distribution agreement.

NOTE 9 - COMMITMENT AND CONTINGENCIES

During the period the Company has been focusing on effectuating and implementing its business plan which includes building product recognition, gaining market share, meeting customer expectations, tailoring products to meet customer specifications, following up and ensuring customer satisfaction. As such, the Company has accumulated a deficit of $3,636,428 to date and additional financing will be required by the Company to fund its sales and marketing program and to support operations. Management plans to mitigate its losses in future years by increasing sales and reducing certain operating expenses that were associated with launching the product, changes in management, technical problems with the tracking units and tailoring the products to meet customer specifications, expectations and demands. However, there is no assurance that the Company will be able to obtain additional financing. There is no assurance that they will be able to build product recognition, gain market share, meet customer expectations, tailor products to meet customer specifications, follow up or ensure customer satisfaction. Furthermore there is no assurance that the Company will be able to keep up with rapid technological changes, changing customer needs and evolving industry standards and that the Company will be able to grow their market share or introduce new products and services on a continual and timely basis. There is also no assurance that the Company will be able to increase sales and reduce certain operating expenses associated with; launching the product, changes in management, technical problems with the tracking units and tailoring the products to meet customer specifications, expectations and demands. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Page - 10

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition

THE FOLLOWING IS A DISCUSSION AND ANALYSIS THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF GLOBETRAC AND ITS SUBSIDIARY (COLLECTIVELY, "GLOBETRAC" OR THE "COMPANY") FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN AND MANAGEMENT’S DISCUSSION AND ANALYSIS INCLUDED IN GLOBETRAC’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003.

Overview

GlobeTrac is in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment. The Company was incorporated in the state of Delaware on March 2, 2000 and its principal executive offices are headquartered in London, England.

On June 19, 2002, Global Axxess entered into a master distributorship agreement with WebTech Wireless Inc. ("WebTech") whereby WebTech granted Global Axxess the exclusive right to distribute the Quadrant System TM, a wireless vehicle tracking, communications and telematics system composed of hardware and software products in Europe. On June 4, 2003, GlobeTrac England and WebTech entered into a letter agreement whereby Global Axxess’s exclusive distribution rights were extended to October 15, 2006 and the minimum purchase requirements were amended. On March 8, 2004, Global Axxess mutually entered into a letter agreement with WebTech whereby WebTech agreed to allow Global Axxess to delay meeting its minimum purchase requirements until May 1, 2004, in exchange for Global Axxess giving up its exclusive rights to sell WebTech’s products in Belarus, Bulgaria, Cyprus, Estonia, Finland, Iceland, Latvia, Lithuania, Malta, Moldavia, Russia, Romania, Turkey and the Ukraine.

While management was very pleased with the results of the first and second quarters of 2004 and was optimistic that the company was at long last on its way to profitability after suffering constant business stops and starts due to product problems with previous models, namely the L2000’s and the T3000’s during late 2002 and all through 2003, we must report that during the third quarter of 2004, our sales dropped dramatically. We have experienced major  product failures with the WT4000, beginning with a shipment to our largest reseller in France in May of this year. Our reseller sold 100 units of the 200 units purchased from us to a high profile customer in Paris. Within 3 days, 50 of those units failed in the field. As a result our reseller has sent back the 100 units they still had in stock for replacement and when they are returned will use them to progressively replace the other 100 units in the field. The cost of replacing these units is circa Euro100 per vehicle and we are uncertain that they will continue to purchase the WebTech product. Unfortunately the problems occurred  across our entire reseller and customer base to which were added major failures with the portal during the August/September time frame. As a consequence of these  product problems many of our resellers/customers have withheld payments to us with some still outstanding as of the date of writing. This has adversely affected the cash flow of GlobeTrac and we have had to cease all business development and marketing activities.

We are currently in the process of negotiating with WebTech for the termination of the Master Distributorship Agreement and for the restructuring of an ongoing business relationship with them.

Due to cash flow limitations GlobeTrac has been forced to begin to wind down our Irish based subsidiary, Global Axxess Corporation Limited and GlobeTrac Limited, our operating company in the United Kingdom. In the interim, we have relinquished our portal customers to WebTech Wireless in an effort to prevent current customers from being adversely affected while negotiations are in progress.

We are hoping the discussions with WebTech will lead to a mutually viable solution. Once a mutually viable solution is reached with WebTech, GlobeTrac intends to seek new business opportunities.

Results of Operations

Revenues

Revenue decreased by $140,627 or 59% from $236,762 for the three month period ended September 30, 2003 to $96,135 for the three month period ended September 30, 2004. The decrease in revenue was due to defective products.

Page - 11

Revenue increased by $544,480 or 147% from $369,387 for the nine month period ended September 30, 2003 to $913,867 for the nine month period ended September 30, 2004. The increase in revenue was achieved through promising first and second quarter results where we began to gain market share through brand recognition and distribution of products to resellers.

Cost of Sales

Cost of sales decreased by $98,145 or 60% from $163,349 for the three month period ended September 30, 2003 to $65,204 for the three month period ended September 30, 2004. The decrease was due to a decrease in sales during the period. Our gross margin decreased $42,482 or 58% from $73,413 for the three month period ended September 30, 2003 to $30,931 for the three month period ended September 30, 2004. As a percentage of revenue, our gross margin was 32% for the three month period ended September 30, 2004 compared to a gross margin of 31% for the three month period ended September 30, 2003.

Cost of sales increased by $360,958 or 142% from $253,544 for the nine month period ended September 30, 2003 to $614,502 for the nine month period ended September 30, 2004. The increase was due to an increase in sales during the period. Our gross margin increased by $183,522 or 158% from $115,843 for the nine month period ended September 30, 2003 to $299,365 for the nine month period ended September 30, 2004. As a percentage of revenue, our gross margin was 33% for the nine month period ended September 30, 2004 compared to a gross margin of 31% for the nine month period ended September 30, 2003.

Operating Expenses

Operating expenses decreased by $116,606 or 25% from $474,411 for the three month period ended September 30, 2003 to $357,805 for the three month period ended September 30, 2004. The decrease was primarily due to decreases of $40,417 in office expenses, $296 in bank charges, $31,291 in installation expenses, $5,381 in rent, $45,879 in marketing and advertising, $30,181 in travel, $20,130 in foreign exchange offset by increases of $8,567 in professional fees, $646 in consulting fees, $347 in depreciation, $1,494 in filing fees, $5,480 in telephone and $20,305 in wages. The decrease in operating costs was primarily caused by a reduction in our sales and marketing department. As a percentage of sales our operating expenses increased by 172% from 200% for the three month period ended September 30, 2003 to 372% for the three month period ended September 30, 2004

Operating expenses decreased by $220 or nil% from $1,243,916 for the nine month period ended September 30, 2003 to $1,243,696 for the nine month period ended September 30, 2004. The decrease was primarily due to decreases of $87,173 in consulting fees, $14,833 in office expenses, $247 in bank charges, $77,603 in installation expenses, $14,833 in management fees, $4,114 in bad debts, $18,810 in marketing and advertising, $23,879 in travel and $24,873 in foreign exchange offset by increases of $3,100 in professional fees, $1,174 in depreciation, $1,958 in filing fees, $10,510 in rent, $7,410 in telephone and $217,120 in wages. The decrease operating costs was primarily caused by a reduction in our sales and marketing department. As a percentage of sales our operating expenses decreased by 201% from 337% for the six month period ended September 30, 2003 to 136% for the nine month period ended September 30, 2004.

Deferred Tax Assets

We had deferred tax assets of approximately $980,000 and $550,000 at September 30, 2004 and 2003. We have established a valuation allowance equal to the full amount of the deferred tax assets because our ability to use these losses is uncertain.

Interest Expense

Interest expense increased by $23,652 or 95% from $24,781 for the three months ended September 30, 2003 to $48,433 for the three months ended September 30, 2004 primarily due to an increase on convertible notes payable and the note payable to a related party.

Interest expense increased by $26,840 or 37% from $73,279 for the nine months ended September 30, 2003 to $100,119 for the nine months ended September 30, 2004 primarily due to an increase in convertible notes payable and the note payable to a related party

Page - 12

Liquidity and Capital Resources

We had cash of $14,060 and a working capital deficit of $2,436,397 at September 30, 2004. During the nine month period ended September 30, 2004, we used $450,396 in cash for operating activities, primarily due to an operating loss of $1,037,093, an increase in accounts receivable of $96,840, offset by depreciation of $2,397, a decrease in inventory of $242,638, a decrease in prepaid expenses of $5,117, an increase in accounts payable and accrued liabilities of $48,307, an increase in accrued interest payable to a related party of $37,432, an increase in accounts payable to related parties of $306,227 and an increase in accrued interest payable on convertible debt of $61,419. Cash used in operations of $450,396 was financed by an increase in convertible notes payable on demand of $457,436 and advances payable of $5,460 offset by an equipment purchase of $2,209 and the effect of exchange rate changes on cash of $5,041. A decrease in working capital of $1,041,946 was due to a decrease in current assets of $145,665 and an increase in current liabilities of $896,281. We have accumulated a deficit of $3,636,428 since inception and have a stockholders’ deficit of $2,429,458. We have no contingencies or long-term commitments except for the agreement with WebTech Wireless Inc.

Plan of Operation for the Next Twelve Months

During the next twelve months we hope to negotiate a mutually agreeable settlement with WebTech which will provide us with sufficient cash flow to fund our working capital needs while we seek out new business opportunities. Although the foregoing actions are expected to cover our anticipated cash needs for working capital for at least the next 12 months, no assurance can be given that we will be able to raise sufficient cash to meet these cash requirements.

We plan to improve cash flow by cutting costs to the bare minimum and negotiating a favorable settlement with WebTech.

We are not currently conducting any research and development activities.

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

Page - 13

Contractual Obligations

The following table provides a summary of GlobeTrac’s debt obligation as of September 30, 2004. This table excludes obligations under the master distributorship agreement because commitments under that agreement have been verbally waived and GlobeTrac cannot predict what its commitments will be, if any at September 30, 2004. At the date of writing these contractual commitments are still under negotiation with WebTech and it is still not known whether WebTech will try to enforce said commitments and thereby effectively remove our exclusivity for Europe or whether they will agree to forego or defer this commitment. GlobeTrac has not included advances payable because these advances have no fixed terms of repayment and GlobeTrac cannot predict when they will repay them.

CONTRACTUAL PAYMENTS DUE BY YEAR

Current Year 2004

Note and accrued interest payable to related party	$ 592,226
Convertible notes and accrued interest payable on demand	1,571,167

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

Forward-looking statements in this Form 10-QSB include statements regarding the following expectations:

1.	GlobeTrac’s reseller in France will not continue to purchase the WebTech product.
2.	GlobeTrac will cease all business development and marketing activities.
3.	WebTech will allow GlobeTrac to terminate the Master Distribution Agreement.
4.	GlobeTrac will successfully restructure an ongoing business relationship with WebTech.
5.	Cash flow limitations will cause GlobeTrac to wind down operations in Global Axxess Corporation Limited and GlobeTrac Limited.
6.	Portal customers will not be adversely affected while negotiations with WebTech are in progress.
7.	Negotiations with WebTech will lead to a mutually viable solution.
8.	GlobeTrac will seek out a new business.
9.	GlobeTrac will enter into a mutually agreeable settlement with WebTech .
10.	GlobeTrac will receive sufficient cash from WebTech to fund their working capital needs while they seek our new business opportunities.
11.	GlobeTrac will be able to cut costs to the bare minimum.

All forward-looking statements are made as of the date of filing of this Form 10-QSB and GlobeTrac disclaims any duty to update such statements.

Page - 14

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

Page - 15

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

Page - 16

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, GlobeTrac has caused this report to be signed on its behalf by the undersigned duly authorized person.

GLOBETRAC INC.

By: /s/ Jim Pratt
Name:     Jim Pratt
Title:    Director and CEO
Dated:    November 15, 2004

By: /s/ John daCosta
Name:     John daCosta
Title:    CFO
Dated:    November 15, 2004

Page - 17

Exhibit 31

Page - 18

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

Date: November 15, 2004

/s/ Jim Pratt
Jim Pratt
Chief Executive Officer

Page - 19

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

Date: November 15, 2004

/s/ John daCosta
John daCosta
Chief Financial Officer

Page - 20

Exhibit 32

Page - 21

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. ("GlobeTrac") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jim Pratt, President, Chief Executive Officer of GlobeTrac and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of GlobeTrac.

/s/ Jim Pratt
Jim Pratt
Chief Executive Officer
November 15, 2004

Page - 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. ("GlobeTrac") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John daCosta, Secretary, Treasurer, and Chief Financial Officer of GlobeTrac, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of GlobeTrac.

/s/ John daCosta
John daCosta
Chief Financial Officer
November 15, 2004

Page - 23