Form 10KSB
period 2004-12-31
GLOBETRAC INC
filed 2005-04-18
CIK 1143238

United states
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
Commission file number

GLOBETRAC INC.
(Name of Small Business Issuer in its charter)

Incorporated in the State of Delaware (State or other jurisdiction of incorporation or organization)	33-0953557 (I.R.S. Employer Identification No.)
1100 Melville Street, Suite 600, Vancouver, British Columbia, Canada (Address of principal executive offices)	V6E 4A6 (Zip Code)

Issuer’s telephone number: 1-800-648-4287

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

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

Page - 1

State issuer’s revenues for its most recent fiscal year.  $25,037

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $362,475, as of April 13, 2005 ($0.027 close)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 13, 2005
Common Stock - $0.001 par value	22,190,000

Documents incorporated by reference: Exhibit 2.1 (Articles of Incorporation) and Exhibit 2.2 (By-laws) both filed as exhibits to GlobeTrac’s registration statement on Form SB-2 filed on August 2, 2001; Exhibit 10.1 (Master Distributorship Agreement) filed as an exhibit to GlobeTrac’s Form 8-K (Current Report) filed on September 11, 2002; and Exhibit 10.5 (Letter Agreement) filed as an exhibit to GlobeTrac’s Form 8-K (Current Report) filed on December 22, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ x ]

Page - 2

PART I

Item 1. Description of Business.

(a)	Business Development

GlobeTrac was incorporated under the laws of the State of Delaware on March 2, 2000 under the original name “411 Place.com Inc”. On February 28, 2001, GlobeTrac changed its name to “Artescope, Inc.”

On May 6, 2002 all of the directors and officers of GlobeTrac resigned and a new director and officer was appointed.

On July 29, 2002, the company changed its name to “GlobeTrac Inc.” GlobeTrac has an authorized capital of 205,000,000 shares with a par value of $0.001, consisting of 200,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock with 22,190,000 shares of Common Stock currently issued and outstanding.

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

Also, on August 27, 2002, GlobeTrac acquired all of the outstanding shares of Global Axxess Corporation Limited for $1 and two of the directors of Global Axxess resigned and two new directors were appointed. Global Axxess is a private Irish company that was incorporated on December 31, 1997, as “Advance High Tech Development Enterprises Limited”. On April 26, 2002, the company changed its name to “Global Axxess Corporation Limited”. Global Axxess has the exclusive rights to distribute global wireless tracking and telematics products in Europe. See Exhibit 10.1 - Master Distributorship Agreement for more information.

Also, on August 27, 2002, Global Axxess acquired the beneficial ownership of all the outstanding shares of Globetrac Limited for one British pound and all the directors of Globetrac Limited resigned and two new directors were appointed. Globetrac Limited was incorporated in the United Kingdom on March 28, 2002 as a private limited company under the name “Global Axxess Tracking Limited”. On July 19, 2002 the company changed its name to Globetrac Limited. Globetrac Limited was in the business of selling, marketing, distributing and installing the global wireless tracking and telematics equipment.

Effective November 1, 2004, GlobeTrac decided to wind down its operations due to cash flow limitations. Additionally, GlobeTrac reached an agreement with WebTech Wireless to cancel the master distributorship agreement and to restructure its ongoing business relationship with WebTech Wireless. See Exhibit 10.5 - Letter Agreement for more information. Pursuant to the terms of the Letter Agreement WebTech acquired specific assets and liabilities of GlobeTrac. WebTech has agreed to pay a 6% commission/royalty on gross sales from qualified potential customers and resellers, which will be included for commission purposes if such business commences within 12 months of the signed agreement. There is no cap on the royalty payable to GlobeTrac and royalties are to be paid by WebTech for 11 years beginning November 1, 2004.

Since November 1, 2004, GlobeTrac’s current principal business activity has been to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

Neither GlobeTrac nor any of its subsidiaries have been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of GlobeTrac’s business, with the exception of the sale of certain assets to WebTech in accordance with the terms set out in the Letter Agreement. See Exhibit 10.5 for more information.

(b)	Business of GlobeTrac

On November 26, 2004, GlobeTrac entered into a letter agreement with WebTech Wireless whereby GlobeTrac decided to wind down its operations effective November 1, 2004 and WebTech Wireless agreed to acquire all of GlobeTrac’s existing customers and resellers and portals in exchange for the 6% commission/royalty.

Since November 1, 2004, GlobeTrac has had minimal operations. As of November 1, 2004, GlobeTrac has no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents and significant liabilities. GlobeTrac’s sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

Page - 3

GlobeTrac will attempt to locate and negotiate with a target business for the merger of a target business into GlobeTrac. In certain instances, a target business may want to become a subsidiary of GlobeTrac or may want to contribute assets to GlobeTrac rather than merge. It is anticipated that management will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of GlobeTrac’s existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with GlobeTrac. No assurance can be given that GlobeTrac will be successful in finding or acquiring a desirable target business, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any business opportunity, which does occur, will be on terms that are favorable to GlobeTrac or its current stockholders.

A target business, if any, which may be interested in a business combination with GlobeTrac may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company that is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company that wants to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company that believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company that wants to gain an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

Management believes that there are perceived benefits to being a reporting company with a class of publicly-registered securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

GlobeTrac anticipates that the target businesses or business opportunities presented to it will (1) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (2) experiencing financial or operating difficulties; (3) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (4) or other similar characteristics. GlobeTrac intends to concentrate its acquisition efforts on properties or businesses that management believes to be undervalued or that management believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any target business or business opportunity may have little or no operating history, or a history of losses or low profitability.

GlobeTrac does not propose to restrict its search for business opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. GlobeTrac’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. However, management believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

Management, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing GlobeTrac’s business purposes. Outside consultants or advisors may be utilized by GlobeTrac to assist in the search for qualified target companies. If GlobeTrac does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as GlobeTrac has no cash assets with which to pay such obligation.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. The analysis of new business opportunities will be undertaken by, or under the supervision of GlobeTrac’s officers and directors, who are not professional business analysts. In analyzing prospective business opportunities, management may consider such matters as:

• the available technical, financial and managerial resources;
• working capital and other financial requirements; history of operations, if any;
• prospects for the future;
• nature of present and expected competition;
• the quality and experience of management services which may be available and the depth of that management
• the potential for further research, development, or exploration
• specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
• the potential for growth or expansion;
• the potential for profit; and
• the perceived public recognition or acceptance of products, services, or trades; name identification.

Page - 4

A target business may have an agreement with a consultant or advisor, providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to GlobeTrac only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

In implementing a structure for a particular target business acquisition, GlobeTrac may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. GlobeTrac may also acquire stock or assets of an existing business. Depending upon the nature of the transaction, the current officers and directors of GlobeTrac may resign their management and board positions with GlobeTrac in connection with a change of control or acquisition of a business opportunity and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances however, as a negotiated element of its transaction, GlobeTrac may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after GlobeTrac has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into GlobeTrac’s trading market may depress the market value of GlobeTrac’s securities in the future.

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of GlobeTrac that the target business stockholder would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business’s assets and liabilities, GlobeTrac’s shareholders will in all likelihood hold a substantially lesser percentage ownership interest in GlobeTrac following any merger or acquisition. Any merger or acquisition effected by GlobeTrac can be expected to have a significant dilutive effect on the percentage of shares held by GlobeTrac’s shareholders at that time.

At the present time, management has not identified any target business or business opportunity that it plans to pursue, nor has GlobeTrac reached any agreement or definitive understanding with any person concerning an acquisition or a business combination. When any such agreement is reached or other material fact occurs, GlobeTrac will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if GlobeTrac has subsequently filed a Form 8-K.

Management anticipates that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for stockholder’s investments. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Competition

GlobeTrac will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than GlobeTrac. In view of GlobeTrac’s combined extremely limited financial resources and limited management availability, GlobeTrac will continue to be at a significant competitive disadvantage compared to its competitors.

Page - 5

GlobeTrac expects to encounter substantial competition in its efforts to locate attractive business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, and brokerage firms. Some of these types of organizations are likely to be in a better position than GlobeTrac to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than GlobeTrac, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. GlobeTrac also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Neither GlobeTrac nor its subsidiaries currently own any patents or trade marks. Also, they are not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trade marks, with the exception of the terms set out in the Letter Agreement among Global Axxess, WebTech Wireless International and WebTech Wireless Inc. See Exhibit 10.5 - Letter Agreement for more information.

Expenditures on Research and Development During the Last Two Fiscal Years

GlobeTrac has not spent any funds on research and development activities in the last two fiscal years except for funds spent for the development of its website.

GlobeTrac is not currently conducting any research and development activities.

Number of Total Employees and Number of Full Time Employees

GlobeTrac currently has no employees. Management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

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

Risks associated with GlobeTrac’s business:

1.	GlobeTrac lacks an operating history and has losses that it expects will continue into the future. If the losses continue GlobeTrac will have to suspend operations or cease operations.

GlobeTrac has no operating history upon which an evaluation of its future success or failure can be made. GlobeTrac has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. GlobeTrac’s net loss since inception is $3,963,224. For the 12 months ended December 31, 2004, operating expenses decreased by $149,546 from $755,273 for the year ended December 31, 2003 to $605,727 for the year ended December 31, 2004. See “Management Discussion and Analysis” on page 11 for more details.

GlobeTrac currently has few assets, significant liabilities, and limited financial resources. GlobeTrac will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This will most likely result in GlobeTrac incurring a net operating loss that will increase continuously until GlobeTrac can consummate a business combination with a target business. There is no assurance that GlobeTrac can identify such a target business and consummate such a business combination.

Page - 6

2.	GlobeTrac has no agreement for a business combination and there are no minimum requirements for a business combination.

GlobeTrac has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that GlobeTrac will be successful in identifying and evaluating suitable target businesses or business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target business. GlobeTrac has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that it will require a target business to have achieved, or without which GlobeTrac would not consider a business combination with such target business. Accordingly, GlobeTrac may enter into a business combination with a target business having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that GlobeTrac will be able to negotiate a business combination on terms favorable to GlobeTrac.

3.  GlobeTrac does not have sufficient funds to acquire or operate a target business.

GlobeTrac has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if GlobeTrac’s currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a target business, such funds will clearly not be sufficient to enable it to exploit the business opportunity. Thus, the ultimate success of GlobeTrac will depend, in part, upon its availability to raise additional capital. If GlobeTrac requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholders. However, GlobeTrac has not investigated the availability, source, or terms that might govern the acquisition of the additional capital that is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to GlobeTrac. If not available, GlobeTrac operations will be limited to those that can be financed with its modest capital.

4.  GlobeTrac has not formalized the terms of the Letter Agreement into a final agreement with WebTech and as a result may never receive a royalty/commission payment from WebTech, which would negatively impact GlobeTrac’s current revenue stream and its operations.

GlobeTrac and WebTech are still negotiating and finalizing the terms of the letter agreement and formalizing the terms into a more formal agreement. As of today, WebTech has not paid any royalty/commission to GlobeTrac that is due and owing and WebTech may never pay any royalty/commission to WebTech. WebTech ahs failed to pay the royalty/commission as a result of the formal agreement not being finalized and signed by the parties. The failure to pay the royalty/commission now has negatively impacted GlobeTrac’s operations and if the royalty/commission is not paid in the future GlobeTrac may have to cease operations.

Risks associated with GlobeTrac’s industry:

5.	GlobeTrac faces significant competition for business opportunities and combinations and there may be a scarcity of available business opportunities.

GlobeTrac is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business opportunities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of target businesses that may be merger or acquisition target candidates for GlobeTrac. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than GlobeTrac and, consequently, GlobeTrac will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, GlobeTrac will also compete in seeking merger or acquisition candidates with other small public companies, some of which may also have funds available for use by an acquisition candidate. See “Business of GlobeTrac - Competition” for more details.

6.  GlobeTrac’s business and operating results may be harmed by inflation and deflation.

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

Page - 7

7.	Reporting requirements may delay or preclude any merger or acquisition, which may adversely affect GlobeTrac’s business.

GlobeTrac is required to provide certain information about significant acquisitions including audited financial statements of the target business. Obtaining audited financial statements are the economic responsibility of the target business. The additional time and costs that may be incurred by some potential target businesses to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by GlobeTrac. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target business’s agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to GlobeTrac at the time of effecting a business combination. In cases where audited financials are unavailable, GlobeTrac will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a target business might prove to be an unfavorable one for GlobeTrac.

8.  Regulation under the Investment Act of 1940 may adversely affect GlobeTrac’s business.

If GlobeTrac engages in business combinations that would result in GlobeTrac holding passive investment interests in a number of entities, GlobeTrac could be subject to regulation under the Investment Company Act of 1940. In such event, GlobeTrac would be required to register as an investment company and could be expected to incur significant registration and compliance costs. GlobeTrac has obtained no formal determination from the Securities and Exchange Commission as to the status of GlobeTrac under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject GlobeTrac to material adverse consequences.

Risks associated with GlobeTrac and its subsidiaries:

9.  GlobeTrac’s stock price is volatile.

The stock market in general, and the stock prices of GlobeTrac’s Common Stock in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of GlobeTrac’s Common Stock has fluctuated in the past and is likely to fluctuate in the future as well, especially if GlobeTrac’s Common Stock continues to be thinly traded. Factors that may have a significant impact on the market price of GlobeTrac’s Common Stock include:

a.	announcements concerning GlobeTrac or its competitors, including the negotiation for or acquisition of a target business;
b.	announcements regarding financial developments;
c.	government regulations, including stock option accounting and tax regulations;
d.	acts of terrorism and war; or
e.	rumors or allegations regarding GlobeTrac’s financial disclosures or practices.

10.
A small number of GlobeTrac’s stockholders own a substantial amount of GlobeTrac’s Common Stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of GlobeTrac’s Common Stock could drop significantly.

Because GlobeTrac’s officers and directors own more than 20.3% of the outstanding shares of Common Stock, they will be able to significantly decide who will be directors and any other stockholders may not be able to elect any directors. In addition, other stockholders also own substantial amounts of shares of GlobeTrac’s Common Stock. Sales of a large number of shares of GlobeTrac’s Common Stock or even the availability of a substantial number of shares for sale could have the effect of reducing the price per share of GlobeTrac’s Common Stock, especially if the Common Stock continues to be thinly traded.

11.	GlobeTrac may not be able to attract and retain qualified personnel necessary for the implementation of its business strategy.

GlobeTrac’s future success depends largely upon the continued service of its Board members, executive officers and other key personnel. GlobeTrac’s success also depends on its ability to attract, retain and motivate qualified personnel. GlobeTrac may have particular difficulty attracting and retaining key personnel as a company with no or minimal assets and financial sources. GlobeTrac does not maintain key person life insurance on any of its personnel. The loss of one or more of its key employees or its inability to attract, retain and motivate qualified personnel could negatively impact GlobeTrac’s ability to locate and acquire a target business.

Page - 8

12.	Current management of GlobeTrac may change and there may be a change in control of GlobeTrac as a result of the acquisition of a target business.

In conjunction with completion of a business acquisition, it is anticipated that GlobeTrac will issue an amount of GlobeTrac’s authorized but unissued Common Stock that represents the greater majority of the voting power and equity of GlobeTrac, which will, in all likelihood, result in shareholders of a target business obtaining a controlling interest in GlobeTrac. As a condition of the business combination agreement, the current shareholders of GlobeTrac may agree to sell or transfer all or a portion of GlobeTrac’s Common Stock they own so to provide the target business with all or majority control. The resulting change in control of GlobeTrac will likely result in removal of the current officers and directors of GlobeTrac and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

A business combination involving the issuance of GlobeTrac’s Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in GlobeTrac. Any such business combination may require GlobeTrac’s management to sell or transfer all or a portion of GlobeTrac’s Common Stock held by them, and/or resign as members of the Board of Directors. The resulting change in GlobeTrac’s control could result in removal of one or more present officers and directors and a corresponding reduction in or elimination of their participation in GlobeTrac’s future affairs.

13.  GlobeTrac does not expect to pay dividends in the foreseeable future.

GlobeTrac has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. GlobeTrac intends to retain earnings, if any, to develop and expand its business.

14.	Dilution.

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of GlobeTrac’s Common Stock may increase or decrease, perhaps significantly.

15.  “Penny Stock” rules may make buying or selling GlobeTrac’s Common Stock difficult, and severely limit their market and liquidity.

Trading in GlobeTrac’s securities is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules. These rules govern how broker-dealers can deal with their clients and “penny stocks”. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in GlobeTrac’s securities, which could severely limit their market price and liquidity of its Common Stock. See “Penny Stock rules” on page 11 for more details.

Item 2. Description of Property.

GlobeTrac currently does not have a principal executive office. GlobeTrac’s mailing address is 1100 Melville Street, Suite 600, Vancouver, British Columbia, V6E 4A6, Canada. Other than this mailing address, GlobeTrac does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. GlobeTrac pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of GlobeTrac’s CFO.

It is likely that GlobeTrac will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Item 3. Legal Proceedings.

GlobeTrac is not a party to any pending legal proceedings and, to the best of GlobeTrac’s knowledge, none of GlobeTrac’s property or assets are the subject of any pending legal proceedings

Page - 9

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

GlobeTrac’s Common Stock has been quoted on the NASD OTC Bulletin Board since March 2002 under the symbol “GBTR” (formerly “ARTE”). However, from March 2002 to June 2002, GlobeTrac’s Common Stock did not trade. The first trade occurred on June 28, 2002. The table below gives the high and low bid information for each fiscal quarter since GlobeTrac’s Common Stock has been quoted. The bid information was obtained from Nasdaq.com and OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
13 April 2005	0.03	0.026	OTC Bulletin Board
31 March 2005	0.05	0.025	OTC Bulletin Board
31 December 2004	0.14	0.03	OTC Bulletin Board
30 September 2004	0.28	0.13	OTC Bulletin Board
30 June 2004	0.49	0.20	OTC Bulletin Board
31 March 2004	$0.51	$0.29	OTC Bulletin Board
31 December 2003	$1.40	$0.52	OTC Bulletin Board
30 September 2003	$2.30	$1.01	OTC Bulletin Board
30 June 2003	$1.09	$0.75	OTC Bulletin Board
31 March 2003	$1.08	$0.51	Nasdaq.com

(b) Holders of Record

There are approximately 130 holders of record of GlobeTrac’s Common Stock.

(c) Dividends

GlobeTrac has declared no dividends on its Common Stock, with the exception of the following, and is not subject to any restrictions that limit its ability to pay dividends on its shares of Common Stock. Dividends are declared at the sole discretion of GlobeTrac’s Board of Directors.

On May 17, 2002, the Board of Directors declared a stock dividend of three shares for every one share of Common Stock issued. The stock dividend was paid out on May 28, 2002.

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

Page - 10

There are no other outstanding options or warrants to purchase, or securities convertible into, shares of GlobeTrac’s Common Stock.

(e)	Penny Stock Rules

Trading in GlobeTrac’s Common Stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends GlobeTrac’s Common Stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in GlobeTrac’s securities, which could severely limit their market price and liquidity of GlobeTrac’s securities.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF GLOBETRAC FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004 AND 2003. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN.

Overview

GlobeTrac was incorporated in the state of Delaware on March 2, 2000 under the name 411Place.com. In February 2001, GlobeTrac changed its name to Artescope, Inc, was headquartered in Fountain Valley, California, and was in the business of providing digital graphic design and production services for commercial and corporate enterprises. On July 29, 2002 GlobeTrac changed its name to “GlobeTrac Inc.” and changed its business direction to selling, marketing, distributing and installing global position system location, information and tracking systems in Europe.

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

Also, on August 27, 2002, Global Axxess acquired the beneficial ownership of all of the issued and outstanding shares of Globetrac Limited (“Globetrac England”) for one British pound. Globetrac England was incorporated in the United Kingdom on March 28, 2002 as a private limited company under the name “Global Axxess Tracking Limited”. On July 19, 2002 the company changed its name to “Globetrac Limited”. Globetrac England was in the business of selling, marketing, distributing and installing the global wireless tracking and telematics equipment. As part of GlobeTrac acquiring all of the shares of Global Axxess, Jim Pratt was appointed to the board of directors of GlobeTrac and appointed its president on September 3, 2002. Also, on August 27, 2002, Jim Pratt and John daCosta were appointed to the board of directors of each of Global Axxess and Globetrac England.

Page - 11

On November 1, 2004, GlobeTrac began to wind down its European operations and entered into negotiations with WebTech. In order not to affect existing customers/resellers, WebTech agreed to acquire all of GlobeTrac’s existing customers/resellers and portals effective November 1, 2004 based on a letter agreement dated November 26, 2004.

WebTech acquired specific assets and liabilities of GlobeTrac Limited and, in consideration for this and all of the time and effort expended by GlobeTrac Limited in launching the European market, WebTech has agreed to pay a six percent commission/royalty on gross sales. This royalty is based on both existing and qualified potential customers/resellers that GlobeTrac Limited had either procured or previously contacted. A list of customers/resellers, including qualified potential customers/resellers was provided to WebTech. Sales from qualified potential customers/resellers will be included for commission purposes if such business commences within 12 months of the signed agreement. There is no cap on the royalty payable to the Company and royalties are to be paid by WebTech for 11 years from November 1, 2004.

Globetrac management believes that due to slower than expected sales, warranty issues, faulty product, insufficient funding, insufficient margins and the potential risk of becoming insolvent this agreement is in the best interest of both parties and will allow Globetrac the ability to seek new business opportunities.

GlobeTrac has accumulated a deficit of approximately $4 million to date and will require additional financing to continue operate and to seek out new business opportunities. GlobeTrac plans to mitigate its losses in future years by the closing of its European operations, through receipt of the royalty payments from WebTech and reducing certain operating expenses that were associated with their European operations. However, there is no assurance that GlobeTrac will be able to obtain additional financing or that they will be successful in seeking new business opportunities or that they will receive any royalties from WebTech or that they will be able to reduce operating expenses associated with closing down their European operations. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Results of Operations

Revenues

Revenue increased by $25,037 or 100% from $nil for the year ended December 31, 2003 to $25,037 for the year ended December 31, 2004. The increase was due to a 6% royalty which relates to the letter agreement Globetrac entered into on November 26, 2004. The current and prior year’s sales from the wireless tracking business have been reclassified as part of loss from discontinued operations.

Revenue increased by $411,000 or 972% from $42,000 for the year ended December 31, 2002 to $454,000 for the year ended December 31, 2003. The increase in revenue was caused by GlobeTrac’s sales and marketing programs aimed at gaining market share through brand recognition in the wireless tracking industry. During 2004, GlobeTrac changed its market focus from selling its products to end-users and concentrated its efforts on selling to resellers. By concentrating on resellers GlobeTrac managed to get more products into the market, which allowed its wireless tracking devices to more quickly gain market recognition and in turn greater market acceptance. However, continuing product problems, diminishing margins and escalating costs made the continuance of the business unviable.

Cost of Sales

Cost of sales remained at $nil for the years ended December 31, 2004 and December 31, 2003. Due to the letter agreement GlobeTrac entered into on November 26, 2004, cost of sales for the years ended December 31, 2004 and 2003, were reclassified to loss from discontinued operations. GlobeTrac’s gross margin increased by $25,037 or 100% from $nil for the year ended December 31, 2003 to $25,037 for the year ended December 31, 2004.

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

Page - 12

Operating Expenses

Operating expenses decreased by $149,546 or 20% from $755,273 for the year ended December 31, 2003 to $605,727 for the year ended December 31, 2004. The decrease was primarily due to decreases of $50,008 in consulting fees, $11,738 in office expenses, $1,048 in bank charges, $56,499 in management fees, $1,421 in telephone and $43,712 in marketing, offset by increases of $2,365 in professional fees, $3,076 in filing fees and $9,439 in travel. Due to the November 26, 2004 letter agreement, whereby GlobeTrac disposed of their wireless tracking business, the expenses associated with this business have been reclassified in loss from discontinued operations.

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

Deferred Tax Assets

GlobeTrac had deferred tax assets of approximately $1,075,978 and $726,090 at December 31, 2004 and 2003. GlobeTrac has established a valuation allowance equal to the full amount of the deferred tax assets because GlobeTrac’s ability to use these losses is uncertain.

Interest Expense

Interest expense increased by $31,892 or 36% from $88,694 at December 31, 2003 to $120,676 at December 31, 2004, primarily due to interest on convertible notes payable and the note due to a related party.

Interest expense increased by $74,000 or 318% from $23,000 at December 31, 2002 to $98,000 at December 31, 2003 primarily due to interest on convertible notes payable and the note due to a related party.

Foreign Exchange

Foreign exchange transaction losses decreased by $448 from $1,344 at December 31, 2003 to $896 at December 31, 2004 primarily due to strengthening of the United Kingdom pound in relation to the United States dollar and due to reclassification of foreign exchange associated with the wireless tracking business to loss from discontinued operations.

Foreign exchange transaction losses increased by $18,000 from $2,000 at December 31, 2002 to $20,000 at December 31, 2003 primarily due to strengthening of the United Kingdom pound in relation to the United States dollar.

Liquidity and Capital Resources

GlobeTrac had cash of $1,342 and a working capital deficit of $2,754,119 at December 31, 2004. During the year ended December 31, 2004, GlobeTrac used $391,128 in cash for operating activities, primarily for an operating loss of $1,363,889, an increase in accounts receivable of $1,110 offset by a decrease in inventory of $378,713, a decrease in prepaids of $19,145, an increase in accounts payable and accrued liabilities of $59,425, an increase in accounts payable to related parties of $361,272, an increase in interest payable to a related party of $50,000, an increase in accrued interest payable on convertible notes of $95,981, depreciation of $2,396 and a loss on sale of fixed assets of $6,939. Cash used in operations of $391,128 was financed by an increase in convertible notes payable of $390,915 which was offset by a decrease in advances payable of $2,141 and by purchases of fixed assets of $2,208.

A decrease in working capital of $1,359,668 was due to a decrease in current assets of $404,216 and an increase in current liabilities of $955,452. GlobeTrac has accumulated a deficit of $3,963,224 since inception and has a stockholders’ deficiency of $2,754,119. GlobeTrac has no contingencies or long-term commitments.

Page - 13

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

A decrease in working capital of $1,087,000 was due to a decrease in current assets of $74,000 and an increase in current liabilities of $1,013,000. GlobeTrac has accumulated a deficit of $2,600,000 since inception and have a stockholders’ deficiency of $1,400,000. GlobeTrac has no contingencies or long-term commitments except for the agreement with WebTech Wireless Inc.

 Plan of Operation for the Next Twelve Months

Over the next twelve months Globetrac plans to seek new business opportunities and collect royalty payments from WebTech.

GlobeTrac anticipates funding its working capital needs for the next 12 months through the royalty payments from WebTech, the equity capital markets, private advances, and loans. Although the foregoing actions are expected to cover its anticipated cash needs for working capital and capital expenditures for at least the next 12 months, no assurance can be given that GlobeTrac will be able collect any royalty payments or raise sufficient cash to meet these cash requirements.

GlobeTrac plans to cover operating costs until such time as a new business opportunity is located, by receiving royalty payments from WebTech raising additional capital through private placements of stock, private advances, and loans.

GlobeTrac is not currently conducting any research and development activities. GlobeTrac does not anticipate conducting such activities in the near future. If GlobeTrac seeks out a new business opportunity, GlobeTrac may be required to hire additional employees, independent contractors as well as purchase or lease additional equipment.

GlobeTrac anticipates continuing to rely on equity sales of Common Stock to fund its operations and seek out new business opportunities, the issuance of any additional Common Stock will result in dilution to existing shareholders of GlobeTrac.

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

Foreign Currency

The financial statements of GlobeTrac’s UK and Irish subsidiaries are measured using the British Pound and Euro as the functional currencies. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in consolidated net income.

Comprehensive Income

Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the current period represents foreign currency translation items associated with GlobeTrac’s UK and Irish operations.

Page - 14

Contractual Obligations

The following table provides a summary of GlobeTrac’s debt obligation as of December 31, 2004. GlobeTrac has not included repayments of notes payable because these notes are repayable on demand and GlobeTrac does not know when or if payment will be demanded.

   Contractual Payment Due by Period
                                                                 2005

Note Payable to Related Party       $604,795

Internal and External Sources of Liquidity

GlobeTrac has funded its operations principally from issuance and subscription for Common Stock, borrowings in the form of advances payable, demand loans and funds received from related parties.

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

Forward-looking statements in this Form 10-KSB include statements regarding the following expectations:

1. WebTech will pay GlobeTrac a six percent commission/royalty on gross sales.
2. GlobeTrac will receive the six percent commission/royalty from WebTech for eleven years.
3. The WebTech agreement is in the best interest of both parties.
4. GlobeTrac will be successful in locating a new business opportunity.
5. GlobeTrac will require additional financing.
6. GlobeTrac will reduce operating expenses.
7. GlobeTrac will be able to fund its working capital needs for the next 12 months through receipt of royalty payments, the equity capital markets, private advances and loans.
8. GlobeTrac will cover operating costs through receipt of royalty payments, raising additional capital through private placements of stock, private advances and loans.
9. GlobeTrac will have to hire additional employees, independent contractors and purchase or lease additional equipment.
10. Inflation will not have a material impact on GlobeTrac’s future operations.

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

Page - 15

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

Item 7. Financial Statements

See audited financial statements for the period ended December 31, 2004 and 2003 attached as Exhibit A to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

GlobeTrac’s principal independent accountant, Tim Quintanilla of Hall & Company, Certified Public Accountants Inc., has not changed since the date of incorporation and there have been no disagreements with GlobeTrac’s principal independent accountant.

Item 8A.     Controls and Procedures.

GlobeTrac maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in GlobeTrac’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to GlobeTrac’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, GlobeTrac’s Chief Executive Officer and Chief Financial Officer believe GlobeTrac’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by GlobeTrac in this report is accumulated and communicated to GlobeTrac’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, GlobeTrac’s chief executive officer and chief financial officer concluded that GlobeTrac’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004.

There were no significant changes in GlobeTrac’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 8B. Other Information

During the fourth quarter of the fiscal year covered by this Form 10-KSB, GlobeTrac had no information to be disclosed as required on a Form 8-K.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Identify Directors and Executive Officers

Each director of GlobeTrac or its subsidiaries holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Page - 16

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

Jim Pratt ● Mr. Pratt (56 years old) has been a director and the CEO of GlobeTrac since September 2002. Mr. Pratt has been a director of Global Axxess since August 2002. Mr. Pratt has been a director and the CEO of Globetrac Limited since August 27, 2002. In the past five years, Mr. Pratt served as the CEO of Peoples Phone in Hong Kong and is currently the Managing Director of Asia Wireless, a Division of Telstra On Air, Telstra Corporation of Australia. He oversees all of Telstra Group’s wireless operations and is responsible for their various investments throughout the Asia Pacific Region. Mr. Pratt has more than thirty years international management experience in the Asia-Pacific telecommunications industry. Also, Mr. Pratt currently represents Singtel Optus Limited as the chairman of the GSM Association. Mr. Pratt is also a non-executive director of Brek Energy Corporation, a NASDAQ-quoted company.

David Patriquin ● Mr. Patriquin (62) has been a director of GlobeTrac since November 2002. Mr. Patriquin is a businessman who operates several private businesses, including a private mortgage business, a restaurant and lounge for the past 24 years and a real estate investment company for the past 29 years.

John daCosta ● Mr. daCosta (40) has been the CFO of GlobeTrac since May 2002. Mr. daCosta has been a director of Global Axxess since August 2002. Mr. daCosta has been a director of Globetrac Limited since August 27, 2002 and the corporate secretary since February 25, 2003. In the past five years, Mr. daCosta has worked with numerous public and private companies in providing accounting and management services.

Colin Albert ● Mr. Albert (38) has been appointed the chief operating officer of Globetrac Limited. Mr. Albert is responsible for devising and implementing sales and marketing methodologies to expand the breadth and productivity of Globetrac Limited’s sales and marketing efforts, and achieving the highest levels of customer satisfaction. Mr. Albert comes to Globetrac Limited with more than 10 years experience in operations management, sales and marketing, and business development. Mr. Albert previously worked for AstraZeneca Pty Ltd (NYSE:AZN), one of the world’s largest pharmaceutical companies, where he held positions in national sales management, regional business management and product management, playing a key role in setting corporate strategy for defined areas of the company in sales and marketing.

Lloyd Crook ● Mr. Crook (47) has been appointed Lloyd Crook as the chief technology officer of Globetrac Limited. Previously, Mr. Crook was an engineering support manager for Lucent Technologies and was instrumental in implementing, supporting and maintaining Lucent's 3G 1X network in Romania.

(b) Identify Significant Employees

GlobeTrac does not have any significant employees.

Page - 17

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

(e) Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and GlobeTrac is not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following. Gregory Pek failed to file a Form 5 (Annual Statement of Beneficial Ownership). The other affiliates, in lieu of filing a Form 5, provided GlobeTrac with a written representation that a Form 5 was not required.

(f) Audit Committee Financial Expert

GlobeTrac has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive.

(g) Code of Ethics

GlobeTrac has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of GlobeTrac’s adopted code of ethics is attached to this annual report. See Exhibit 99.1 - Code of Ethics for more information. Also, GlobeTrac’s code of ethics has been posted on its website at www.globetrac.com. GlobeTrac undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Brad Long at 1-800-648-4287 to request a copy of GlobeTrac’s code of ethics. Management believes GlobeTrac’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Page - 18

Item 10. Executive Compensation.

GlobeTrac has paid $372,418 in compensation to its named executive officers during its 2004 fiscal year.

SUMMARY COMPENSATION TABLE

Long-term compensation
		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Pay- outs ($) (h)	All other compen-sation ($) (i)
Jim Pratt, CEO Sept 2002 -Present	2002 2003 2004	80,415 270,829 25,000	nil nil nil	nil 21,074 (2) 20,693 (3)	nil nil nil	nil nil nil	nil nil nil	nil nil nil (7)
John daCosta, CFO (1) May 2002-Present	2002 2003 2004	12,000 24,000 11,301	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil 80,000 (8) 80,000 (8)
Colin Albert, COO June 2003 - Oct 2004	2002 2003 2004	n/a 61,618 136,717	n/a nil nil	n/a 10,735 (4) 15,982 (5)	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil (9)
Lloyd Crook, CTO July 2003 - Oct 2004	2002 2003 2004	n/a 38,259 nil	n/a nil nil	n/a 3,697 (6) nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil 82,725 (10) (11)
Renee Close - President Mar 2000 - May 2002	2002 2003 2004	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a
(1) John daCosta was also the CEO of GlobeTrac from May 2002 to September 2002.
(2) GlobeTrac reimbursed Jim Pratt $17,734 for house rent and $3,700 in car allowance.
(3) GlobeTrac reimbursed Jim Pratt $20,693 for house rent.
(4) Colin Albert received $6,779 in national insurance benefits and $3,956 for a car allowance.
(5) GlobeTrac paid $8,722 in national insurance benefits on behalf of Colin Albert.
(6) Lloyd Crook received 3,697 for a car allowance.
(7) Jim Pratt is owed $239,090 for back salary.
(8) Paid to DaCosta Management Corp., which John daCosta is the sole director and shareholder, for management fees for administrative and accounting services.
(9) Colin Albert is owed $8,578 for termination layouts.
(10) Paid to FormFin, a company wholly owned by Lloyd Crook, for consulting fees, and car allowance.
(11) Lloyd Crook is owed $27,990 for termination layouts.

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

Page - 19

Item 11. Security Ownership of Certain Beneficial Holders and Management.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Stock	Jim Pratt 32 Greenwich Road, Greenwich Sydney, NSW 2065 Australia	3,500,000	15.77%
Common Stock	Gregory M. Pek 19/F, 80 Gloucester Road Wanchai, Hong Kong	4,000,000	18.03%
[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2] Based on 22,190,000 shares of Common Stock issued and outstanding as of April 14, 2005.

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	Jim Pratt 32 Greenwich Road, Greenwich Sydney, NSW 2065 Australia	3,500,000	15.77%
Common Stock	David Patriquin 2306 Folkstone Way West Vancouver, BC V7S 3C7	1,015,000 [2]	4.63%
Common Stock	John daCosta 600 - 1100 Melville Street Vancouver, BC V6E 4A6	0	0%
Common Stock	Colin Albert Unit 5, #11 Carnarvan Road Reading, Berkshire U.K. RG1 5SB	0	0%
Common Stock	Lloyd Crook 25 Thornton Way Spencers Wood, Berkshire U.K. RG7 1WY	0	0%
Common Stock	Directors and Executive Officers (as a group)	4,515,000	20.35%
[1] Based on 22,190,000 shares of Common Stock issued and outstanding as of April 14, 2005.
[2] This number includes 320,000 shares that are beneficially owned indirectly and 500,000 shares that may be acquired as part of a call option.

(c) Changes in Control

GlobeTrac is not aware of any arrangement that may result in a change in control of GlobeTrac.

Page - 20

Item 12. Certain Relationships and Related Transactions.

(a) Relationships with Insiders

No member of management, executive officer or security holder has had any direct or indirect interest in any transaction to which GlobeTrac or any of its subsidiaries was a party with the exception of the following:

Loan from David Patriquin to GlobeTrac

On November 27, 2002, GlobeTrac borrowed $500,000 from David Patriquin, a director of GlobeTrac. Interest on the loan accrues at 10% compounded annually. All outstanding interest and principal was due and payable on November 27, 2004. GlobeTrac may repay the loan in whole or in part at anytime without penalty. See Exhibit 10.2 - Loan Agreement for more information.

(b) Transactions with Promoters

GlobeTrac does not currently have a promoter. No one has received anything of value from GlobeTrac or its subsidiaries nor is any person entitled to receive anything of value from GlobeTrac or its subsidiaries for services provided as a promoter of GlobeTrac or its subsidiaries.

Item 13. Exhibits and Reports on Form 8-K.

(a) Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	1. Audited Financial Statements for the period ended December 31, 2004	Included
3.1	Articles of Incorporation filed as an Exhibit to GlobeTrac’s registration statement on Form SB-2 filed on August 2, 2001, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an Exhibit to GlobeTrac’s registration statement on Form SB-2 filed on August 2, 2001, and incorporated herein by reference.	Filed
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

Filed
10.2

Loan Agreement dated November 27, 2002 between GlobeTrac Inc. and David Patriquin with attached promissory note dated November 27, 2002, filed as an exhibit to GlobeTrac’s Form 10-KSB filed on April 15, 2003, and incorporated herein by reference.

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

Filed
10.5

Letter Agreement dated November 26, 2004, among Global Axxess Corporation Limited , WebTech Wireless International and WebTech Wireless Inc. filed as an exhibit to GlobeTrac’s Form 8-K filed on December 22, 2004, and incorporated herein by reference

Filed

Page - 21

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

2004 - $38,000- Hall & Company, Certified Public Accountants Inc.
2003 - $18,923 - Hall & Company, Certified Public Accountants Inc.

2004 - $5,000 - Westbury Accountants and Business Advisers
2003 - $4,900 - Westbury Accountants and Business Advisers

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of GlobeTrac’s financial statements and are not reported in the preceding paragraph:

2004 - $0 - Hall & Company, Certified Public Accountants Inc.
2003 - $666 - Hall & Company, Certified Public Accountants Inc.

2004 - $0 - Westbury Accountants and Business Advisers
2003 - $5,084 - Westbury Accountants and Business Advisers

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2004 - $3,071.25 - Hall & Company, Certified Public Accountants Inc.
2003 - $1,782 - Hall & Company, Certified Public Accountants Inc.

2004 - $872 - Westbury Accountants and Business Advisers
2003 - $0 - Westbury Accountants and Business Advisers

Page - 22

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:2003 - $3,964 - Hall & Company, Certified Public Accountants Inc.

2004 - $0 - Westbury Accountants and Business Advisers
2003 - $0 - Westbury Accountants and Business Advisers

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

Page - 23

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, GlobeTrac Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

GLOBETRAC INC.
/s/ Jim Pratt
By:
Name:  Jim Pratt
Title: Director and CEO
Dated: April 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of GlobeTrac Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Jim Pratt	President, CEO, and member of the Board of Directors	April 15, 2005
/s/ David Patriquin	Member of the Board of Directors	April 15, 2005
/s/ John daCosta	Corporate Secretary, Treasurer and Chief Financial Officer	April 15, 2005

Page - 24

Exhibit 31

Page - 25

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

Date: April 15, 2005

/s/ Jim Pratt
Jim Pratt
Chief Executive Officer

Page - 26

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

Date: April 15, 2005

 /s/ John daCosta
John daCosta
Chief Financial Officer

Page - 27

Exhibit 32

Page - 28

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jim Pratt, President and Chief Executive Officer of GlobeTrac and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

 /s/ Jim Pratt
Jim Pratt
Chief Executive Officer

April 15, 2005

Page - 29

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John daCosta, Secretary, Treasurer, and Chief Financial Officer of GlobeTrac and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ John daCosta
John daCosta
Chief Financial Officer

April, 15, 2005

Page - 30

GLOBETRAC INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2004 and 2003
AND FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 31

16140 SAND CANYON AVE., SUITE 100
IRVINE, CALIFORNIA 92618
HALL&COMPANY Certified Public Accountants, Inc. (949) 910-HALL (4255)
 TAX, FINANCIAL AND MANAGEMENT CONSULTING SERVICES FAX (949) 910-4256

Report of Independent Registered Public Accounting Firm

April 14, 2005

To the Board of Directors and Stockholders of
GlobeTrac Inc.

We have audited the accompanying consolidated balance sheets of GlobeTrac Inc. of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlobeTrac Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 HALL & COMPANY

Page - 32

GLOBETRAC INC.
CONSOLIDATED BALANCE SHEETS
As at December 31, 2004 and 2003

		2004	2003

	ASSETS

CURRENT ASSETS

Cash		$1,342	$8,810
Accounts receivable
Net of allowance for doubtful accounts of $nil and $30,396		63,866	62,756
Inventory		-	378,713
Prepaids		-	19,145

		65,208	469,424

Fixed assets
Net of $nil and $3,443 accumulated depreciation		-	7,127

TOTAL ASSETS		$65,208	$476,551

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities		$142,322	$149,418
Convertible notes payable on demand		1,605,730	673,805
Due to related parties		571,275	160,003
Note payable to related party		500,000	500,000
Advances payable		-	380,649

		2,819,327	1,863,875

Commitment and Contingencies

STOCKHOLDERS' DEFICIT

Share capital
Authorized
200,000,000 common shares, $0.001 par value
5,000,000 preferred shares, $0.001 par value
Issued, outstanding and subscribed:
22,190,000 common shares		22,190	22,190
Additional paid in capital		1,167,085	1,167,085
Accumulated deficit		(3,963,224)	(2,599,335)
Other comprehensive income:
Foreign currency translation adjustment		19,830	22,736

Total Stockholders' Deficit		(2,754,119)	(1,387,324)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$65,208	$476,551

The accompanying notes are an integral part of these consolidated financial statements

Page - 33

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

	2004	2003

REVENUE	$25,037	$-

OPERATING EXPENSES

Administrative expenses	595,179	710,454
Selling expenses	10,546	44,819

Total Operating Expenses	605,725	755,273

Loss from operations	(580,688)	(755,273)

OTHER EXPENSES

Foreign exchange transaction losses	(896)	(1,344)
Interest expense	(120,676)	(88,694)

Total Other Expenses	(121,572)	(90,038)

Net loss for the year before tax provision
and discontinued operations	(702,260)	(845,311)

Provision for income tax	(800)	(3,848)

Net loss for the year before discontinued operations	(703,060)	(849,159)

DISCONTINUED OPERATIONS

Loss on disposal of business	(84,512)	-
Loss from discontinued operations	(576,317)	(923,537)
	(660,829)	(923,537)

NET LOSS FOR THE YEAR	$(1,363,889)	$(1,772,696)

OTHER COMPREHENSIVE LOSS

Foreign currency translation adjustments	(2,906)	12,795

COMPREHENSIVE LOSS	$(1,366,795)	$(1,759,901)

Basic and diluted loss per share:

Continuing operations	$(0.03)	$(0.04)
Discontinued operations	(0.03)	(0.04)

	$(0.06)	$(0.08)

WEIGHTED AVERAGE
SHARES OUTSTANDING	22,190,000	21,377,123

The accompanying notes are an integral part of these consolidated financial statements

Page - 34

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock Issued			Common Stock
				Subscribed			Accumulated
			Additional				Other
	Number of		Paid-in	Number of		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Total

Balance, January 1, 2003	21,040,000	$21,040	$18,235	-	$-	$(826,637)	$9,941	$(777,421)

Common stock subscribed,
November 21, 2003	-	-	-	250,000	250,000	-	-	250,000

Reg S, Private Placement, shares issued
for cash, November 24, 2003	900,000	900	899,100	-	-	-	-	900,000

Net loss for the year ended,
December 31, 2003	-	-	-	-	-	(1,772,698)	-	(1,772,698)

Foreign currency translation adjustments	-	-	-	-	-	-	12,795	12,795

Balance, December 31, 2003	21,940,000	21,940	917,335	250,000	250,000	(2,599,335)	22,736	(1,387,324)

Reg S, Private Placement, shares issued
for cash, June 9, 2004	250,000	250	249,750	(250,000)	(250,000)	-	-	-

Net loss for the year ended
December 31, 2004	-	-	-	-	-	(1,363,889)	-	(1,363,889)

Foreign currency translation adjustments	-	-	-	-	-	-	(2,906)	(2,906)

Balance, December 31, 2004	22,190,000	$22,190	$1,167,085	-	$-	$(3,963,224)	$19,830	$(2,754,119)

The accompanying notes are an integral part of these consolidated financial statements

Page - 35

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004 and 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the year	$(1,363,889)	$(1,772,698)

Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	2,396	2,125
Loss on sale of fixed assets	6,939	-

Change in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(1,110)	7,861
Decrease (Increase) in inventory	378,713	(208,031)
Decrease in prepaids	19,145	72,626
Increase (Decrease) in accounts payable and accrued liabilities	59,425	(4,392)
Increase in accrued interest payable to related party	50,000	50,000
Increase in accounts payable to related parties	361,272	64,675
Increase in accrued interest payable on convertible notes	95,981	48,242

NET CASH USED IN OPERATING ACTIVITIES	(391,128)	(1,739,592)

NET CASH USED IN INVESTING ACTIVITIES

Purchase of fixed assets	(2,208)	(5,271)

NET CASH USED IN INVESTING ACTIVITIES	(2,208)	(5,271)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Advances payable	(2,141)	380,649
Net proceeds from issuance of common stock	-	900,000
Net proceeds for shares subscribed	-	250,000
Increase in convertible notes payable	390,915	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	388,774	1,530,649

Effect of exchange rate changes on cash	(2,906)	12,795

DECREASE IN CASH	(7,468)	(201,419)

CASH, BEGINNING OF PERIOD	8,810	210,229

CASH, END OF PERIOD	$1,342	$8,810

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$800	$1,511
Interest on debt	$-	$-

Non-cash financing transactions:
Conversion of accrued interest payable to convertible notes payable	$66,521	$-
Conversion of advances payable to convertible notes payable	$378,508	$-

The accompanying notes are an integral part of these consolidated financial statements

Page - 36

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Nature of Operations
GlobeTrac Inc. (the “Company”) was incorporated in the state of Delaware on March 2, 2000 as 411 Place.com Inc. On February 28, 2001, the Company changed its name to Artescope, Inc. and on July 29, 2002 changed its name to GlobeTrac Inc. The Company’s principal executive offices are headquartered in the United Kingdom. On August 27, 2002 the Company acquired 100% of the shares of Global Axxess Corporation Limited (“Global Axxess”), a company incorporated in Ireland. Global Axxess owns 100% of the issued and outstanding shares of Globetrac Limited, a company incorporated in the United Kingdom.

On May 6, 2002, all of the directors and officers of the Company resigned and a new director and officer was appointed. On August 27, 2002, all of the directors of Global Axxess, and its wholly owned subsidiary Globetrac Limited, resigned and two new directors were appointed.

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged certain of their assets and certain liabilities in Globetrac Limited and their rights to the global wireless tracking and telematics business in Europe for a six percent royalty on gross sales of all existing and qualified potential customers that the Company has in Europe. As a result of terminating its operations in Europe, the Company is seeking new business opportunities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents
For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2004 and 2003, the Company had no cash equivalents.

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

Page - 37

 GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Computer equipment is reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review is performed based on estimated undiscounted cash flows compared with the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. On November 1, 2004 all fixed assets were disposed of.

Revenue Recognition
Revenue is recognized when the product is shipped to a reseller or end-user or when installation of the wireless tracking and telematics equipment has been completed, price is fixed or determinable and collectability is reasonably assured.

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

Long-Lived Assets
Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires the recognition of an impairment loss on long-lived assets if the carrying amount exceeds its fair value, as determined using undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company accounts for its long-lived assets as prescribed by SFAS 144 and no impairment losses have been recorded for the years ended December 31, 2004 and 2003.

Page - 38

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Advertising Costs
Sales incentives the form of sales discounts that relate to customer rebate, sales discounts and cooperative advertising programs are generally treated as a cost of sales. Costs incurred by the Company for advertising include telemarketing, brochures and direct mailing and other advertising costs. These costs have been expensed as incurred and are included in selling expenses.

Advertising expenses, as described above, amounted to $nil for the year ended December 31, 2004 and all of the advertising costs related to the year ended December 31, 2003 have been reclassified to loss from discontinued operations.

Stock-Based Compensation
The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company follows the disclosure provision of SFAS No. 148 in its financial reports.

Basic and Diluted Net Loss Per Common Share
Basic loss per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares during the year. Diluted earnings per share reflect the potential dilution of securities that could occur if securities or other contracts (such as convertible debt, stock options and warrants) to issue common stock were exercised or converted into common stock. The Company had no outstanding options at December 31, 2004 or 2003. The convertible debt has no specific date for conversion and the Company is not sure if or when it will be converted. The Company has 1,150,000 warrants outstanding which had no effect on diluted loss per share because potential common shares are excluded from the diluted loss per share computation in net loss periods as their effect would be anti-dilutive.

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

Page - 39

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Discontinued Operations
SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is planned. The Company’s termination of their global wireless tracking and telematics equipment business in Europe during November of 2004 caused the Company to reclassify and disclose separately the costs associated with the disposal on the statement of operations and comprehensive income for the years ended December 31, 2004 and 2003.

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on the results of operations or financial position for any year/period presented.

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 (”SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company’s financial condition or results of operations for the year ended December 31, 2004.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial condition or results of operations for the year ended December 31, 2004.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities. FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation polices to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conduced through variable interest entities. As of December 31, 2004, the Company is not a party to any variable interest entity. The adoption of FIN No. 46 or FIN 46R did not have a material effect on its financial position or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” in an effort to unite the United States accounting standards for inventories with International Accounting Standards leading to consistent application of certain accounting requirements. SFAS 151 addresses accounting for abnormal amounts of freight, handling costs, idle facility expense and spoilage (wasted material) and requires that these costs be recognized as current period expenses. Previously, these costs had to be categorized as “so abnormal as to require treatment as current period charges.” In addition, allocation of fixed production overheads to the costs of conversion must be based on the normal capacity of the production facilities. SFAS 151 will be effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to impact the Company’s operating results, financial position or cash flows.

Page - 40

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

New Accounting Pronouncements, continued
In December 2004, the FASB issued SFAS 153 “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29.” This statement requires that non-monetary exchanges must be recorded at fair value and the appropriate gain or loss must be recognized so long as the fair value is determinable and the transaction has commercial substance. According to this statement, companies can no longer use the “similar productive assets” concept to account for non-monetary exchanges at book value with no gain or loss being recognized. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to impact the Company’s operating results, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation”, and focuses on accounting for share-based payments for services by employer to employee. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model and either a binomial or Black-Scholes model may be used. The provisions of SFAS 123R are effective for financial statements for fiscal periods ending after June 15, 2005. The adoption of this statement is not expected to impact the Company’s operating results, financial position or cash flows.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

At December 31, 2004 and 2003, the Company had a note payable in the amount of $162,149 plus accrued interest of $12,990 and $nil. This note is unsecured, bears interest at 8%, is payable on demand and, at the option of the Company, is convertible into common shares of the Company at $0.50 per share.

At December 31, 2004 and 2003, the Company has notes payable totaling $511,660 plus accrued interest of $40,933 and $nil. These notes are unsecured, bear interest at 8%, are payable on demand and, at the option of the Company, are convertible into common shares of the Company at $0.50 per share.

At December 31, 2004 and 2003, the Company has notes payable totaling $835,940 and $nil plus accrued interest of $42,058 and $nil. These notes are unsecured, bear interest at 10% are payable on demand and at the option of either the Company or the lender are convertible into common shares of the Company at market price less 20%, with a minimum conversion price of $0.15 per share. (Note 6)

NOTE 4 - DUE TO RELATED PARTIES

At December 31, 2004 and 2003, the Company was indebted to a company sharing a common officer with the Company in the amount of $4,755. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the years ended December 31, 2004 and 2003, this same related company was paid $nil and $160,000, for administrative and corporate communication fees.

At December 31, 2004 and 2003, the Company was indebted to a company controlled by an officer of the Company in the amount of $139,277 and $20,171. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the years ended December 31, 2004 and 2003, this same company was paid $200,000 and $80,000 for administrative services.

At December 31, 2004 and 2003, the Company was indebted to a company sharing a common director in the amounts of $15,418 and $13,173. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

Page - 41

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DUE TO RELATED PARTIES, continued

At December 31, 2004 and 2003, the Company was indebted to a company controlled by an officer of the Company in the amounts of $27,990 and $7,946. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the years ended December 31, 2004 and 2003, this related party provided consulting services to the Company amounting to $110,715 and $41,956.

At December 31, 2004 and 2003, the Company was indebted to a director in the amounts of $239,090 and $59,163. During the years ended December 31, 2004 and 2003, the Company paid or had payable, to this same director $229,023 and $291,903 for rent and management fees.

At December 31, 2004 and 2003, the Company had paid or has payable $191,277 and $96,353 to directors and officers of the Company.

NOTE 5 - NOTE PAYABLE RELATED PARTY

At December 31, 2004 and 2003, the Company had a note payable to a director of the Company in the amount of $500,000, plus accrued interest of $104,795 and $54,795. This note is unsecured, bears interest at 10% and was due November 27, 2004.

NOTE 6 - ADVANCE PAYABLE

At December 31, 2004 and 2003, the Company had advances payable of $nil and $380,649. During the year ended December 31, 2004, $378,508 of these advances were converted into convertible notes payable. (Note 3)

NOTE 7 - COMMON STOCK

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

Page - 42

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DISCONTINUED OPERATIONS

On November 26, 2004, the Company entered into a letter agreement whereby they agreed to discontinue, effective November 1, 2004, marketing, distributing and installing global wireless tracking and telematics equipment in Europe, which was carried on through its wholly-owned subsidiary, GlobeTrac Limited, in exchange for certain assets and liabilities and a six percent royalty to be paid to GlobeTrac Inc. on gross sales of all existing and qualified potential customers that the Company has in Europe. The discontinued operations resulted in a loss on discontinuance of $84,512 due to the disposal of fixed assets and inventory. Fixed assets and inventory of the discontinued operations included in the accompanying consolidated balance sheet at December 31, 2003 were $7,127 and $378,713. Revenues for the wireless tracking and telematics business were $453,663 for the year ended December 31, 2003. Net losses in the wireless tracking and telematics business for the years ended December 31, 2004 and 2003 were $576,317 and $1,772,698, have been recorded as in the a loss from discontinued operations section, of the statements of operations and comprehensive income.

NOTE 9 - INCOME TAXES

 As of December 31, 2004 and 2003, deferred tax assets consist of the following:

	2004	2003

Federal loss carryforwards	$616,000	$418,000
State loss carryforwards	58,000	37,000
Foreign loss carryforwards	402,000	270,000

Less: Valuation allowance	(1,076,000)	(725,000)

	$-	$-

At December 31, 2004 and 2003, the Company had a net operating loss carryforward (“NOL”) of approximately $3,945,000 and $2,580,000 for federal, state and foreign tax purposes.

At December 31, 2003 and 2002 the Company had a deferred tax asset of approximately $1,076,000 and $725,000 that primarily relates to net operating losses. A 100% valuation allowance has been established, as management believes it is more likely than not that the deferred tax assets will not be realized.

The federal and state NOL’s expire through December 31, 2024 and December 31, 2014.

The Company’s valuation allowance increased during 2004 and 2003 by $351,000 and $498,000.

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

Page - 43

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENT AND CONTINGENCIES

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged their rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as all of their fixed assets and inventory, offset by a trade account payable to the acquirer, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years. The Company has accumulated a deficit of $3,988,260 since inception and additional financing will be required by the Company to fund and support its operations. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Page - 44