Form 10QSB
period 2005-06-30
GLOBETRAC INC
filed 2005-08-15
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number 000-33309

GLOBETRAC INC.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Delaware (State or other jurisdiction of incorporation or organization)	33-0953557 (I.R.S. Employer Identification No.)
1100 Melville Street, Suite 600, Vancouver, British Columbia, V6E 4A6 (Address of principal executive offices)
1-800-648-4287 (Issuer’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 10, 2005
Common Stock - $0.001 par value	22,190,000

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBETRAC INC.

CONSOLIDATED FINANCIAL STATEMENTS

As at June 30, 2005 and December 31, 2004 and
for the three months and six months ended June 30, 2005 and 2004
Unaudited

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

GLOBETRAC INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS

Cash	$6,568	$1,342
Accounts receivable
Net of allowance for doubtful accounts of $1,042 and $nil	125,188	63,866

TOTAL ASSETS	$131,756	$65,208

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$120,230	$142,322
Advances payable	16,385	-
Convertible notes payable on demand	1,671,914	1,605,730
Due to related parties	608,325	571,275
Note payable to related party	500,000	500,000
	2,916,854	2,819,327

Commitment and Contingencies

STOCKHOLDERS' DEFICIT

Share capital
Authorized
200,000,000 common shares, $0.001 par value
5,000,000 preferred shares, $0.001 par value
Issued and outstanding:
22,190,000 common shares	22,190	22,190
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(3,999,040)	(3,963,224)
Other comprehensive income:
Foreign currency translation adjustment	24,667	19,830

Total Stockholders' Deficit	(2,785,098)	(2,754,119)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$131,756	$65,208

The accompanying notes are an integral part of these consolidated financial statements

Page - 3

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

REVENUE

Royalty income	$82,143	$-	$94,484	$-

OPERATING EXPENSES

Administrative expenses	16,704	172,781	27,949	348,635
Selling expenses	4,180	1,922	11,023	4,664

Total Operating Expenses	20,884	174,703	38,972	353,299

Income (Loss) From Operations	61,259	(174,703)	55,512	(353,299)

OTHER EXPENSES

Foreign exchange transaction gains	(141)	(767)	(74)	(869)
Interest expense	(44,021)	(22,435)	(91,254)	(45,498)

Total Other Expenses	(44,162)	(23,202)	(91,328)	(46,367)

Net Income (Loss) for the period before discontinued operations	17,097	(197,905)	(35,816)	(399,666)

DISCONTINUED OPERATIONS

Loss from discontinued operations	-	(177,254)	-	(262,974)

NET INCOME(LOSS) FOR THE PERIOD	$17,097	$(375,159)	$(35,816)	$(662,640)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

Continuing operations	$0.01	$(0.01)	$(0.01)	$(0.02)
Discontinued operations	-	(0.01)	-	(0.01)

	$0.01	$(0.02)	$(0.01)	$(0.03)

WIEGHTED AVERAGE SHARES OUTSTANDING	22,190,000	21,040,000	22,190,000	21,040,000

The accompanying notes are an integral part of these consolidated financial statements

Page - 4

GLOBETRAC INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
UNAUDITED

	Common Stock Issued			Common Stock
				Subscribed			Accumulated
			Additional				Other
	Number of		Paid-in	Number of		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Total

Balance, January 31, 2004	21,940,000	21,940	917,335	250,000	250,000	(2,599,335)	22,736	(1,387,324)

Reg S, Private Placement, shares issued
for cash, June 9, 2004	250,000	250	249,750	(250,000)	(250,000)

Net loss for the six month period ended
June 30, 2004	-	-	-	-	-	(662,640)	-	(662,640)

Foreign currency translation adjustments	-	-	-	-	-	-	(5,063)	(5,063)

Balance, June 30, 2004	22,190,000	22,190	1,167,085	-	-	(3,261,975)	17,673	(2,055,027)

Net loss for the six month period ended
December 31, 2004	-	-	-	-	-	(701,249)	-	(701,249)

Foreign currency translation adjustments	-	-	-	-	-	-	2,157	2,157

Balance, December 31, 2004	22,190,000	22,190	1,167,085	-	-	(3,963,224)	19,830	(2,754,119)

Net loss for the six month period ended
June 30, 2005	-	-	-	-	-	(35,816)	-	(35,816)

Foreign currency translation adjustments	-	-	-	-	-	-	4,837	4,837

Balance, June 30, 2005	22,190,000	$22,190	$1,167,085	$-	$-	$(3,999,040)	$24,667	$(2,785,098)

The accompanying notes are an integral part of these consolidated financial statements

Page - 5

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended
	June 30,
	2005	2004

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss for the period	$(35,816)	$(662,640)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,598

Change in operating assets and liabilities:
Increase in accounts receivable	(61,322)	(242,337)
Decrease in inventory	-	195,362
Decrease in prepaids	-	5,097
(Decrease) Increase in accounts payable	(22,092)	75,220
Increase in accrued interest payable to related party	24,795	24,863
(Decrease) Increase in accounts payable to related parties	(11,011)	174,924
Increase in accrued interest payable on convertible notes	66,184	26,823

NET CASH USED IN OPERATING ACTIVITIES	(39,262)	(401,090)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Increase in convertible notes payable on demand	-	472,470
Increase in advances payable to related party	23,266	-
Increase in advances payable	16,385	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	39,651	472,470

NET CASH USED IN INVESTING ACTIVITIES

Purchase of fixed assets	-	(2,209)

Effect of exchange rate changes on cash	4,837	(5,063)

Increase in cash	5,226	64,108

Cash, beginning of period	1,342	8,810

CASH, END OF PERIOD	$6,568	$72,918

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$51,686
Non-cash financing transactions:
Conversion of advances payable to convertible notes payable	$-	$378,474

The accompanying notes are an integral part of these consolidated financial statements

Page - 6

 GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2005

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations
The Company was incorporated in the state of Delaware on March 2, 2000, and its principal executive offices are headquartered in Vancouver, Canada.

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged certain assets and certain liabilities in Globetrac Limited and their rights to the global wireless tracking and telematics business in Europe for a six percent royalty on gross sales of all existing and qualified potential customers that the Company has in Europe. As a result of terminating its operations in Europe, the Company is seeking new business opportunities.

Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004 included in the Company’s annual report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in the Company’s 2004 Annual Report. Additional significant accounting policies which affect the Company or which have been developed since December 31, 2004 are summarized below:

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

Discontinued Operations
SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is planned. The Company’s termination of their global wireless tracking and telematics equipment business in Europe during November of 2004 caused the Company to reclassify and disclose separately the costs associated with the disposal on the statement of operations and comprehensive income for the three and six months ended June 30, 2004.

Page - 7

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on the results of operations or financial position for any year/period presented.

NOTE 3 - ADVANCES PAYABLE

At June 30, 2005 and December 31, 2004, the Company had advances payable of $16,385 and $nil. These advances are unsecured, bear no interest or terms of repayment.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

At June 30, 2005 and December 31, 2004, the Company had a note payable in the amount of $162,149. At June 30, 2005 and December 31, 2004, $19,422 and $12,990 in interest had been accrued on this note. This note is unsecured, bears interest at 8%, is payable on demand and at the option of the Company is convertible into common shares of the Company at $0.50 per share.

At June 30, 2005 and December 31, 2004, the Company had notes payable totalling $511,660. At June 30, 2005 and December 31, 2004, $61,210 and $40,933 in interest had been accrued on these notes. These notes are unsecured, bear interest at 8% are payable on demand and at the option of the Company are convertible into common shares of the Company at $0.50 per share.

At June 30, 2005 and December 31, 2004, the Company had notes payable totalling $835,940. At June 30, 2005 and December 31, 2004, $81,532 and $42,058 in interest had been accrued on these notes. These notes are unsecured, bear interest at 10% are payable on demand and at the option of either the Company or the lender are convertible into common shares of the Company at $0.15 per share.

NOTE 5 - DUE TO RELATED PARTIES

At June 30, 2005 and December 31, 2004, the Company was indebted to a company sharing a common officer with the Company in the amount of $4,755. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At June 30, 2005 and December 31, 2004, the Company was indebted to a company controlled by an officer of the Company in the amounts of $188,727 and $139,227. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the six month periods ended June 30, 2005 and 2004, this same company was paid $nil and $120,000 in administrative fees.

During the six month periods ended June 30, 2005 and 2004 a related party was paid $nil and $15,000 for management fees.

At June 30, 2005 and December 31, 2004, the Company was indebted to a company sharing a common director in the amounts of $14,426 and $15,418. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At June 30, 2005 and December 31, 2004, the Company was indebted to an officer of the Company in the amount of $239,090. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the six month period ended June 30, 2005 and 2004, this related party provided management services to the Company amounting to $nil and $124,998. As well, during the six month periods ended June 30, 2005 and 2004, the Company paid rent on behalf of this related party in the amounts of $nil and $18,667.

At June 30, 2005 and December 31, 2004, the Company was indebted to a company controlled by an officer of the Company in the amounts of $17,971 and $27,990. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the six month periods ended June 30, 2005 and 2004, this related party provided consulting services to the Company amounting to $nil and $50,081.

Page - 8

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2005

NOTE 5 - DUE TO RELATED PARTIES, Continued

At June 30, 2005 and December 31, 2004, the Company was indebted to a director of the Company in the amount of $13,766 and $nil. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

During the six month periods ended June 30, 2005 and 2004 a related party was paid $nil and $87,422 for wages.

NOTE 6 - NOTE PAYABLE TO RELATED PARTY

At June 30, 2005 and December 31, 2004, the Company had a note payable to a director of the Company in the amount of $500,000, plus accrued interest of $129,589 and $104,755. This note is unsecured, bears interest at 10% and was due November 27, 2004.

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

NOTE 8 - COMMITMENT AND CONTINGENCIES

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged their rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as all of their fixed assets and inventory, offset by a trade account payable to the acquirer, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of eleven years. The Company has accumulated a deficit of $3,999,040 since inception and additional financing will be required by the Company to fund and support its operations. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Page - 9

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2005

NOTE 9 - DISCONTINUED OPERATIONS

On November 26, 2004, the Company entered into a letter agreement whereby they agreed to discontinue, effective November 1, 2004, marketing, distributing and installing global wireless tracking and telematics equipment in Europe, which was carried on through its wholly-owned subsidiary, Globetrac Limited, in exchange for certain assets and liabilities and a six percent royalty to be paid to GlobeTrac Inc. on gross sales of all existing and qualified potential customers that the Company has in Europe. Revenues for the wireless tracking and telematics business were $817,732 for the six month period ended June 30, 2004. Net loss in the wireless tracking and telematics business for the six month period ended June 30, 2004 of $262,974, has been recorded in the loss from discontinued operations section, of the statements of operations and comprehensive income.

Page - 10

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition

THE FOLLOWING IS A DISCUSSION AND ANALYSIS THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF GLOBETRAC AND ITS SUBSIDIARIES (COLLECTIVELY, “GLOBETRAC” OR THE “COMPANY”) FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN AND MANAGEMENT’S DISCUSSION AND ANALYSIS INCLUDED IN GLOBETRAC’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004.

Overview

GlobeTrac was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment. GlobeTrac was incorporated in the state of Delaware on March 2, 2000 and its principal executive offices are headquartered in Vancouver, Canada.

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

GlobeTrac has accumulated a deficit of approximately $4 million to date and will require additional financing to continue to operate and to seek out new business opportunities. GlobeTrac plans to mitigate its losses in future years by the closing of its European operations, through receipt of the royalty payments from WebTech and reducing certain operating expenses that were associated with their European operations. However, there is no assurance that GlobeTrac will be able to obtain additional financing or that they will be successful in seeking new business opportunities or that they will receive any royalties from WebTech or that they will be able to reduce operating expenses associated with closing down their European operations. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Results of Operations

Revenues

Revenue increased by $82,143 from $nil for the three month period ended June 30, 2004 to $82,143 for the three month period ended June 30, 2005. The increase was due to a 6% royalty, which relates to the letter agreement GlobeTrac entered into November 26, 2004. The prior year’s sales from the wireless tracking business have been reclassified as part of loss from discontinued operations.

Revenue increased by $94,484 from $nil for the six month period ended June 30, 2004 to $94,484 for the six month period ended June 30, 2005. The increase was due to a 6% royalty, which relates to the letter agreement Globetrac entered into on November 26, 2004. The prior year’s sales from the wireless tracking business have been reclassified as part of loss from discontinued operations.

Revenue increased by $258,316 or 452% from $57,180 for the three-month period ended June 30, 2003 to $315,496 for the three-month period ended June 30, 2004. The increase in revenue was achieved through the continuation of GlobeTrac’s sales and marketing programs aimed at gaining market share through brand recognition.

Page - 11

Revenue increased by $685,107 or 517% from $132,625 for the six-month period ended June 30, 2003 to $817,732 for the six-month period ended June 30, 2004. The increase in revenue was achieved through the continuation of GlobeTrac’s sales and marketing programs aimed at gaining market share through brand recognition.

Cost of Sales

Cost of sales remained at $nil for the three and six month periods ended June 30, 2004 and June 30, 2005. Due to the letter of agreement GlobeTrac entered into on November 26, 2004, cost of sales for the three and six-month periods ended June 30, 2004, were reclassified to loss from discontinued operations.
Cost of sales increased by $189,767 or 468% from $40,588 for the three-month period ended June 30, 2003 to $230,355 for the three-month period ended June 30, 2004. The increase was due to an increase in sales during the period. GlobeTrac’s gross margin increased $68,549 or 413% from $16,592 for the three month period ended June 30, 2003 to $85,141 for the three-month period ended June 30, 2004. As a percentage of revenue, GlobeTrac’s gross margin was 27% for the three-month period ended June 30, 2004 compared to a gross margin of 29% for the three-month period ended June 30, 2003.

Cost of sales increased by $459,102 or 509% from $90,195 for the six-month period ended June 30, 2003 to $549,297 for the six-month period ended June 30, 2004. The increase was due to an increase in sales during the period. GlobeTrac’s gross margin increased $226,004 or 533% from $42,430 for the six month period ended June 30, 2003 to $268,434 for the six-month period ended June 30, 2004. As a percentage of revenue, GlobeTrac’s gross margin was 33% for the six-month period ended June 30, 2004 compared to a gross margin of 32% for the six-month period ended June 30, 2003.

Operating Expenses

Operating expenses decreased by $153,819 or 88% from $174,703 for the three-month period ended June 30, 2004 to $20,884 for the three-month period ended June 30, 2005. The decrease was primarily due to decreases of $64,341 in professional fees, $18,007 in consulting fees, $419 in office expenses, $2,665 in bank charges, $70,333 in management fees, and $1,384 in telephone offset by increases of $243 in filing fees, $2,257 in advertising and marketing, and of $830 in depreciation. Due to the November 26, 2004 letter agreement, whereby GlobeTrac disposed of their wireless tracking business, the June 30, 2004 expenses associated with the wireless tracking business have been reclassified to loss from discontinued operations.

Operating expenses decreased by $ 314,327 or 89 % from $353,299 for the six-month period ended June30, 2004 to $38,972 for the three-month period ended June 30, 2005. The decrease was primarily due to decreases of $140,069 in professional fees, $34,969 in consulting fees, $3,988 in office expenses, $146 in bank charges, $282 in filing fees, $139,998 in management fees, and $1,384 in telephone offset by an increase of $6,359 in marketing, and $150 in depreciation. Due to the November 26, 2004 letter agreement, whereby GlobeTrac disposed of their wireless tracking business, the June 30, 2004 expenses associated with the wireless tracking business have been reclassified to loss from discontinued operations

Operating expenses increased by $33,545 or 8% from $401,517 for the three-month period ended June 30, 2003 to $435,062 for the three-month period ended June 30, 2004. The increase was primarily due to increases of $11,214 in office expenses, $357 in depreciation, $1,277 in rent, $34,413 in marketing and advertising, $17,989 in travel and $74,240 in wages offset by decreases of $22,211 in professional fees, $17,833 in management fees, $1,273 in telephone, $41,321 in consulting fees, $16,353 in installation expenses, $76 in bank charges, $61 in filing fees, $4,114 in bad debts and $2,703 in foreign exchange. The increase in operating costs was primarily caused by increased marketing costs and the hiring of sales and marketing people. As a percentage of sales GlobeTrac’s operating expenses decreased by 564% from 702% for the three month period ended June 30, 2003 to 138% for the three-month period ended June 30, 2004.

Operating expenses increased by $111,642 or 15% from $767,746 for the six-month period ended June 30, 2003 to $879,388 for the six-month period ended June 30, 2004. The increase was primarily due to increases of $25,584 in office expenses, $49 in bank charges, $826 in depreciation, $464 in filing fees, $15,891 in rent, $1,930 in telephone, $196,815 in wages, $27,070 in marketing and advertising and $6,302 in travel, offset by decreases of $5,467 in professional fees $87,819 in consulting fees, $46,312 in installation expenses, $14,833 in management fees, $4,114 in bad debts and $4,743 in foreign exchange. As a percentage of sales GlobeTrac’s operating expenses decreased by 472% from 581% for the six month period ended June 30, 2003 to 109% for the six-month period ended June 30, 2004.

Page - 12

Interest Expense

Interest expense increased by $21,586 or 96% from $22,435 for the three-month period ending June 30, 2004 to $44,021 for the three-month period ending June 30, 2005. This was primarily due to interest on convertible notes payable and the note payable to a related party. Interest expense will increase during 2005 if GlobeTrac receives more funding through promissory notes, however it may decrease if any of the debt is repaid or if the convertible debt is converted to common stock of GlobeTrac.

Interest expense increased by $45,756 or 101% from $45,498 for the six-month period ending June 30, 2004 to $91,254 for the six-month period ending June 30, 2005. This was primarily due to interest on convertible notes payable and the note payable to a related party. Interest expense will increase during 2005 if GlobeTrac receives more funding through promissory notes, however it may decrease if any of the debt is repaid or if the convertible debt is converted to common stock of GlobeTrac.

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

Liquidity and Capital Resources

GlobeTrac had cash of $6,568 and a working capital deficit of $2,785,098 at June 30, 2005. During the six month period ended June 30, 2005, cash used in operating activities was $39,262. This was primarily due to an operating loss of $35,816, as well as a decrease of $22,092 in accounts payable, a decrease of $11,011 in accounts payable to related parties and an increase of $61,322 in accounts receivable offset by an increase of $66,184 in accrued interest payable on convertible debt, and an increase of $24,795 in accrued interest and accounts payable to related parties. Cash used in operations of $39,262 was financed by increases in advances payable to a related party of $23,266, advances payable of $16,385 and the effect of exchange rate changes on cash of $4,837. A decrease in working capital of $30,979 was due to an increase in current assets of $66,548 offset by an increase in current liabilities of $97,527. GlobeTrac has accumulated a deficit of $3,999,040 since inception and has a stockholders’ deficiency of $2,785,098. GlobeTrac has no contingencies or long-term commitments.

GlobeTrac had cash of $72,918 and a working capital deficit of $2,060,590 at June 30, 2004. During the six month period ended June 30, 2004, we used $401,090 in cash for operating activities, primarily due to an operating loss of $662,640, an increase in accounts receivable of $242,337, offset by depreciation of $1,598, a decrease in inventory of $195,362, a decrease in prepaid expenses of $5,097, an increase in accounts payable and accrued liabilities of $75,220, an increase in accrued interest payable to a related party of $24,863, an increase in accounts payable to related parties of $174,924 and an increase in accrued interest payable on convertible debt of $26,823. Cash used in operations of $401,090 was financed by an increase in convertible notes payable on demand of $474,470 offset by an equipment purchase of $2,209 and the effect of exchange rate changes on cash of $5,063. A decrease in working capital of $1,046,788 was due to an increase in current assets of $105,986 offset by an increase in current liabilities of $1,152,774. GlobeTrac has accumulated a deficit of $3,261,975 since inception and has a stockholders’ deficit of $2,055,027.

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

Page - 13

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

GlobeTrac anticipates continuing to rely on equity sales of Common Stock to fund its operations and seek out new business opportunities; the issuance of any additional Common Stock will result in dilution to existing shareholders of GlobeTrac.

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

Foreign Currency

The financial statements of GlobeTrac’s English and Irish subsidiaries are measured using the British Pound and Euro as the functional currencies. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in consolidated net income.

Comprehensive Income

Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the current period represents foreign currency translation items associated with GlobeTrac’s UK and Irish operations.

Discontinued Operations

SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is planned. GlobeTrac’s termination of its global wireless tracking and telematics equipment business in Europe during November of 2004 caused GlobeTrac to reclassify and disclose separately the costs associated with the disposal on the statement of operations and comprehensive income for the three and six month periods ended June 30, 2004.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on the results of operations or financial position for any year/period presented.

Page - 14

Contractual Obligations

The following table provides a summary of GlobeTrac’s debt obligation as of June 30, 2005. GlobeTrac has not included repayments of notes payable because these notes are repayable on demand and GlobeTrac does not know when or if payment will be demanded.

Contractual Payments Due By Year   Currently Due

Note and Accrued Interest Payable to Related Party         $629,589

Internal and External Sources of Liquidity

GlobeTrac has funded its operations principally from issuance and subscription for Common Stock and borrowings in the form of advances payable, demand loans and funds received from related parties.

Inflation

GlobeTrac does not believe that inflation will have a material impact on its future operations.

Uncertainties relating to Forward Looking Statements

This Form 10-QSB Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about GlobeTrac’s strategy for growth, locating a new business opportunity, expenditures and financial results are forward-looking statements.

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

Certain parts of this Form 10-QSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to GlobeTrac locating a new business opportunity; changes in business direction or strategy. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Item 3. Controls and Procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, GlobeTrac’s Chief Executive Officer and Chief Financial Officer believe GlobeTrac’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed GlobeTrac in this report is accumulated and communicated to GlobeTrac’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in GlobeTrac’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

GlobeTrac is not a party to any pending legal proceedings and, to the best of GlobeTrac’s knowledge, none of GlobeTrac’s assets are the subject of any pending legal proceedings.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

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

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, no information was required to disclosed in a report on Form 8-K, which was not reported.

Page - 16

Item 6. Exhibits

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

Page - 17

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, GlobeTrac has caused this report to be signed on its behalf by the undersigned duly authorized person.

GLOBETRAC INC.
By:/s/ Jim Pratt

Name:  Jim Pratt
Title: Director and CEO
Dated: August 12, 2005

By:/s/ John daCosta

Name:  John daCosta
Title: CFO
Dated: August 12, 2005

Page - 18

Exhibit 31

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

Date: August 12, 2005

/s/ Jim Pratt
Jim Pratt
Chief Executive Officer

Page - 20

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

Date: August 12, 2005

/s/ John daCosta
John daCosta
Chief Financial Officer

Page - 21

Exhibit 32

Page - 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jim Pratt, President, Chief Executive Officer of GlobeTrac and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of GlobeTrac.

/s/ Jim Pratt
Jim Pratt
Chief Executive Officer
August 12, 2005

Page - 23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John daCosta, Secretary, Treasurer, and Chief Financial Officer of GlobeTrac, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of GlobeTrac.

/s/ John daCosta
John daCosta
Chief Financial Officer
August 12, 2005

Page - 24