Form 10QSB
period 2005-09-30
GLOBETRAC INC
filed 2005-11-14
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to____________

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
[ X ] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                  [  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 14, 2005
Common Stock - $0.001 par value	22,190,000

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBETRAC INC.

CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005 and December 31, 2004 and
for the three months and nine months ended September 30, 2005 and 2004
Unaudited

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

GLOBETRAC INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30,	December 31,
	2005	2004

ASSETS

CURRENT ASSETS

Cash	$5,244	$1,342
Accounts receivable,
net of allowance for doubtful accounts of $1,042 and $nil	123,560	63,866

TOTAL ASSETS	$128,804	$65,208

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$129,347	$142,322
Advances payable	16,385	-
Convertible notes payable on demand	1,708,531	1,605,730
Due to related parties	620,508	571,275
Note payable to related party	500,000	500,000

	2,974,771	2,819,327

Commitment and Contingencies

STOCKHOLDERS' DEFICIT

Share capital
Authorized
200,000,000 common shares, $0.001 par value
5,000,000 preferred shares, $0.001 par value
Issued and outstanding:
22,190,000 common shares	22,190	22,190
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(4,060,810)	(3,963,224)
Other comprehensive income:
Foreign currency translation adjustment	25,568	19,830

Total Stockholders' Deficit	(2,845,967)	(2,754,119)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$128,804	$65,208

The accompanying notes are an integral part of these consolidated financial statements

Page - 3

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

REVENUE

Royalty income	$-	$-	$94,484	$-

OPERATING EXPENSES

Administrative expenses	18,077	162,451	57,049	511,246
Selling expenses	-	-	-	4,652

Total Operating Expenses	18,077	162,451	57,049	515,898

Loss from operations	(18,077)	(162,451)	37,435	(515,898)

OTHER EXPENSES

Foreign exchange transaction gains (losses)	29	(250)	(45)	(341)
Interest expense	(43,722)	(37,307)	(134,976)	(83,435)

Total Other Expenses	(43,693)	(37,557)	(135,021)	(83,776)

Net loss for the period before tax provision and	(61,770)	(200,008)	(97,586)	(599,674)
discontinued operations

Provision for income tax	-	(800)	-	(800)

Net loss for the period before discontinued operations	(61,770)	(200,808)	(97,586)	(600,474)

Loss from discontinued operations	-	(173,645)	-	(436,619)

NET LOSS FOR THE PERIOD	$(61,770)	$(374,453)	$(97,586)	$(1,037,093)

BASIC AND DILUTED LOSS PER SHARE
Continuing operations	$(0.01)	$(0.01)	$0.01	$(0.03)
Discontinued operations	-	(0.01)	-	(0.02)

	$(0.01)	$(0.02)	$(0.01)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING	22,190,000	22,190,000	22,190,000	22,190,000

The accompanying notes are an integral part of these consolidated financial statements

Page - 4

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
UNAUDITED

	Common Stock Issued			Common Stock
				Subscribed			Accumulated
			Additional				Other
	Number of		Paid-in	Number of		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Total

Balance, January 31, 2004	21,940,000	21,940	917,335	250,000	250,000	(2,599,335)	22,736	(1,387,324)

Reg S, Private Placement, shares issued
for cash, June 9, 2004	250,000	250	249,750	(250,000)	(250,000)	-	-	-

Net loss for the nine month period ended
September 30, 2004	-	-	-	-	-	(1,037,093)	-	(1,037,093)

Foreign currency translation adjustments	-	-	-	-	-	-	(5,041)	(5,041)

Balance, September 30, 2004	22,190,000	22,190	1,167,085	-	-	(3,636,428)	17,695	(2,429,458)

Net loss for the three month period ended
December 31, 2004	-	-	-	-	-	(326,796)	-	(326,796)

Foreign currency translation adjustments	-	-	-	-	-	-	2,135	2,135

Balance, December 31, 2004	22,190,000	22,190	1,167,085	-	-	(3,963,224)	19,830	(2,754,119)

Net loss for the nine month period ended
September 30, 2005	-	-	-	-	-	(97,586)		(97,586)

Foreign currency translation adjustments	-	-	-	-	-	-	5,738	5,738

Balance, September 30, 2005	22,190,000	$22,190	$1,167,085	-	$-	$(4,060,810)	$25,568	$(2,845,967)

The accompanying notes are an integral part of these consolidated financial statements

Page - 5

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended
	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(97,586)	$(1,037,093)

Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	-	2,397

Change in operating assets and liabilities:
Increase in accounts receivable	(59,694)	(96,840)
Decrease in inventory	-	242,638
Decrease in prepaids	-	5,117
(Decrease) Increase in accounts payable and accrued liabilities	(12,975)	28,307
Increase in accrued interest payable to related party	37,398	37,432
Increase in amounts due to related parties	11,835	306,227
Increase in accrued interest payable on convertible notes	102,801	61,419
Increase in advances payable	16,385	5,460

NET CASH USED IN OPERATING ACTIVITIES	(1,836)	(444,936)

NET CASH USED IN INVESTING ACTIVITIES

Purchase of fixed assets	-	(2,209)

NET CASH USED IN INVESTING ACTIVITIES	-	(2,209)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Increase in convertible notes payable on demand	-	457,436

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	457,436

Effect of exchange rate changes on cash	5,738	(5,041)

INCREASE IN CASH	3,902	5,250

CASH, BEGINNING OF PERIOD	1,342	8,810

CASH, END OF PERIOD	$5,244	$14,060

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$800
Interest	$-	$-

Non-cash financing transactions:
Conversion of accrued interest payable to convertible notes payable	$-	$66,521
Conversion of advances payable to convertible notes payable	$-	$378,508

The accompanying notes are an integral part of these consolidated financial statements

Page - 6

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005

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

Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004 included in the Company’s annual report on Form 10-KSB.

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

Accumulated Other Comprehensive Income
Accumulated other comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Accumulated other comprehensive income for the current period represents foreign currency translation items associated with the Company’s English and Irish operations.

Discontinued Operations
SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is planned. The Company’s termination of their global wireless tracking and telematics equipment business in Europe during November of 2004 caused the Company to reclassify and disclose separately the costs associated with the disposal on the statement of operations and comprehensive income for the three and nine months ended September 30, 2004.

Page - 7

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on the results of operations or financial position for any year/period presented.

NOTE 3 - ADVANCES PAYABLE

At September 30, 2005 and December 31, 2004 the Company had advances payable of $16,385 and $nil. These advances are unsecured and bear no interest or terms of repayment.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

At September 30, 2005 and December 31, 2004, the Company had a note payable in the amount of $162,149. At September 30, 2005 and December 31, 2004, $22,692 and $12,990 in interest had been accrued on this note. This note is unsecured, bears interest at 8%, is payable on demand and at the option of the Company is convertible into common shares of the Company at $0.50 per share.

At September 30, 2005 and December 31, 2004, the Company had notes payable totalling $511,660. At September 30, 2005 and December 31, 2004, $71,508 and $40,933 in interest had been accrued on these notes. These notes are unsecured, bear interest at 8% are payable on demand and at the option of the Company are convertible into common shares of the Company at $0.50 per share.

At September 30, 2005 and December 31, 2004, the Company had notes payable totalling $835,940. At September 30, 2005 and December 31, 2004, $104,582 and $42,058 in interest had been accrued on these notes. These notes are unsecured, bear interest at 10% are payable on demand and at the option of either the Company or the lender are convertible into common shares of the Company at $0.15 per share.

NOTE 5 - DUE TO RELATED PARTIES

At September 30, 2005 and December 31, 2004, the Company was indebted to a company sharing a common officer with the Company in the amount of $4,755. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At September 30, 2005 and December 31, 2004, the Company was indebted to a company controlled by an officer of the Company in the amounts of $188,727 and $179,227. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the nine month periods ended September 30, 2005 and 2004, this same company was paid $nil and $180,000 in administrative fees.

During the nine month periods ended September 30, 2005 and 2004 a related party was paid $nil and $22,500 in management fees.

At September 30, 2005 and December 31, 2004, the Company was indebted to a company sharing a common director in the amounts of $14,239 and $15,418. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At September 30, 2005 and December 31, 2004, the Company was indebted to an officer of the Company in the amount of $239,090. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the nine month periods ended September 30, 2005 and 2004, this related party provided management services to the Company amounting to $nil and $187,497. As well, during the nine month periods ended September 30, 2005 and 2004, the Company paid rent on behalf of this related party in the amounts of $nil and $20,442.

Page - 8

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005

NOTE 5 - DUE TO RELATED PARTIES, continued

At September 30, 2005 and December 31, 2004, the Company was indebted to a company controlled by a former officer of the Company in the amounts of $17,738 and $27,990. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the nine month periods ended September 30, 2005 and 2004, this former related party provided consulting services to the Company amounting to $nil and $74,673.

At September 30, 2005 and December 31, 2004, the Company had advances payable to a director of the Company in the amount of $13,766 and $nil. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

During the nine month periods ended September 30, 2005 and 2004 a former related party was paid $nil and $130,348 for wages.

NOTE 6 - NOTE PAYABLE TO RELATED PARTY

At September 30, 2005 and December 31, 2004, the Company had a note payable to a director of the Company in the amount of $500,000, plus accrued interest of $142,193 and $104,795. This note is unsecured, bears interest at 10% and was due November 27, 2004.

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

NOTE 8 - COMMITMENT AND CONTINGENCIES

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged their rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as all of their fixed assets and inventory, offset by a trade account payable to the acquirer, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of eleven years. The Company has accumulated a deficit of $4,060,810 since inception and additional financing will be required by the Company to fund and support its operations. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Page - 9

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005

NOTE 9 - DISCONTINUED OPERATIONS

On November 26, 2004, the Company entered into a letter agreement whereby they agreed to discontinue, effective November 1, 2004, marketing, distributing and installing global wireless tracking and telematics equipment in Europe, which was carried on through its wholly-owned subsidiary, GlobeTrac Limited, in exchange for certain assets and liabilities and a six percent royalty to be paid to GlobeTrac Inc. on gross sales of all existing and qualified potential customers that the Company has in Europe. Revenues for the wireless tracking and telematics business were $913,867 for the nine month period ended September 30, 2004. Net loss in the wireless tracking and telematics business for the nine month period ended September 30, 2004 was $436,619, has been recorded in the loss from discontinued operations section, of the statements of operations and comprehensive income.

Page - 10

Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following is management’s discussion and analysis of certain significant factors that will or have affected our financial condition and results of operations. Certain statements under this section may constitute “forward-looking statements”. You should read the following discussion in conjunction with the audited consolidated financial statements included in our form 10-ksb for the year ended december 31, 2004.

Overview

We were incorporated in the state of Delaware on March 2, 2000 and our principal executive offices are headquartered in Vancouver, Canada. We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment until November 1, 2004. On November 1, 2004, we began to wind down our European operations and entered into negotiations with WebTech. In order not to affect existing customers/resellers, WebTech agreed to acquire all of our existing customers/resellers and portals, effective November 1, 2004, based on a letter agreement dated November 26, 2004. On October 18, 2005, this letter agreement with WebTech was replaced with a Termination and Transfer Agreement and Mutual Release (“the Formal Agreement”).

WebTech acquired specific assets and liabilities from us and, in consideration for this and all of the time and effort expended by us in launching the European market, WebTech has agreed to pay a six percent commission/royalty on gross sales. This royalty is based on both existing and qualified potential customers/resellers that we have either procured or previously contacted. A list of customers/resellers, including qualified potential customers/resellers was provided to WebTech. Sales from qualified potential customers/resellers will be included for commission purposes if such business commences within 12 months of November 26, 2004. There is no cap on the royalty payable to us and royalties are to be paid by WebTech for 11 years from November 26, 2004.

We believe that due to slower than expected sales, warranty issues, faulty product, insufficient funding, insufficient margins and the potential risk of becoming insolvent this Formal Agreement is in the best interest of both parties and will allow us the ability to seek new business opportunities.

We have accumulated a deficit of approximately $4 million to date and we will require additional financing to continue to operate and to seek out new business opportunities. We plan to mitigate our losses in future years by the closing our European operations, through receipt of the royalty payments from WebTech and reducing certain operating expenses that were associated with our European operations. However, there is no assurance that we will be able to obtain additional financing or that we will be successful in seeking new business opportunities or that we will receive any royalties from WebTech or that we will be able to reduce operating expenses associated with closing down our European operations. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Results of Operations

Revenues

Revenue was $nil for the three month periods ended September 30, 2004 and September 30, 2005. Sales for the three month period ended September 30, 2004 of $96,135, from the wireless tracking business were reclassified to loss from discontinued operations at September 30, 2005.

Revenue increased from $nil for the nine month period ended September 30, 2004 to $94,484 for the nine month period ended September 30, 2005. The increase was due to a 6% royalty, which relates to the Formal Agreement. Sales for the nine month period ended September 30, 2004 of $913,867, from the wireless tracking business were reclassified to loss from discontinued operations at September 30, 2005.

Cost of Sales

Cost of sales remained at $nil for the three and nine month periods ended September 30, 2004 and September 30, 2005. Due to the Formal Agreement, cost of sales of $65,204 and $614,502 for the three and nine month periods ended September 30, 2004, were reclassified to loss from discontinued operations at September 30, 2005.

Page - 11

Operating Expenses

Operating expenses decreased by $144,374 or 89% from $162,451 for the three month period ended September 30, 2004 to $18,077 for the three month period ended September 30, 2005. The decrease was primarily due to decreases of $62,133 in professional fees, $15,715 in consulting fees, $415 in office expenses, $72 in bank charges, $69,999 in management fees and $378 in telephone charges, offset by increases of $4,235 in filing fees and $103 in advertising and marketing. Due to the Formal Agreement, whereby we disposed of our wireless tracking business, operating expenses associated with the wireless tracking business, for the three months ended September 30, 2004 of $195,204, have been reclassified to loss from discontinued operations.

Operating expenses decreased by $458,849 or 89% from $515,898 for the nine month period ended September 30, 2004 to $57,049 for the nine month period ended September 30, 2005. The decrease was primarily due to decreases of $202,200 in professional fees, $50,684 in consulting fees, $4,403 in office expenses, $218 in bank charges, $209,997 in management fees and $1,762 in telephone charges, offset by increases of $3,953 in filing fees and $6,462 in advertising and marketing. Due to the Formal Agreement, whereby we disposed of our wireless tracking business, operating expenses associated with the wireless tracking business, for the nine months ended September 30, 2004 of $727,795, have been reclassified to loss from discontinued operations

Interest Expense

Interest expense increased by $6,415 or 17% from $37,307 for the three month period ending September 30, 2004 to $43,722 for the three-month period ending September 30, 2005. This was primarily due to interest on convertible notes payable and the note payable to a related party. Interest expense will increase during 2005 if we receive more funding through promissory notes, however it may decrease if any of the debt is repaid or if the convertible debt is converted to common stock of GlobeTrac. Due to the Formal Agreement, whereby we disposed of our wireless tracking business, interest expense associated with the wireless tracking business, for the three months ended September 30, 2004 of $10,497, has been reclassified to loss from discontinued operations

Interest expense increased by $51,541 or 62% from $83,435 for the nine month period ending September 30, 2004 to $134,976 for the nine month period ending September 30, 2005. This was primarily due to interest on convertible notes payable and the note payable to a related party. Interest expense will increase during 2005 if we receive more funding through promissory notes, however it may decrease if any of the debt is repaid or if the convertible debt is converted to common stock of GlobeTrac. Due to the Formal Agreement, whereby we disposed of our wireless tracking business, interest expense associated with the wireless tracking business, for the nine months ended September 30, 2004 of $16,684, has been reclassified to loss from discontinued operations

Liquidity and Capital Resources

We had cash of $5,244 and a working capital deficit of $2,845,967 at September 30, 2005. During the nine month period ended September 30, 2005, cash used in operating activities was $1,836. This was primarily due to an operating loss of $97,586, as well as a decrease of $12,975 in accounts payable and accrued liabilities and an increase of $59,694 in accounts receivable, offset by an increase of $11,835 in amounts due to related parties, an increase of $102,801 in accrued interest payable on convertible notes, an increase of $37,398 in accrued interest payable to related parties and an increase in advances payable of $16,385. The effect of exchange rate changes on cash was $5,738. A decrease in working capital of $91,848 was due to an increase in current assets of $63,596 offset by an increase in current liabilities of $155,444. We have accumulated a deficit of $4,060,810 since inception and has a stockholders’ deficiency of $2,845,967. We have no contingencies or long-term commitments.

 Plan of Operation for the Next Twelve Months

Over the next twelve months we plan to seek new business opportunities and collect royalty payments from WebTech.

We anticipates funding our working capital needs for the next 12 months through the royalty payments from WebTech, the equity capital markets, private advances, and loans. Although the foregoing actions are expected to cover our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, no assurance can be given that we will be able collect any royalty payments or raise sufficient cash to meet these cash requirements.

We plan to cover operating costs until such time as a new business opportunity is located, by receiving royalty payments from WebTech raising additional capital through private placements of stock, private advances, and loans.

Page - 12

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. If we seek out a new business opportunity, we may be required to hire additional employees, independent contractors as well as purchase or lease additional equipment.

We anticipate continuing to rely on equity sales of common Stock to fund our operations and seek out new business opportunities; the issuance of any additional common Stock will result in dilution to existing shareholders of GlobeTrac.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires us to make estimates and assumption that affect the reported amounts of assets, liabilities, revenue and expenses. The following paragraphs include a discussion of our critical accounting policies:

Foreign Currency

The financial statements of our English and Irish subsidiaries are measured using the British Pound and Euro as the functional currencies. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in consolidated net income.

Comprehensive Income

Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the current period represents foreign currency translation items associated with our UK and Irish operations.

Discontinued Operations

SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is planned. Our termination of our global wireless tracking and telematics equipment business in Europe during November of 2004 caused us to reclassify and disclose separately the costs associated with the disposal on the statement of operations and comprehensive income for the three and nine month periods ended September 30, 2004.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on the results of operations or financial position for any year/period presented.

Contractual Obligations

The following table provides a summary of our debt obligation as of September 30, 2005. We have not included our convertible notes payable because these notes are repayable on demand and we do not know when or if payment will be demanded.

  Contractual Payments Due By Year                               Currently Due

Note and Accrued Interest Payable to Related Party         $642,193

Internal and External Sources of Liquidity

We have funded its operations principally from issuance and subscription for common stock and borrowings in the form of advances payable, demand loans and funds received from related parties.

Page - 13

Inflation

We do not believe that inflation will have a material impact on its future operations.

Uncertainties relating to Forward Looking Statements

This Form 10-QSB Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words such as “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our strategy for growth, locating a new business opportunity or raising capital from external sources are forward-looking statements.

All forward-looking statements are made as of the date of filing of this Form 10-QSB and we disclaim any duty to update such statements.

Certain parts of this Form 10-QSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on our current expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to our locating a new business opportunity; changes in business direction or strategy and raising capital from external sources . As a result, the identification and interpretation of data and other information and our use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, our outcome may vary substantially from our anticipated or projected results, and accordingly, we express no opinion on the achievability of those forward-looking statements and give no assurance that any of the assumptions relating to the forward-looking statements are accurate.

We may, from time to time, make oral forward-looking statements. We strongly advise you to read the foregoing paragraphs and the risk factors described in our annual report and in other documents filed with the United States Securities and Exchange Commission for a description of certain factors that could cause the actual results to differ materially from those in the oral or written forward-looking statements. We disclaim any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Jim Pratt, GlobeTrac’s Chief Executive Officer, and John daCosta, GlobeTrac’s Chief Financial Officer, have evaluated the effectiveness of GlobeTrac’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, they have concluded that, as of the Evaluation Date, GlobeTrac’s disclosure controls and procedures are effective in alerting GlobeTrac on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in GlobeTrac’s internal controls or, to the GlobeTrac’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date GlobeTrac carried out this evaluation.

Page - 14

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

Item 6. Exhibits.

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to GlobeTrac’s previously filed Form SB-2 and Form 10-KSB.

Exhibit	Description	Status
3.1	Articles of Incorporation filed as an Exhibit to GlobeTrac’s registration statement on Form SB-2 filed on August 2, 2001, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an Exhibit to GlobeTrac’s registration statement on Form SB-2 filed on August 2, 2001, and incorporated herein by reference.	Filed
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

Filed
10.2

Loan Agreement dated November 27, 2002 between GlobeTrac Inc. and David Patriquin with attached promissory note dated November 27, 2002 filed as an exhibit to GlobeTrac’s Form 10-KSB (Annual Report) filed on April 15, 2003, and incorporated herein by reference.

Filed
10.3

Amendment Letter Agreement dated June 4, 2003, between WebTech Wireless International Inc. and Globetrac Limited for the purpose of amending terms of the Master Distributorship Agreement filed as an exhibit to GlobeTrac’s Form 10-KSB (Annual Report) filed on April 7, 2004, and incorporated herein by reference.

Filed

Page - 15

10.4

Amendment Letter Agreement dated March 8, 2004 between WebTech Wireless International Inc. and Globetrac Limited for the purpose of amending terms of the Master Distributorship Agreement filed as an exhibit to GlobeTrac’s Form 10-KSB (Annual Report) filed on April 7, 2004, and incorporated herein by reference.

Filed
10.5

Letter Agreement dated November 26, 2004 among Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc., filed as an exhibit to GlobeTrac’s Form 8-K (Current Report) filed on December 22, 2004, and incorporated herein by reference.

Filed
10.6

Termination and Transfer Agreement dated November 1, 2004 among GlobeTrac Inc., Global Axxess Corporation Limited, Globetrac Limited, WebTech Wireless Inc., and WebTech Wireless International, filed as an exhibit to GlobeTrac’s Form 8-K (Current Report) filed on November 14, 2005, and incorporated herein by reference.

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

GLOBETRAC INC.

By: /s/ Jim Pratt
Name:  Jim Pratt
Title: Director and CEO
Dated: November 14, 2005

By: /s/ John daCosta
Name:  John daCosta
Title: CFO
Dated: November 14, 2005

Page - 16

Exhibit 31

Page - 17

GLOBETRAC INC.
CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Jim Pratt, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of GlobeTrac Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: November 14, 2005

/s/ Jim Pratt
Jim Pratt
Chief Executive Officer

Page - 18

GLOBETRAC INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, John daCosta, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of GlobeTrac Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: November 14, 2005

/s/ John daCosta
John daCosta
Chief Financial Officer

Page - 19

Exhibit 32

Page - 20

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

November 14, 2005

Page - 21

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John daCosta, Secretary, Treasurer, and Chief Financial Officer of GlobeTrac, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of GlobeTrac.

/s/ John daCosta
John daCosta
Chief Financial Officer

November 14, 2005

Page - 22