Form 10KSB
period 2005-12-31
GLOBETRAC INC
filed 2006-03-31
CIK 1143238

United states
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to_______________
Commission file number _______________

GLOBETRAC INC.
(Name of Small Business Issuer in its charter)

Incorporated in the State of Delaware	33-0953557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1100 Melville Street, Suite 600, Vancouver, British Columbia, Canada	V6E 4A6
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 1-800-648-4287

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

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

Page - 1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [ X ] No

State issuer’s revenues for its most recent fiscal year.  $124,133

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $218,800, as of March 27, 2006 ($0.016 average X 13,675,000)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 27, 2006
Common Stock - $0.001 par value	22,190,000

Documents incorporated by reference: Exhibit 2.1 (Articles of Incorporation) and Exhibit 2.2 (By-laws) both filed as exhibits to GlobeTrac’s registration statement on Form SB-2 filed on August 2, 2001; Exhibit 10.1 (Master Distributorship Agreement) filed as an exhibit to GlobeTrac’s Form 8-K (Current Report) filed on September 11, 2002; Exhibit 10.5 (Letter Agreement) filed as an exhibit to GlobeTrac’s Form 8-K (Current Report) filed on December 22, 2004; and Exhibit 10.6 (Termination and Transfer Agreement) filed as an exhibit to GlobeTrac’s Form 8-K (Current Report) filed on November 14, 2005.

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

Also, on August 27, 2002, GlobeTrac acquired all of the outstanding shares of Global Axxess Corporation Limited for $1 and two of the directors of Global Axxess resigned and two new directors were appointed. Global Axxess is a private Irish company that was incorporated on December 31, 1997, as “Advance High Tech Development Enterprises Limited”. On April 26, 2002, the company changed its name to “Global Axxess Corporation Limited” and obtained the exclusive rights to distribute global wireless tracking and telematics products in Europe. See Exhibit 10.1 - Master Distributorship Agreement for more information.

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

Effective November 1, 2004, GlobeTrac decided to wind down its operations due to cash flow limitations. Additionally, GlobeTrac reached an agreement with WebTech Wireless to cancel the master distributorship agreement and to restructure its ongoing business relationship with WebTech Wireless. See Exhibit 10.5 - Letter Agreement and Exhibit 10.6 - Termination and Transfer Agreement for more information. Pursuant to the terms of the Letter Agreement and the Termination and Transfer Agreement WebTech acquired specific assets and liabilities of GlobeTrac. WebTech has agreed to pay a 6% commission/royalty on gross sales from qualified potential customers and resellers, which will be included for commission purposes if such business commences within 12 months of the signed agreement. There is no cap on the royalty payable to GlobeTrac and royalties are to be paid by WebTech for 11 years beginning November 1, 2004.

Since November 1, 2004, GlobeTrac’s current principal business activity has been to seek a viable business opportunity through acquisition, merger or other suitable business combination method.

Neither GlobeTrac nor any of its subsidiaries have been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of GlobeTrac’s business, with the exception of the sale of certain assets to WebTech in accordance with the terms set out in the Termination and Transfer Agreement. See Exhibit 10.6 for more information.

(b)	Business of GlobeTrac

On November 26, 2004, GlobeTrac entered into an agreement with WebTech Wireless whereby GlobeTrac decided to wind down its operations effective November 1, 2004 and WebTech Wireless agreed to acquire all of GlobeTrac’s existing customers and resellers and portals in exchange for the 6% commission/royalty. See Exhibit 10.5 - Letter Agreement and Exhibit 10.6 - Termination and Transfer Agreement for more information.

Page - 3

Since November 1, 2004, GlobeTrac’s only source of income is the royalty income they receive from WebTech. GlobeTrac’s present business objective is to locate and consummate a merger or acquisition of a viable business.

GlobeTrac will attempt to locate and negotiate with a target business for the merger of a target business into GlobeTrac. In certain instances, a target business may want to become a subsidiary of GlobeTrac or may want to contribute assets to GlobeTrac rather than merge. It is anticipated that management will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of GlobeTrac’s existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with GlobeTrac. No assurance can be given that GlobeTrac will be successful in finding or acquiring a viable target business. Furthermore, no assurance can be given that any business opportunity, which does occur, will be on terms that are favorable to GlobeTrac or its current stockholders.

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

Page - 4

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

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Neither GlobeTrac nor its subsidiaries currently own any patents or trade marks. Also, they are not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trade marks, with the exception of the terms set out in the Letter Agreement among Global Axxess, WebTech Wireless International and WebTech Wireless Inc. See Exhibit 10.5 - Letter Agreement and Exhibit 10.6 - Termination and Transfer Agreement for more information.

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

RISK FACTORS

You should consider each of the following risk factors and the other information in this Annual Report, including GlobeTrac’s consolidated financial statements and the related notes, in evaluating GlobeTrac’s business and prospects. The risks and uncertainties described below are not the only ones that impact on GlobeTrac’s business. Additional risks and uncertainties not presently known to GlobeTrac or that GlobeTrac currently considers immaterial may also impair its business operations. If any of the following risks actually occur, GlobeTrac’s business and financial results could be harmed. In that case, the trading price of GlobeTrac’s Common Stock could decline.

Risks associated with GlobeTrac’s business:

1.	GlobeTrac lacks an operating history and has losses that it expects will continue into the future. If the losses continue GlobeTrac will have to suspend operations or cease operations.

GlobeTrac has no operating history upon which an evaluation of its future success or failure can be made. GlobeTrac has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. GlobeTrac’s net loss since inception is $4,124,249. For the 12 months ended December 31, 2005, operating expenses decreased by $517,481 from $605,725 for the year ended December 31, 2004 to $88,244 for the year ended December 31, 2005. See “Management Discussion and Analysis” on page 11 for more details.

GlobeTrac currently has few assets and limited financial resources. GlobeTrac will, in all likelihood, continue to sustain operating expenses , at least until the consummation of a business combination. This will most likely result in GlobeTrac incurring net operating losses until GlobeTrac can consummate a business combination with a target business. There is no assurance that GlobeTrac can identify such a target business and consummate such a business combination.

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

GlobeTrac has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if GlobeTrac’s currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a target business, such funds may not be sufficient to enable it to exploit the business opportunity. Thus, the ultimate success of GlobeTrac will depend, in part, upon its availability to raise additional capital. If GlobeTrac requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by private loans or the private placement of the Company’s commons stock. However, GlobeTrac has not investigated the availability, source, or terms that might govern the acquisition of the additional capital that is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to GlobeTrac. If not available, GlobeTrac operations will be limited to those that can be financed with its modest capital.

Risks associated with GlobeTrac’s industry:

4.	GlobeTrac faces significant competition for business opportunities and combinations and there may be a scarcity of available business opportunities.

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

5.  GlobeTrac’s business and operating results may be harmed by inflation and deflation.

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

6.	Reporting requirements may delay or preclude any merger or acquisition, which may adversely affect GlobeTrac’s business.

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

Page - 7

7.  Regulation under the Investment Act of 1940 may adversely affect GlobeTrac’s business.

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

8.  GlobeTrac’s stock price is volatile.

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

9.
A small number of GlobeTrac’s stockholders own a substantial amount of GlobeTrac’s Common Stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of GlobeTrac’s Common Stock could drop significantly.

Because some stockholders own substantial amounts of shares of GlobeTrac’s Common Stock, sales of a large number of shares of GlobeTrac’s Common Stock or even the availability of a substantial number of shares for sale could have the effect of reducing the price per share of GlobeTrac’s Common Stock, especially if the Common Stock continues to be thinly traded.

10.	GlobeTrac may not be able to attract and retain qualified personnel necessary for the implementation of its business strategy.

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

Page - 8

11.	Current management of GlobeTrac may change and there may be a change in control of GlobeTrac as a result of the acquisition of a target business.

In conjunction with completion of a business acquisition, it is anticipated that GlobeTrac will issue an amount of GlobeTrac’s authorized but unissued Common Stock that represents the greater majority of the voting power and equity of GlobeTrac, which will, in all likelihood, result in shareholders of a target business obtaining a controlling interest in GlobeTrac. As a condition of a potential business combination agreement, the current shareholders of GlobeTrac may agree to sell or transfer all or a portion of GlobeTrac’s Common Stock they own so to provide the target business with all or majority control. The resulting change in control of GlobeTrac will likely result in removal of the current officers and directors of GlobeTrac and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

12.  GlobeTrac does not expect to pay dividends in the foreseeable future.

GlobeTrac has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. GlobeTrac intends to retain earnings, if any, to develop and expand its business.

13.	Dilution.

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of GlobeTrac’s Common Stock may increase or decrease, perhaps significantly.

14.  “Penny Stock” rules may make buying or selling GlobeTrac’s Common Stock difficult, and severely limit their market and liquidity.

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

Page - 9

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

GlobeTrac’s Common Stock has been quoted on the NASD OTC Bulletin Board since March 2002 under the symbol “GBTR” (formerly “ARTE”). However, from March 2002 to June 2002, GlobeTrac’s Common Stock did not trade. The first trade occurred on June 28, 2002. The table below gives the high and low bid information for each fiscal quarter for the last two fiscal years and for the interim period ended March 23, 2006. The bid information was obtained from Nasdaq.com and OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
23 March 2006	$0.017	$0.012	Pink Sheets LLC
31 December 2005	$0.045	$0.011	Pink Sheets LLC
30 September 2005	$0.03	$0.011	Pink Sheets LLC
30 June 2005	$0.036	$0.025	Pink Sheets LLC
31 March 2005	0.04	0.025	Pink Sheets LLC
31 December 2004	0.14	0.03	OTC Bulletin Board
30 September 2004	0.28	0.13	OTC Bulletin Board
30 June 2004	0.49	0.20	OTC Bulletin Board
31 March 2004	$0.51	$0.29	OTC Bulletin Board

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

Also in November and December 2003, GlobeTrac issued an aggregate $250,000 in subscription funds and two Regulation S subscription agreements for a total of 250,000 units at an offering price of $1.00 per unit. Each unit consists of one restricted share of Common Stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of Common Stock. The restricted warrant is exercisable for two years at an exercise price of $1.10 each. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with, which exemption is specified by the provisions of Section 4(2) of that Act and Regulation S promulgated pursuant to that act by the Securities and Exchange Commission. Specifically, the offer was made to “accredited investors”, as that term is defined under applicable federal and state securities laws. The value of the shares was arbitrarily set by GlobeTrac and had no relationship to its assets, book value, revenues or other established criteria of value. There were no commissions paid on the sale of these shares. The net proceeds to GlobeTrac was $250,000.

Page - 10

There are no outstanding options or warrants to purchase, or securities convertible into, shares of GlobeTrac’s Common Stock, except for the following convertible debt:

At December 31, 2005 and 2004, GlobeTrac had a note payable in the amount of $162,149 plus accrued interest of $25,962 and $12,990 which is convertible into GlobeTrac common shares at $0.50 per share, at GlobeTrac’s option.

At December 31, 2005 and 2004, GlobeTrac had notes payable totaling $511,660 plus accrued interest of $81,804 and $40,933 that are convertible into GlobeTrac common shares at $0.50 per share, at GlobeTrac’s option.

At December 31, 2005 and 2004, GlobeTrac had notes payable totaling $835,940 plus accrued interest of $125,652 and $42,058 that are convertible into GlobeTrac common shares at the option of either the GlobeTrac or the lender at market price less 20%, with a minimum conversion price of $0.15 per share.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF OUR CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN.

Overview

At December 31, 2005, our only source of income is a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of Webtech. A customer is a list of customers that was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for 11 years, beginning November 1, 2004 and ending October 31, 2015.

Due to limited operations, we are presently seeking new business opportunities.

We have accumulated a deficit of approximately $4.1 million to date and will require additional financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through the receipt of the royalty payments from Webtech and locating a viable business.

There is no assurance that we will be able to obtain additional financing, be successful in seeking new business opportunities, receive any royalties from WebTech or that we will be able to reduce operating expenses. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Page - 11

Financial Condition

During the year ended December 31, 2005, we had a net loss of $161,025. As of December 31, 2005, we had a cash balance of $51,756 and accounts receivable of $28,825. When these current assets are offset against our current obligations of $115,616 in accounts payable and accrued liabilities, $1,743,167 in convertible notes payable on demand, $16,385 in advances payable, $613,008 in amounts due to related parties and a $500,000 note payable to a related party, we are left with a working capital deficit of $2,907,595.

We believe that our cash and cash equivalents as of the date of this filing are not sufficient to satisfy our working capital needs for the next year.

Over the next twelve months we plan to seek new business opportunities and collect royalty payments from WebTech.

We anticipate funding our working capital needs for the next twelve months through the royalty payments from WebTech, the equity capital markets, private advances, and loans. Although the foregoing actions are expected to cover our anticipated cash needs for working capital and capital expenditures for at least the next twelve months, no assurance can be given that we will be able collect any royalty payments or raise sufficient cash to meet our cash requirements.

We plan to cover operating costs until such time as a new business opportunity is located, by receiving royalty payments from WebTech, raising additional capital through the private placement of shares, private advances and loans.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. If we enter into a new business opportunity, we may be required to hire additional employees, independent contractors as well as purchase or lease additional equipment.

We anticipate continuing to rely on equity sales of common shares or the issuance of convertible debt to fund our operations and to seek out or enter into new business opportunities. The issuance of any additional shares will result in dilution to existing shareholders of the Company.

Related-Party Transactions

Included in the $613,008 that is due to related parties at December 31, 2005, is $16,050 in administrative fees that were accrued in 2005, $414,568 in professional, consulting and management fees that were accrued during 2003 and 2004, $27,595 in advances and $154,795 in interest on the $500,000 note payable to a related party. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured. The $500,000 note payable to a related party bears interest at 10%, is unsecured and was payable November 27, 2004. We do not anticipate paying this note unless we achieve profitable operations, raise sufficient working capital, or issue shares for debt to cover this obligation.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Overall Results of Operations

For the year ended December 31, 2005, we had a net loss of $161,025 or a $(0.01) net loss per share, which was a decrease of $1,202,864 in net loss from our net loss of $1,363,889 or a $(0.06) net loss per share for the year ended December 31, 2004. The decrease in net loss for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was the result of discontinuing our operations in Europe during 2004 coupled with our efforts to reduce operating costs during 2005. If we are not successful in acquiring a viable business during 2006, we expect our net loss to increase by approximately $60,000 due to an anticipated increase in our operating costs. We expect our revenue and interest costs to remain the same.

Revenues

Our revenue increased by $99,096 or 396% from $25,037 for the year ended December 31, 2004 to $124,133 for the year ended December 31, 2005. All of the revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. Revenue increased because the 2005 revenues were for a twelve month period ended December 31, 2005 as opposed to a two month period ended December 31, 2004. Sales for the ten months ended October 31, 2004, from the wireless tracking business were reclassified to discontinued operations at December 31, 2004. We expect our royalty income to remain the same during 2006. We do not expect revenue to increase, unless we locate a new revenue generating business opportunity.

Page - 12

Operating Expenses

Our operating expenses decreased by $517,481 or 85% from $605,725 for the year ended December 31, 2004 to $88,244 for the year ended December 31, 2005. The decrease on operating expenses was due to our commitment to reduce and control our operating costs during 2005. We expect our operating costs to increase by approximately $60,000, due to higher professional fees in 2006.

Interest Expense

Our interest expense increased by $69,093 or 57% from $120,676 at December 31, 2004 to $189,769 at December 31, 2005, due to an increase of $378,508 in convertible notes payable during 2004. We expect interest expense to remain the same during 2006 unless some of the convertible notes are converted into common shares of the Company.

Off-Balance-Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We do not have any non-consolidated, special-purpose entities.

Liquidity and Capital Resources

As of December 31, 2005, we had a cash balance of $51,756 and positive cash flows from operations of $26,480 for the year then ended. During the year ended December 31, 2005, we funded our operations through revenue from royalty revenue we received from WebTech of $124,133, advances of $13,766 from a related party and other advances of $16,385. None of the advances bear interest, are secured or have any fixed terms of repayment.

The notes to our consolidated financial statements as of December 31, 2005, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $4,124,249. As of December 31, 2005, we had $2,988,176 in current liabilities, when this is offset against our current assets of $80,581 we are left with a working capital deficit of $2,907,595 and as such we cannot assure that we will succeed in locating a viable business opportunity or achieving a profitable level of operations sufficient to meet our ongoing cash needs. We have, however, successfully generated sufficient working capital and liquidity through royalty revenues and advances of cash until the date of this filing, and believe that we can continue to do so for the next twelve months.

Below is a discussion of our sources and uses of funds for the year ended December 31, 2005.

Net Cash Used In Operating Activities

Net cash provided by operating activities during the year ended December 31, 2005 was $26,480, this cash was primarily provided by collection of accounts receivable of $35,041, an increase in advances payable to a related party of $13,766 and increases in accrued interest of $187,437 offset by a net loss of $161,025, payment of accounts payable and accrued liabilities of $26,706 and repayment of advances from a related party of $22,033.

Net Cash Provided By Financing Activities

We received $16,385 in cash advances during the year ended December 31, 2005.

Net Cash Used In Investing Activities

We did not have any investing activities during the year ended December 31, 2005.

Contingencies and Commitments

We had no contingencies or long-term commitments at December 31, 2005.

Page - 13

CRITICAL ACCOUNTING ESTIMATES

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. Other than our accounting for our royalty revenue, our critical accounting policies do not involve the choice between alternative methods of accounting. We applied our critical accounting policies and estimation methods consistently.

Accounts Receivable

At December 31, 2005, accounts receivable mainly consists of estimated royalty revenue for the months of November and December 2005. Our estimate was based on payments received subsequent to December 31, 2005.

  Revenue Recognition

We recognized our royalty revenue when it was received and accrue for royalty revenues that we believe to be reasonably collectable.

Contractual Obligations

The following table provides a summary of our debt obligation as of December 31, 2005. We have not included repayment of our convertible notes payable because these notes are repayable on demand and we do not know when or if payment will be demanded.

       Contractual Payment Due by Period
                                                                              2006

Note Payable to Related Party                     $654,795

Internal and External Sources of Liquidity

We have funded our operations principally from royalty revenue and advances from related and other parties.

Inflation

We do not believe that inflation will have a material impact on our future operations.

Uncertainties relating to Forward Looking Statements

This Form 10-KSB Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our royalty revenue, about locating a viable business, about expenditures and about financial results are forward-looking statements.

All forward-looking statements are made as of the date of filing of this Form 10-KSB and we disclaim any duty to update such statements.

Certain parts of this Form 10-KSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to our royalty revenue; changes in business direction including locating or acquiring a viable business. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, our outcome may vary substantially from our anticipated or projected results, and accordingly, we express no opinion on the achievability of those forward-looking statements and give no assurance that any of the assumptions relating to the forward-looking statements are accurate.

Page - 14

We may, from time to time, make oral forward-looking statements. We strongly advise you to read the foregoing paragraphs and the risk factors described in this annual report and in our other documents filed with the United States Securities and Exchange Commission for a description of certain factors that could cause our actual results to differ materially from those in the oral forward-looking statements. We disclaim any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Item 7. Financial Statements

See audited financial statements for the period ended December 31, 2005 and 2004 attached as Exhibit A to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

GlobeTrac’s principal independent accountant since February 21, 2006 to the current date is Mendoza Berger & Company, L.L.P., 5500 Trabuco Road, Suite 150, Irvine California, 92820.

Effective February 21, 2006, GlobeTrac’s board of directors approved a change in GlobeTrac’s independent auditors. None of the reports of Hall & Company, Certified Public Accountants Inc. on the financial statements of GlobeTrac’s for the fiscal years ended December 31, 2004 and 2003 contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Although audited statements prepared by Hall & Company, Certified Public Accountants Inc. contained a going concern qualification, such financial statements did not contain any adjustments for uncertainties stated therein, nor have there been at any time, disagreements between GlobeTrac and Hall & Company, Certified Public Accountants Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

GlobeTrac retained the accounting firm of Mendoza Berger & Company, L.L.P., to serve as its independent accountants to audit its financial statements beginning with the year ended December 31, 2005. This engagement became effective February 21, 2006. Prior to its engagement as GlobeTrac’s independent auditors, Mendoza Berger & Company, L.L.P., had not been consulted by GlobeTrac either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on GlobeTrac’s financial statements or on any other matter that was the subject of any prior disagreement between GlobeTrac and its previous certifying accountants.

GlobeTrac elected to remain with its current audit engagement partner, who changed independent registered public accounting firms. Management is pleased with the audit engagement partner’s past services and thinks the audit engagement partner’s familiarity with GlobeTrac’s activities from inception merited the transition to the new firm.

Item 8A.     Controls and Procedures.

Disclosure Controls and Procedures

John daCosta, GlobeTrac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of GlobeTrac’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, Mr. daCosta has concluded that, as of the Evaluation Date, GlobeTrac’s disclosure controls and procedures are effective in alerting GlobeTrac on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in GlobeTrac’s internal controls or, to GlobeTrac’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date GlobeTrac carried out this evaluation.

Page - 15

Item 8B. Other Information

During the fourth quarter of the fiscal year covered by this Form 10-KSB, GlobeTrac reported all information that was required to be disclosed in a report on Form 8-K.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Identify Directors and Executive Officers

Each director of GlobeTrac or its subsidiaries holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

GlobeTrac’s and its subsidiaries’ management teams are listed below.

Management Teams
Companies
Officer’s Name	GlobeTrac Inc.	Global Axxess (1)	Globetrac Limited
David Patriquin	Director	n/a	n/a

John daCosta	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Corporate Secretary	Director	Director, Chief Financial Officer, Treasurer, Corporate Secretary

Jim Pratt	N/A	Director, Corporate Secretary	Director, Chief Executive Officer, President

(1) The corporate laws governing this company do not require the appointment of officers, with the exception of a corporate secretary. The residency requirement of the corporate law of Ireland requires that a resident of Ireland be appointed the corporate secretary. Since the resignation of Mr Duncan in 2005 Global Axxess does not have a resident of Ireland on its board. Directors perform all management duties of this company.

David Patriquin● Mr. Patriquin (63) has been a director of GlobeTrac since November 2002. Mr. Patriquin is a businessman who operates several private businesses, including a private mortgage business, a restaurant and lounge for the past 24 years and a real estate investment company for the past 29 years.

John daCosta● Mr. daCosta (41) has been the CFO of GlobeTrac since May 2002 and the CEO and President of GlobeTrac since February 2006. Mr. daCosta has been a director of Global Axxess since August 2002. Mr. daCosta has been a director of Globetrac Limited since August 27, 2002 and the corporate secretary since February 25, 2003. In the past five years, Mr. daCosta has worked with numerous public and private companies in providing accounting and management services.

Jim Pratt ● Mr. Pratt (57) Mr. Pratt has been a director of Global Axxess since August 2002. Mr. Pratt has been a director, President/CEO of Globetrac Limited since August 27, 2002 and President/CEO of Globetrac Inc from August 27, 2002 to February 1, 2006. Mr. Pratt is the former Chairman of the globally renowned, GSM Association, former CEO of Peoples Phone in Hong Kong and a Managing with Telstra. Mr. Pratt has more than thirty years international management experience in the Asia-Pacific telecommunications industry. Former Board positions Chairman GSM Association - London, Chairman Mobitel - Sri Lanka (Telstra J V), Director Brek Energy, Director Telstra Holdings (Bermuda) No. 2 Ltd. Current board positions: Director eServ Global - Sydney (ASX/AIM).

(b) Identify Significant Employees

GlobeTrac does not have any significant employees.

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by GlobeTrac to become directors or executive officers.

Page - 16

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

(g) Code of Ethics

GlobeTrac has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of GlobeTrac’s adopted code of ethics is attached to this annual report. See Exhibit 99.1 - Code of Ethics for more information. GlobeTrac undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Peter Forward at 1-800-648-4287 to request a copy of GlobeTrac’s code of ethics. Management believes GlobeTrac’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Page - 17

Item 10. Executive Compensation.

GlobeTrac has paid $16,050 in compensation to its named executive officers during its 2005 fiscal year.

SUMMARY COMPENSATION TABLE

Long-term compensation
		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Pay- outs ($) (h)	All other compen-sation ($) (i)
John daCosta CEO (1) Feb 2006 - present CFO May 2002-Present	2003 2004 2005	24,000 30,000 nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	80,000 (5) 200,000 (5) 16,050(5)
Jim Pratt, CEO Sept 2002 -Feb 2006	2003 2004 2005	270,829 208,330(7) nil	nil nil nil	21,074 (2) 20,693 (2) nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Colin Albert, COO June 2003 - Oct 2004	2003 2004 2005	61,618 136,717 nil	nil nil nil	10,735 (4) 24,560 (3) nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Lloyd Crook, CTO July 2003 - Oct 2004	2003 2004 2005	38,259 nil nil	nil nil nil	3,697(6) nil nil	nil nil nil	nil nil nil	nil nil nil	nil 110,715(6) nil
(1) John daCosta was also the CEO of GlobeTrac from May 2002 to September 2002.
(2) Paid or accrued to Jim Pratt for house rent and car allowance.
(3) Paid or accrued to Colin Albert for termination payments and in national insurance benefits.
(4) Paid or accrued to Colin Albert for national insurance benefits and car allowance.
(5) Paid or accrued to DaCosta Management Corp., which John daCosta is the sole director and shareholder, for administrative and accounting services.
(6) Paid or accrued to FormFin, a company wholly owned by Lloyd Crook, for consulting fees, car allowance and national insurance benefits.
(7) Jim Pratt is owed 239,050 in back salary

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

Page - 18

Item 11. Security Ownership of Certain Beneficial Holders and Management.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Stock	Jim Pratt 32 Greenwich Road, Greenwich Sydney, NSW 2065 Australia	3,500,000	15.8%
Common Stock	Gregory M. Pek 19/F, 80 Gloucester Road Wanchai, Hong Kong	4,000,000	18.1%
[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2] Based on 22,190,000 shares of Common Stock issued and outstanding as of March 27, 2006.

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	David Patriquin 3438 Shuswap Road Kamloops, BC V2H 1T2	1,015,000 [2]	4.6%
Common Stock	John daCosta 600 - 1100 Melville Street Vancouver, BC V6E 4A6	0	0%
Common Stock	Jim Pratt 32 Greenwich Road, Greenwich Sydney, NSW 2065 Australia	3,500,000	15.8%
Common Stock	Directors and Executive Officers (as a group)	4,515,000	20.4%
[1] Based on 22,190,000 shares of Common Stock issued and outstanding as of March 27, 2006.
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

Page - 19

(b) Transactions with Promoters

GlobeTrac does not currently have a promoter. No one has received anything of value from GlobeTrac or its subsidiaries nor is any person entitled to receive anything of value from GlobeTrac or its subsidiaries for services provided as a promoter of GlobeTrac or its subsidiaries.

Item 13. Exhibits and Reports on Form 8-K.

(a) Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements for the period ended December 31, 2005.	Included
3.1	Articles of Incorporation filed as an Exhibit to GlobeTrac’s registration statement on Form SB-2 filed on August 2, 2001, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an Exhibit to GlobeTrac’s registration statement on Form SB-2 filed on August 2, 2001, and incorporated herein by reference.	Filed
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

Filed
10.5

Letter Agreement dated November 26, 2004, among Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc. filed as an exhibit to GlobeTrac’s Form 8-K filed on December 22, 2004, and incorporated herein by reference.

Filed
10.6

Termination and Transfer Agreement dated for reference November 1, 2004, among Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc. filed as an exhibit to GlobeTrac’s Form 8-K filed on November 14, 2005, and incorporated herein by reference.

Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics filed as an exhibit to GlobeTrac’s Form 10-KSB filed on April 15, 2003, and incorporated herein by reference.	Filed

Page - 20

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

2005 - $8,000 - Mendoza Berger & Company, L.L.P
2004 - $0 - Mendoza Berger & Company, L.L.P

2005 - $21,496- Hall & Company, Certified Public Accountants Inc.
2004 - $42,648 - Hall & Company, Certified Public Accountants Inc.

2005 - $0 - Westbury Accountants and Business Advisers
2004 - $7,666 - Westbury Accountants and Business Advisers

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of GlobeTrac’s financial statements and are not reported in the preceding paragraph:

2005 - $0 - Mendoza Berger & Company, L.L.P
2004 - $0 - Mendoza Berger & Company, L.L.P

2005 - $0 - Hall & Company, Certified Public Accountants Inc.
2004 - $0 - Hall & Company, Certified Public Accountants Inc.

2005 - $0 - Westbury Accountants and Business Advisers
2004 - $0 - Westbury Accountants and Business Advisers

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005 - $2,000 - Mendoza Berger & Company, L.L.P
2004 - $0 - Mendoza Berger & Company, L.L.P

2005 - $0 - Hall & Company, Certified Public Accountants Inc.
2004 - $4,600 - Hall & Company, Certified Public Accountants Inc.

2005 - $0 - Westbury Accountants and Business Advisers
2004 - $2,000 - Westbury Accountants and Business Advisers

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005 - $0 - Mendoza Berger & Company, L.L.P
2004 - $0 - Mendoza Berger & Company, L.L.P

2005 - $0 - Hall & Company, Certified Public Accountants Inc.
2004 - $0 - Hall & Company, Certified Public Accountants Inc.

2005 - $0 - Westbury Accountants and Business Advisers
2004 - $0 - Westbury Accountants and Business Advisers

Page - 21

(6)   The percentage of hours expended on the principal accountant’s engagement to audit GlobeTrac’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, GlobeTrac Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

GLOBETRAC INC.

By: /s/ John daCosta
Name:  John daCosta
Title: CEO and CFO
Dated: March 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of GlobeTrac Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ David Patriquin	Member of the Board of Directors	March 28, 2006
/s/ John daCosta	President, Chief Executive Officer, Chief Financial Officer, Corporate Secretary, Treasurer	March 28, 2006

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

Date: March 28, 2006

/s/ John daCosta
John daCosta
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

Date: March 28, 2006

/s/ John daCosta
John daCosta
Chief Financial Officer

Page - 25

Exhibit 32

Page - 26

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-KSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John daCosta, President and Chief Executive Officer of GlobeTrac, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

 /s/ John daCosta
John daCosta
Chief Executive Officer

March 28, 2006

Page - 27

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-KSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John daCosta, Secretary, Treasurer, and Chief Financial Officer of GlobeTrac and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ John daCosta
John daCosta
Chief Financial Officer

March 28, 2006

Page - 28

Exhibit A

Page - 29

GLOBETRAC INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2005 and 2004
AND FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

Page - 30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 31

Mendoza Berger & Company, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Globetrac, Inc.

We have audited the accompanying consolidated balance sheet of Globetrac, Inc., as of December 31, 2005 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Globetrac, Inc., as of December 31, 2004 were audited by other auditors, whose report dated April 14, 2005, on those statements included an explanatory paragraph that described the uncertainty of the Company’s ability to continue as a going concern discussed in Note 10 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globetrac, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Mendoza Berger & Company, LLP

Irvine, California
March 20, 2006

Page - 32

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

 HALL & COMPANY

Page - 33

GLOBETRAC INC.
CONSOLIDATED BALANCE SHEETS
As at December 31, 2005 and 2004

	2005	2004

ASSETS

CURRENT ASSETS

Cash	$51,756	$1,342
Accounts receivable
Net of allowance for doubtful accounts of $999 and $nil	28,825	63,866

TOTAL ASSETS	$80,581	$65,208

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$115,616	$142,322
Convertible notes payable on demand	1,743,167	1,605,730
Advances payable	16,385	-
Due to related parties	613,008	571,275
Note payable to related party	500,000	500,000

	2,988,176	2,819,327

Commitment and Contingencies

STOCKHOLDERS' DEFICIT

Share capital
Authorized
200,000,000 common shares, $0.001 par value
5,000,000 preferred shares, $0.001 par value
Issued, outstanding and subscribed:
22,190,000 common shares	22,190	22,190
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(4,124,249)	(3,963,224)
Other comprehensive income:
Foreign currency translation adjustment	27,379	19,830

Total Stockholders' Deficit	(2,907,595)	(2,754,119)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$80,581	$65,208

The accompanying notes are an integral part of these consolidated financial statements

Page - 34

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

	2005	2004

REVENUE	$124,133	$25,037

OPERATING EXPENSES

Administrative expenses	77,111	595,179
Selling expenses	11,133	10,546

Total Operating Expenses	88,244	605,725

Income (loss) from operations	35,889	(580,688)

OTHER EXPENSES

Foreign exchange transaction losses	(6,345)	(896)
Interest expense	(189,769)	(120,676)

Total Other Expenses	(196,114)	(121,572)

Net loss for the year before tax provision
and discontinued operations	(160,225)	(702,260)

Provision for income tax	(800)	(800)

Net loss for the year before discontinued operations	(161,025)	(703,060)

DISCONTINUED OPERATIONS

Loss on disposal of business	-	(84,512)
Loss from discontinued operations	-	(576,317)
	-	(660,829)

NET LOSS FOR THE YEAR	$(161,025)	$(1,363,889)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustments	7,549	(2,906)

COMPREHENSIVE LOSS	$(153,476)	$(1,366,795)

Basic and diluted loss per share:

Continuing operations	$(0.01)	$(0.03)
Discontinued operations	-	(0.03)

	$(0.01)	$(0.06)

WEIGHTED AVERAGE
SHARES OUTSTANDING	22,190,000	22,190,000

The accompanying notes are an integral part of these consolidated financial statements

Page - 35

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock Issued			Common Stock Subscribed			Accumulated
			Additional				Other
	Number of		Paid-in	Number of		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Total

Balance, January 1, 2004	21,940,000	$21,940	$917,335	250,000	$250,000	$(2,599,335)	$22,736	$(1,387,324)

Reg S, Private Placement, shares issued
for cash, June 9, 2004	250,000	250	249,750	(250,000)	(250,000)	-	-	-

Net loss for the year ended
December 31, 2004	-	-	-	-	-	(1,363,889)	-	(1,363,889)

Foreign currency translation adjustments	-	-	-	-	-	-	(2,906)	(2,906)

Balance, December 31, 2004	22,190,000	22,190	1,167,085	-	-	(3,963,224)	19,830	(2,754,119)

Net loss for the year ended
December 31, 2005	-	-	-	-	-	(161,025)	-	(161,025)

Foreign currency translation adjustment	-	-	-	-	-	-	7,549	7,549

Balance, December 31, 2005	22,190,000	$22,190	$1,167,085	-	$-	$(4,124,249)	$27,379	$(2,907,595)

The accompanying notes are an integral part of these consolidated financial statements

Page - 36

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the year	$(161,025)	$(1,363,889)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	2,396
Loss on sale of fixed assets	-	6,939

Change in operating assets and liabilities:
Decrease(increase) in accounts receivable	35,041	(1,110)
Decrease in inventory	-	378,713
Decrease in prepaids	-	19,145
(Decrease)increase in accounts payable and accrued liabilities	(26,706)	59,425
Increase in accrued interest payable to related party	50,000	50,000
(Decrease)increase in amounts due to related parties	(8,267)	361,272
Increase in accrued interest payable on convertible notes	137,437	95,981

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	26,480	(391,128)

NET CASH USED IN INVESTING ACTIVITIES

Purchase of fixed assets	-	(2,208)

NET CASH USED IN INVESTING ACTIVITIES	-	(2,208)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Increase(decrease) in advances payable	16,385	(2,141)
Increase in convertible notes payable	-	390,915

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	16,385	388,774

Effect of exchange rate changes on cash	7,549	(2,906)

INCREASE (DECREASE) IN CASH	50,414	(7,468)

CASH, BEGINNING OF PERIOD	1,342	8,810

CASH, END OF PERIOD	$51,756	$1,342

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$800	$800
Interest	$-	$-

Non-cash financing transactions:
Conversion of accrued interest payable to convertible notes payable	$-	$66,521
Conversion of advances payable to convertible notes payable	$-	$378,508

The accompanying notes are an integral part of these consolidated financial statements

Page - 37

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Nature of Operations
GlobeTrac Inc. (the “Company”) was incorporated in the state of Delaware on March 2, 2000 as 411 Place.com Inc. On February 28, 2001, the Company changed its name to Artescope, Inc. and on July 29, 2002 changed its name to GlobeTrac Inc. The Company’s principal executive offices are headquartered in Canada. On August 27, 2002 the Company acquired 100% of the shares of Global Axxess Corporation Limited (“Global Axxess”), a company incorporated in Ireland. Global Axxess owns 100% of the issued and outstanding shares of Globetrac Limited, a company incorporated in the United Kingdom.

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

Cash Equivalents
For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2005 and 2004, the Company had no cash equivalents.

Accounts Receivable
Receivables represent valid claims against debtors for sales or royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts.

Revenue Recognition
Royalty revenue is recognized when it is received or when the royalty income is determinable and collectability is reasonably assured.

Page - 38

 GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with various major financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. The Companies accounts receivable primarily consists of royalty income from one source. The Company routinely assesses the financial strength of its source of revenue income and as a consequence, concentration of credit risk is limited.

Fair Value of Financial Instruments
The carrying values reflected in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities, advances payable and convertible debt approximate their fair values because of the short maturity of these instruments.

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

Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for the first fiscal year beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) eliminates the option to use APB 25’s intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

On July 1, 2005, the Company adopted the “modified prospective method” which requires the Company to recognize compensation costs, for all share-based payments granted, modified or settled, in financial statements issued subsequent to July 1, 2005, as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed. The adoption of SFAS 123(R) did not have a material effect on the Company’s financial condition or results of operations subsequent to July 1, 2005, because the Company did not have any awards that were granted prior to the adoption date for which the required service have not yet been performed and the Company did not enter into any share-based transactions between July 1, 2005 and December 31, 2005.

Prior to July 1, 2005, the Company accounted for its stock-based compensation using APB 25 and related interpretations. Under APB 25, compensation expense was recognized for stock options with an exercise price that was less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost was recognized for these options prior to June 30, 2005.

Page - 39

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Net Loss Per Common Share
Basic loss per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares during the year. Diluted earnings per share reflect the potential dilution of securities that could occur if securities or other contracts (such as convertible debt, stock options and warrants) to issue common stock were exercised or converted into common stock. The Company had no outstanding options or warrants at December 31, 2005. The convertible debt has no specific date for conversion and the Company is not sure if or when it will be converted. The Company’s common stock equivalents had no effect on diluted loss per share because potential common shares are excluded from the diluted loss per share computation in net loss periods as their effect would be anti-dilutive.

Segment Reporting
The Company is centrally managed, has limited operations and operates in one business segment.

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

Discontinued Operations
SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is planned. The Company’s termination of their global wireless tracking and telematics equipment business in Europe during November of 2004 caused the Company to reclassify and disclose separately the costs associated with the disposal on the statement of operations and comprehensive income for the year ended December 31, 2004.

New Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” in an effort to unite the United States accounting standards for inventories with International Accounting Standards leading to consistent application of certain accounting requirements. SFAS 151 addresses accounting for abnormal amounts of freight, handling costs, idle facility expense and spoilage (wasted material) and requires that these costs be recognized as current period expenses. Previously, these costs had to be categorized as “so abnormal as to require treatment as current period charges.” In addition, allocation of fixed production overheads to the costs of conversion must be based on the normal capacity of the production facilities. SFAS 151 will be effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on the Company’s operating results, financial position or cash flows.

Page - 40

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

New Accounting Pronouncements, continued
In December 2004, the FASB issued SFAS 153 “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29.” This statement requires that non-monetary exchanges must be recorded at fair value and the appropriate gain or loss must be recognized so long as the fair value is determinable and the transaction has commercial substance. According to this statement, companies can no longer use the “similar productive assets” concept to account for non-monetary exchanges at book value with no gain or loss being recognized. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company’s operating results, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect adoption of SFAS 154 to have a material impact on its financial condition or results of operations.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

At December 31, 2005 and 2004, the Company had a note payable in the amount of $162,149 plus accrued interest of $25,962 and $12,990. This note is unsecured, bears interest at 8%, is payable on demand and, at the option of the Company, is convertible into common shares of the Company at $0.50 per share.

At December 31, 2005 and 2004, the Company has notes payable totaling $511,660 plus accrued interest of $81,804 and $40,933. These notes are unsecured, bear interest at 8%, are payable on demand and, at the option of the Company, are convertible into common shares of the Company at $0.50 per share.

At December 31, 2005 and 2004, the Company has notes payable totaling $835,940 plus accrued interest of $125,652 and $42,058. These notes are unsecured, bear interest at 10% are payable on demand and at the option of either the Company or the lender are convertible into common shares of the Company at market price less 20%, with a minimum conversion price of $0.15 per share. (Note 6)

NOTE 4 - DUE TO RELATED PARTIES

At December 31, 2005 and 2004, the Company was indebted to a company sharing a common officer with the Company in the amount of $4,755. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At December 31, 2005 and 2004, the Company was indebted to a company controlled by an officer of the Company in the amount of $169,547 and $179,227. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the years ended December 31, 2005 and 2004, this same company was paid $16,050 and was paid or had payable $200,000 for administrative services.

During the years ended December 31, 2005 and 2004 an officer of the Company was paid $nil and $30,000 in management fees.

Page - 41

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DUE TO RELATED PARTIES, continued

At December 31, 2005 and 2004, the Company was indebted to a company sharing a common officer in the amounts of $13,828 and $15,418. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At December 31, 2005 and 2004, the Company was indebted to a company controlled by a former officer of the Company in the amounts of $17,226 and $27,990. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the years ended December 31, 2005 and 2004, this related party provided consulting services to the Company amounting to $nil and $110,715.

At December 31, 2005 and 2004, the Company was indebted to a director in the amount of $239,090. During the years ended December 31, 2005 and 2004, the Company paid or had payable, to this same director $nil and $229,023 for rent and management fees.

During the years ended December 31, 2005 and 2004, the Company paid $nil and $161,277 in wages to a former officer of the Company.

At December 31, 2005 and 2004, the Company had advances payable to a related party of $13,766 and $nil. These advances are non-interest bearing, have no fixed terms of repayment and are unsecured.

NOTE 5 - NOTE PAYABLE RELATED PARTY

At December 31, 2005 and 2004, the Company had a note payable to a director of the Company in the amount of $500,000, plus accrued interest of $154,795 and $104,795. This note is unsecured, bears interest at 10% and was due November 27, 2004.

NOTE 6 - ADVANCES PAYABLE

At December 31, 2005, the Company had advances payable of $16,385, these advances are unsecured, are non-interest bearing and have no fixed terms of repayment. During the year ended December 31, 2004, $378,508 in advances were converted into convertible notes payable. (Note 3)

NOTE 7 - COMMON STOCK AND WARRANTS

During the year ended December 31, 2005, no shares were issued and 1,150,000 share purchase warrants expired. During the year ended December 31, 2004, no shares were issued and 1,150,000 share purchase warrants, exercisable on a one for one basis into common shares of the Company at $1.10 per share, expiring between August and December 2005, were outstanding.

NOTE 8 - DISCONTINUED OPERATIONS

On November 26, 2004, the Company entered into a letter agreement whereby they agreed to discontinue, effective November 1, 2004, marketing, distributing and installing global wireless tracking and telematics equipment in Europe, which was carried on through its wholly-owned subsidiary, GlobeTrac Limited, in exchange for certain assets and liabilities and a six percent royalty to be paid to GlobeTrac Inc. on gross sales of all existing and qualified potential customers that the Company had in Europe. The discontinued operations resulted in a loss on the business disposal of $84,512 due to the disposal of fixed assets and inventory and a net loss from discontinued operations of $576,317. These losses were recorded in the loss from discontinued operations section, of the statements of operations and comprehensive income for the year ended December 31, 2004.

Page - 42

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

 As of December 31, 2005 and 2004, deferred tax assets consist of the following:

	2005	2004
Federal loss carryforwards	$647,077	$616,000
State loss carryforwards	61,408	58,000
Foreign loss carryforwards	411,822	402,000

Less: Valuation allowance	(1,120,392)	(1,076,000)

	$-	$-

At December 31, 2005 and 2004, the Company had a net operating loss carryforward (“NOL”) of approximately $4.1 million and $3.9 million for federal, state and foreign tax purposes.

At December 31, 2005 and 2004 the Company had deferred tax assets of approximately $1,120,392 and $1,076,000 that primarily relates to net operating losses. A 100% valuation allowance has been established, as management believes it is more likely than not that the deferred tax assets will not be realized.

The federal and state NOL’s expire through December 31, 2025 and December 31, 2015.

The Company’s valuation allowance increased during 2005 and 2004 by $44,392 and $351,000.

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

NOTE 10 - GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged their rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015. The Company has accumulated a deficit of $4,124,249 since inception and additional financing will be required by the Company to fund and support its operations. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.
Page - 43

EXHIBIT 23.1

Page - 44

16140 SAND CANYON AVE., SUITE 100
IRVINE, CALIFORNIA 92618
HALL&COMPANY Certified Public Accountants, Inc. (949) 910-HALL (4255)
 TAX, FINANCIAL AND MANAGEMENT CONSULTING SERVICES FAX (949) 910-4256

Consent of Independent Registered Public Accounting Firm

We consent to the inclusion in this annual report on Form 10-KSB (File No. 000-33309) of our report dated April 14, 2005 on our audits of the financial statements of GlobeTrac Inc. as of December 31, 2004 and 2003 and for the years then ended.

/s/ Hall & Company
Hall & Company
Irvine, California
March 31, 2006

Page - 45