Form 10QSB
period 2006-03-31
GLOBETRAC INC
filed 2006-05-15
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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
n/a
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
[   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 15, 2006
Common Stock - $0.001 par value	22,190,000

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBETRAC INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS AT MARCH 31, 2006 AND DECEMBER 31, 2005
AND
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

GLOBETRAC INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31,	December 31,
	2006	2005

ASSETS
CURRENT ASSETS

Cash	$37,691	$51,756
Accounts receivable
Net of allowance for doubtful accounts of $1,011 and $999	27,896	28,825

TOTAL ASSETS	$65,587	$80,581

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$117,723	$115,616
Convertible notes payable on demand	1,777,133	1,743,167
Advances payable	16,385	16,385
Due to related parties	612,692	613,008
Note payable to related party	500,000	500,000

	3,023,933	2,988,176

Commitment and Contingencies

STOCKHOLDERS' DEFICIT

Share capital
Authorized
200,000,000 common shares, $0.001 par value
5,000,000 preferred shares, $0.001 par value
Issued and outstanding:
22,190,000 common shares	22,190	22,190
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(4,174,067)	(4,124,249)
Other comprehensive income:
Foreign currency translation adjustment	26,446	27,379

Total Stockholders' Deficit	(2,958,346)	(2,907,595)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$65,587	$80,581

The accompanying notes are an integral part of these consolidated financial statements

Page - 3

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
UNAUDITED

	Three Months Ended March 31,
	2006	2005

REVENUE

Royalty income	$29,791	$12,341

OPERATING EXPENSES

Administrative expenses	33,069	11,245
Selling expenses	-	6,843

Total Operating Expenses	33,069	18,088

Loss from operations	(3,278)	(5,747)

OTHER EXPENSES

Foreign exchange (loss) gain	(338)	67
Interest expense	(46,202)	(47,233)

Total Other Expenses	(46,540)	(47,166)

NET LOSS FOR THE PERIOD	$(49,818)	$(52,913)

OTHER COMPREHENSIVE LOSS

Foreign currency translation adjustments	(933)	1,513

COMPREHENSIVE LOSS	$(50,751)	$(51,400)

Basic and diluted loss per share:	$(0.01)	$(0.01)

WEIGHTED AVERAGE
SHARES OUTSTANDING	22,190,000	22,190,000

The accompanying notes are an integral part of these consolidated financial statements

Page - 4

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
UNAUDITED

	Common Stock Issued
					Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, January 1, 2005	22,190,000	$22,190	$1,167,085	$(3,963,224)	$19,830	$(2,754,119)

Net loss for the three month period ended,
March 31, 2005	-	-	-	(52,913)	-	(52,913)

Foreign currency translation adjustments	-	-	-	-	1,513	1,513

Balance, March 31, 2005	22,190,000	$22,190	$1,167,085	$(4,016,137)	$21,343	$(2,805,519)

Net loss for the nine month period ended,
December 31, 2005	-	-	-	(108,112)	-	(108,112)

Foreign currency translation adjustments	-	-	-	-	6,036	6,036

Balance, December 31, 2005	22,190,000	$22,190	$1,167,085	$(4,124,249)	$27,379	$(2,907,595)

Net loss for the three month period ended,
March 31, 2006	-	-	-	(49,818)		(49,818)

Foreign currency translation adjustments	-	-	-	-	(933)	(933)

Balance, March 31, 2006	22,190,000	$22,190	$1,167,085	$(4,174,067)	$26,446	$(2,958,346)

The accompanying notes are an integral part of these consolidated financial statements

Page - 5

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(49,818)	$(52,913)

Adjustment to reconcile net loss to net cash
used in operating activities:

Changes in operating assets and liabilities:
Decrease in accounts receivable	929	20,517
Increase (Decrease) in accounts payable and accrued liabilities	2,107	(6,224)
Increase in accrued interest payable to related party	12,329	12,328
Decrease in accounts payable to related parties	(12,645)	(1,772)
Increase in accrued interest payable on convertible notes	33,966	34,307

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(13,132)	6,243

Effect of exchange rate changes on cash	(933)	1,512

(DECREASE) INCREASE IN CASH	(14,065)	7,755

CASH, BEGINNING OF PERIOD	51,756	1,342

CASH, END OF PERIOD	$37,691	$9,097

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest on debt	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Page - 6

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

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

Page - 7

 GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Adoption of SFAS 154 did not have a material impact on the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140’. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement is effective for all financial instruments acquired or issued after the beginning of an entities first fiscal year that begins after September 15, 2006.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

At March 31, 2006 and December 31, 2005 the Company had a note payable in the amount of $162,149 plus accrued interest of $29,160 and $25,962. This note is unsecured, bears interest at 8%, is payable on demand and, at the option of the Company, is convertible into common shares of the Company at $0.50 per share.

At March 31, 2006 and December 31, 2005, the Company had notes payable totaling $511,660 plus accrued interest of $91,959 and $81,804. These notes are unsecured, bear interest at 8%, are payable on demand and, at the option of the Company, are convertible into common shares of the Company at $0.50 per share.

At March 31, 2006 and December 31, 2005, the Company has notes payable totaling $835,940 plus accrued interest of $146,264 and $125,652. These notes are unsecured, bear interest at 10% are payable on demand and at the option of either the Company or the lender are convertible into common shares of the Company at market price less 20%, with a minimum conversion price of $0.15 per share.

Page - 8

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - DUE TO RELATED PARTIES

At March 31, 2006 and December 31, 2005, the Company was indebted to a company sharing a common officer with the Company in the amount of $4,755. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At March 31, 2006 and December 31, 2005, the Company was indebted to a company controlled by an officer of the Company in the amount of $156,528 and $169,547. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the three month period ended March 31, 2006 and 2005, this same company was paid $16,050 and $nil for administrative services.

At March 31, 2006 and December 31, 2005, the Company was indebted to a company sharing a common officer in the amounts of $13,995 and $13,828. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At March 31, 2006 and December 31, 2005, the Company was indebted to a company controlled by a former officer of the Company in the amounts of $17,434 and $17,226. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At March 31, 2006 and December 31, 2005, the Company was indebted to a former director in the amount of $239,090. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At March 31, 2006 and December 31, 2005, the Company had advances payable to a related party in the amount of $13,766. These advances are non-interest bearing, have no fixed terms of repayment and are unsecured.

NOTE 5 - NOTE PAYABLE RELATED PARTY

At March 31, 2006 and December 31, 2005, the Company had a note payable to a director of the Company in the amount of $500,000, plus accrued interest of $167,124 and $154,795. This note is unsecured, bears interest at 10% and was due November 27, 2004.

NOTE 6 - ADVANCES PAYABLE

At March 31, 2006 and December 31, 2005, the Company had advances payable of $16,385, these advances are unsecured, are non-interest bearing and have no fixed terms of repayment

NOTE 8 - GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged their rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015. The Company has accumulated a deficit of $4,174,067 since inception and additional financing will be required by the Company to fund and support its operations. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Page - 9

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING IS A DISCUSSION AND ANALYSIS THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF GLOBETRAC AND ITS SUBSIDIARY (COLLECTIVELY, “GLOBETRAC” OR THE “COMPANY”) FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006 AND 2005. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN AND MANAGEMENT’S DISCUSSION AND ANALYSIS INCLUDED IN GLOBETRAC’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005.

Overview

At March 31, 2006, our only source of income is a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of WebTech. A customer is a list of customers that was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for 11 years, beginning November 1, 2004 and ending October 31, 2015.

Due to limited operations, we are presently seeking new business opportunities.

We have accumulated a deficit of approximately $4.2 million to date and will require additional financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through the receipt of the royalty payments from WebTech and locating a viable business.

There is no assurance that we will be able to obtain additional financing, be successful in seeking new business opportunities, receive any royalties from WebTech or that we will be able to reduce operating expenses. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Financial Condition

During the three months ended March 31, 2006, we had a net loss of $49,818. As of March 31, 2006, we had a cash balance of $37,691 and accounts receivable of $27,896. When these current assets are offset against our current obligations of $117,723 in accounts payable and accrued liabilities, $1,777,133 in convertible notes payable on demand, $16,385 in advances payable, $612,692 in amounts due to related parties and a $500,000 note payable to a related party, we are left with a working capital deficit of $2,958,346.

We believe that our cash and cash equivalents as of the date of this filing are not sufficient to satisfy our working capital needs for the next year. Over the next nine months we plan to seek new business opportunities and collect royalty payments from WebTech. We anticipate funding our working capital needs for the next nine months through the royalty payments from WebTech, the equity capital markets, private advances and loans. Although the foregoing actions are expected to cover our anticipated cash needs for working capital and capital expenditures for at least the next nine months, no assurance can be given that we will be able collect any royalty payments or raise sufficient cash to meet our cash requirements.

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

Page - 10

Related-Party Transactions

Included in the $612,692 that is due to related parties at March 31, 2006 are $413,052 in professional, consulting and management fees that were accrued prior to 2006, $32,516 in advances and $167,124 in interest on the $500,000 note payable to a related party. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured. The $500,000 note payable to a related party bears interest at 10%, is unsecured and was payable November 27, 2004. We do not anticipate paying this note unless we achieve profitable operations, raise sufficient working capital, or issue shares for debt to cover this obligation.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Overall Results of Operations

For the three months ended March 31, 2006, we had a net loss of $49,818 or a $(0.01) net loss per share, which was a decrease of $3,095 in net loss from our net loss of $52,913 or a $(0.01) net loss per share for the three months ended March 31, 2005. The decrease in net loss for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was the result of an increase in operating costs offset by an increase in revenue.  If we are not successful in acquiring a viable business during 2006, we expect our net loss to increase by approximately $60,000 due to an anticipated increase in our operating costs. We expect our revenue and interest costs to remain the same.

Revenues

Our revenue increased by $17,450 or 141% from $12,341 for the three months ended March 31, 2005 to $29,791 for the three months ended March 31, 2006. All of the revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. We expect our royalty income to remain the same during 2006. We do not expect revenue to increase, unless we locate a new revenue generating business opportunity.

Operating Expenses

Our operating expenses increased by $14,981 or 83% from $18,088 for three months ended March 31, 2005 to $33,069 for the three months ended March 31, 2006. The increase in operating expenses was due to primarily to an increase in professional fees. We expect our operating costs to increase during 2006 by approximately $60,000, due to higher professional fees.

Interest Expense

Our interest expense decreased by $1,031 or 2% from $47,233 for the three months ended March 31, 2005 to $46,202 for the three months ended March 31, 2006. We expect interest expense to remain the same during 2006 unless some of the convertible notes are converted into common shares of the Company.

Off-Balance-Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that we expect to be material to investors. We do not have any non-consolidated, special-purpose entities.

Liquidity and Capital Resources

As of March 31, 2006, we had a cash balance of $37,691 and negative cash flows from operations of $13,132 for the three months then ended. During the three months ended March 31, 2006, we funded our operations through revenue from royalty revenue we received from WebTech of $29,791.

The notes to our consolidated financial statements as of March 31, 2006, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have accumulated a deficit of $4,174,067. As of March 31, 2006, we had $3,023,933 in current liabilities, when this is offset against our current assets of $65,587 we are left with a working capital deficit of $2,958,346 and as such we cannot assure that we will succeed in locating a viable business opportunity or achieving a profitable level of operations sufficient to meet our ongoing cash needs. We have, however, successfully generated sufficient working capital and liquidity through royalty revenues and advances of cash until the date of this filing, and believe that we can continue to do so for the next nine months.

Page - 11

Below is a discussion of our sources and uses of funds for the three months ended March 31, 2006.

Net Cash Used In Operating Activities

Net cash used in operating activities during the three months ended March 31, 2006 was $13,132, this cash was primarily provided by the collection of accounts receivable of $929, an increase in accounts payable and accrued liabilities of $2,107, an increase in accrued interest payable to a related party of $12,329 and an increase in accrued interest on convertible notes of $33,966, offset by a net loss of $49,818, and a decrease in amounts due to related parties of $12,645.

Net Cash Provided By Financing Activities

We did not have any financing activities during the three months ended March 31, 2006.

Net Cash Used In Investing Activities

We did not have any investing activities during the three months ended March 31, 2006.

Contingencies and Commitments

We had no contingencies or long-term commitments at March 31, 2006.

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

Accounts Receivable

At March 31, 2006, accounts receivable consists of estimated royalty revenue for the months of February and March 2006. Our estimate was based on a verbal estimate we received from WebTech which amount is consistent with the amounts we have received from WebTech since November 2004. As of the date of filing we had not received payment of the accrued royalty revenue and thus our estimated accrual could vary materially from the amount we accrued at March 31, 2006.

  Revenue Recognition

We recognized our royalty revenue when it was received and accrue for royalty revenues that we believe to be reasonably collectable.

Contractual Obligations

The following table provides a summary of our debt obligation as of March 31, 2006. We have not included repayment of our convertible notes payable because these notes are repayable on demand and we do not know when or if payment will be demanded.

   Contractual Payment Due by Period
                                         2006

Note Payable to Related Party            $667,123

Page - 12

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

We may, from time to time, make oral forward-looking statements. We strongly advise you to read the foregoing paragraphs and the risk factors described in our annual report and in our other documents filed with the United States Securities and Exchange Commission for a description of certain factors that could cause our actual results to differ materially from those in the oral forward-looking statements. We disclaim any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

John daCosta, GlobeTrac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of GlobeTrac’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Mr. daCosta has concluded that, as of the Evaluation Date, GlobeTrac’s disclosure controls and procedures are effective in alerting GlobeTrac on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in GlobeTrac’s internal controls or, to the GlobeTrac’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date GlobeTrac carried out this evaluation.

Page - 13

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

Filed

Page - 14

Exhibit	Description	Status
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
Dated: May 15, 2006

Page - 15

Exhibit 31

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

Date: May 15, 2006

/s/ John daCosta
John daCosta
Chief Executive Officer

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

Date: May 15, 2006

/s/ John daCosta
John daCosta
Chief Financial Officer

Page - 18

Exhibit 32

Page - 19

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John daCosta, President and Chief Executive Officer of GlobeTrac, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of GlobeTrac.

/s/ John daCosta
John daCosta
Chief Executive Officer

May 15, 2006

Page - 20

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John daCosta, Secretary, Treasurer, and Chief Financial Officer of GlobeTrac, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of GlobeTrac.

/s/ John daCosta
John daCosta
Chief Financial Officer

May 15, 2006

Page - 21