Form 10QSB
period 2006-06-30
GLOBETRAC INC
filed 2006-08-14
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to ________________

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
[   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 10, 2006
Common Stock - $0.001 par value	22,190,000

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBETRAC INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 and 2005

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

GLOBETRAC INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS

Cash	$67,322	$51,756
Accounts receivable
Net of allowance for doubtful accounts of $1,074 and $999	29,653	28,825

TOTAL ASSETS	$96,975	$80,581

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$116,457	$115,616
Convertible notes payable and related accrued interest due on demand	1,811,413	1,743,167
Advances payable	16,385	16,385
Due to related parties	627,139	613,008
Note payable to related party	500,000	500,000

	3,071,394	2,988,176

Commitment and Contingencies

STOCKHOLDERS' DEFICIT

Preferred stock
Authorized: 5,000,000 preferred shares, $0.001 par value
Issued and outstanding: None
Common stock
Authorized: 200,000,000 common shares, $0.001 par value
Issued and outstanding: 22,190,000 common shares	22,190	22,190
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(4,186,469)	(4,124,249)
Accumulated other comprehensive income	22,775	27,379

Total Stockholders' Deficit	(2,974,419)	(2,907,595)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$96,975	$80,581

The accompanying notes are an integral part of these consolidated financial statements

Page - 3

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

REVENUE

Royalty income	$60,917	$82,143	$90,708	$94,484

OPERATING EXPENSES

Administrative expenses	28,577	16,704	61,646	27,949
Selling expenses	-	4,180	-	11,023

Total Operating Expenses	28,577	20,884	61,646	38,972

Income From Operations	32,340	61,259	29,062	55,512

OTHER EXPENSES

Foreign exchange transaction gains	1,757	(141)	1,419	(74)
Interest expense	(46,499)	(44,021)	(92,701)	(91,254)

Total Other Expenses	(44,742)	(44,162)	(91,282)	(91,328)

NET (LOSS) INCOME FOR THE PERIOD	$(12,402)	$17,097	$(62,220)	$(35,816)

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE:	$(0.01)	$0.01	$(0.01)	$(0.01)

WIEGHTED AVERAGE SHARES OUTSTANDING	22,190,000	22,190,000	22,190,000	22,190,000

The accompanying notes are an integral part of these consolidated financial statements

Page - 4

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2006, DECEMBER 31, 2005 AND JUNE 30, 2005
UNAUDITED

	Common Stock Issued
					Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, January 1, 2005	22,190,000	$22,190	$1,167,085	$(3,963,224)	$19,830	$(2,754,119)

Net loss for the six month period ended,
June 30, 2005	-	-	-	(35,816)	-	(35,816)

Foreign currency translation adjustments	-	-	-	-	4,837	4,837

Balance, June 30, 2005	22,190,000	22,190	1,167,085	(3,999,040)	24,667	(2,785,098)

Net loss for the six month period ended,
December 31, 2005	-	-	-	(125,209)	-	(125,209)

Foreign currency translation adjustments	-	-	-	-	2,712	2,712

Balance, December 31, 2005	22,190,000	22,190	1,167,085	(4,124,249)	27,379	(2,907,595)

Net loss for the six month period ended,
June 30, 2006	-	-	-	(62,220)	-	(62,220)

Foreign currency translation adjustments	-	-	-	-	(4,604)	(4,604)

Balance, June 30, 2006	22,190,000	$22,190	$1,167,085	$(4,186,469)	$22,775	$(2,974,419)

The accompanying notes are an integral part of these consolidated financial statements

Page - 5

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended
	June 30,
	2006	2005

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss for the period	$(62,220)	$(35,816)

Change in operating assets and liabilities:
Increase in accounts receivable	(828)	(61,322)
Increase (Decrease) in accounts payable	841	(22,092)
Increase in accrued interest payable to related party	24,794	24,795
Decrease in accounts payable to related parties	(10,663)	(11,011)
Increase in accrued interest payable on convertible notes	68,246	66,184

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	20,170	(39,262)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Increase in advances payable to related party	-	23,266
Increase in advances payable	-	16,385

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	39,651

Effect of exchange rate changes on cash	(4,604)	4,837

Increase in cash	15,566	5,226

Cash, beginning of period	51,756	1,342

CASH, END OF PERIOD	$67,322	$6,568

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Page - 6

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

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

Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005 included in the Company’s annual report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in the Company’s 2005 Annual Report. Additional significant accouting policies which affect the company or which have been developed since December 31, 2005 are summarized below:

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

New Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140’. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement is effective for all financial instruments acquired or issued after the beginning of an entities first fiscal year that begins after September 15, 2006. The Company does not expect adoption of SFAS 155 to have a material impact on its financial condition or results of operations.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 will not have any effect on the results of our operations, financial condition or cash flows.

Page - 8

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - CONVERTIBLE NOTES PAYABLE

At June 30, 2006 and December 31, 2005 the Company had a note payable in the amount of $162,149 plus accrued interest of $32,394 and $25,962. This note is unsecured, bears interest at 8%, is payable on demand and, at the option of the Company, is convertible into common shares of the Company at $0.50 per share.

At June 30, 2006 and December 31, 2005, the Company had notes payable totaling $511,660 plus accrued interest of $102,164 and $81,804. These notes are unsecured, bear interest at 8%, are payable on demand and, at the option of the Company, are convertible into common shares of the Company at $0.50 per share.

At June 30, 2006 and December 31, 2005, the Company had notes payable totaling $835,940 plus accrued interest of $167,106 and $125,652. These notes are unsecured, bear interest at 10% are payable on demand and at the option of either the Company or the lender are convertible into common shares of the Company at market price less 20%, with a minimum conversion price of $0.15 per share.

NOTE 4 - DUE TO RELATED PARTIES

At June 30, 2006 and December 31, 2005, the Company was indebted to a company sharing a common officer with the Company in the amount of $4,755. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At June 30, 2006 and December 31, 2005, the Company was indebted to a company controlled by an officer of the Company in the amount of $156,528 and $169,547. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the six month periods ended June 30, 2006 and 2005, this same company was paid $32,100 and $nil for administrative services.

At June 30, 2006 and December 31, 2005, the Company was indebted to a company sharing a common officer in the amounts of $14,877 and $13,828. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At June 30, 2006 and December 31, 2005, the Company was indebted to a company controlled by a former officer of the Company in the amounts of $18,532 and $17,226. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At June 30, 2006 and December 31, 2005, the Company was indebted to a former director in the amount of $239,090. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At June 30, 2006 and December 31, 2005, the Company had advances payable to a related party in the amount of $13,766. These advances are non-interest bearing, have no fixed terms of repayment and are unsecured.

NOTE 5 - NOTE PAYABLE RELATED PARTY

At June 30, 2006 and December 31, 2005, the Company had a note payable to a director of the Company in the amount of $500,000, plus accrued interest of $179,589 and $154,795. This note is unsecured, bears interest at 10% and was due November 27, 2004.

NOTE 6 - ADVANCES PAYABLE

At June 30, 2006 and December 31, 2005, the Company had advances payable of $16,385, these advances are unsecured, are non-interest bearing and have no fixed terms of repayment.

Page - 9

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged their rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015. The Company has accumulated a deficit of $4,186,469 since inception and additional financing will be required by the Company to fund and support its operations. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Page - 10

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
THE FOLLOWING IS A DISCUSSION AND ANALYSIS THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF GLOBETRAC AND ITS SUBSIDIARY (COLLECTIVELY, “GLOBETRAC” OR THE “COMPANY”) FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN AND MANAGEMENT’S DISCUSSION AND ANALYSIS INCLUDED IN GLOBETRAC’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005.

Overview

At June 30, 2006, our only source of income is a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of Webtech. A customer is a list of customers that was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for 11 years, beginning November 1, 2004 and ending October 31, 2015.

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

Financial Condition

During the six months ended June 30, 2006, we had a net loss of $62,220. As of June 30, 2006, we had a cash balance of $67,322 and accounts receivable of $29,653. When these current assets are offset against our current obligations of $116,457 in accounts payable and accrued liabilities, $1,811,413 in convertible notes payable on demand, $16,385 in advances payable, $627,139 in amounts due to related parties and a $500,000 note payable to a related party, we are left with a working capital deficit of $2,974,419.

We believe that our cash and cash equivalents as of the date of this filing are not sufficient to satisfy our working capital needs for the next year. Over the next year we plan to seek new business opportunities and collect royalty payments from WebTech. We anticipate funding our working capital needs for the next year through the royalty payments from WebTech, the equity capital markets, private advances and loans. Although the foregoing actions are expected to cover our anticipated cash needs for working capital and capital expenditures for at least the next year, no assurance can be given that we will be able collect any royalty payments or raise sufficient cash to meet our cash requirements.

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

Page - 11

Related-Party Transactions

Included in the $627,139 that is due to related parties at June 30, 2006 are $414,151 in professional, consulting and management fees that were accrued prior to 2006, $33,399 in advances and $179,589 in interest on the $500,000 note payable to a related party. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured. The $500,000 note payable to a related party bears interest at 10%, is unsecured and was payable November 27, 2004. We do not anticipate paying this note unless we achieve profitable operations, raise sufficient working capital, or issue shares for debt to cover this obligation.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

Overall Results of Operations

For the three months ended June 30, 2006, we had a net loss of $12,402 or a $(0.01) net loss per share, which was an increase of $29,499 in net loss from our net earnings of $17,097 or a $0.01 net earnings per share for the three months ended June 30, 2005. The increase in net loss for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005 was primarily the result of an increased professional fees and a decrease in revenue.

For the six months ended June 30, 2006, we had a net loss of $62,220 or a $(0.01) net loss per share, which was an increase of $26,404 in net loss from our net loss of $35,816 or a ($0.01) net loss per share for the six months ended June 30, 2005. The increase in net loss for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was primarily the result of increased professional fees and decreased revenue offset by a decrease in marketing expenses. If we are not successful in acquiring a viable business during 2006, we expect our net loss to increase by approximately $60,000 due to an anticipated increase in professional fees. Over the course of the year we expect our revenue and interest costs to remain the same.

Revenues

Our revenue decreased by $21,226 or 26% from $82,143 for the three months ended June 30, 2005 to $60,917 for the three months ended June 30, 2006.

Our revenue decreased by $3,776 or 4% from $94,484 for the six months ended June 30, 2005 to $90,708 for the six months ended June 30, 2006.

All of the revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. We expect our royalty income to remain the same during 2006. We do not expect revenue to increase, unless we locate a new revenue generating business opportunity.

Operating Expenses

Our operating expenses increased by $7,693 or 37% from $20,884 for three months ended June 30, 2005 to $28,577 for the three months ended June 30, 2006.

Our operating expenses increased by $22,674 or 58% from $38,972 for six months ended June 30, 2005 to $61,646 for the six months ended June 30, 2006.

The increase in operating expenses was due to primarily to an increase in professional fees. We expect our operating costs to increase during 2006 by approximately $60,000, due to higher professional fees.

Interest Expense

Our interest expense increased by $2,478 or 6% from $44,021 for the three months ended June 30, 2005 to $46,499 for the three months ended June 30, 2006.

Our interest expense increased by $1,447 or 2% from $91,254 for the six months ended June 30, 2005 to $92,701 for the six months ended June 30, 2006.

We expect interest expense to remain the same during 2006 unless some of the convertible notes are converted into common shares of the Company.

Page - 12

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

Liquidity and Capital Resources

As of June 30, 2006, we had a cash balance of $67,322 and positive cash flows from operations of $20,170 for the six months then ended. During the six months ended June 30, 2006, we funded our operations through revenue from royalty payments we received from WebTech of $90,708.

The notes to our consolidated financial statements as of June 30, 2006, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have accumulated a deficit of $4,186,469. As of June 30, 2006, we had $3,071,394 in current liabilities, when this is offset against our current assets of $96,975 we are left with a working capital deficit of $2,974,419 and as such we cannot assure that we will succeed in locating a viable business opportunity or achieving a profitable level of operations sufficient to meet our ongoing cash needs. We have, however, successfully generated sufficient working capital and liquidity through royalty revenues and advances of cash until the date of this filing, and believe that we can continue to do so for the next year.

Below is a discussion of our sources and uses of funds for the six months ended June 30, 2006.

Net Cash Used In Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2006 was $20,170, this cash was primarily provided by an increase in accounts payable and accrued liabilities of $841, an increase in accrued interest payable to a related party of $24,794 and an increase in accrued interest on convertible notes of $68,246, offset by a net loss of $62,220, an increase in accounts receivable of $828, and a decrease in amounts due to related parties of $10,663.

Net Cash Used In Investing Activities

We did not have any investing activities during the six months ended June 30, 2006.

Net Cash Provided By Financing Activities

We did not have any financing activities during the six months ended June 30, 2006.

Contingencies and Commitments

We had no contingencies or long-term commitments at June 30, 2006.

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

Accounts Receivable

At June 30, 2006, accounts receivable consists of estimated royalty revenue for the months of May and June 2006. Our estimate was based on a verbal estimate we received from WebTech which amount is consistent with the amounts we have received from WebTech since November 2004. As of the date of filing we had not received payment of the accrued royalty revenue and thus our estimated accrual could vary materially from the amount we accrued at June 30, 2006.

Page - 13

 Revenue Recognition

We recognized our royalty revenue when it was received and accrue for royalty revenues that we believe  to be reasonably collectable.

Contractual Obligations

The following table provides a summary of our debt obligation as of June 30, 2006. We have not included repayment of our convertible notes payable because these notes are repayable on demand and we do not know when or if payment will be demanded.

                        Contractual Payment Due by Period
                                                                                               2006

Note Payable to Related Party                                          $679,589

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

Based on that evaluation, Mr. daCosta has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Mr. daCosta as appropriate, to allow timely decisions regarding required disclosure.

Page - 14

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

Filed

Page - 15

Exhibit	Description	Status
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

By:/s/ John daCosta
Name:  John daCosta
Title: CEO and CFO
Dated: August 11, 2006

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

Date: August 11, 2006

/s/ John daCosta
John daCosta
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

Date: August 11, 2006

/s/ John daCosta
John daCosta
Chief Financial Officer

Page - 19

Exhibit 32

Page - 20

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John daCosta, President and Chief Executive Officer of GlobeTrac, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of GlobeTrac.

/s/ John daCosta
John daCosta
Chief Executive Officer

August 11, 2006

Page - 21

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John daCosta, Secretary, Treasurer, and Chief Financial Officer of GlobeTrac, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of GlobeTrac.

/s/ John daCosta
John daCosta
Chief Financial Officer

August 11, 2006

Page - 22