Form 10QSB
period 2006-09-30
GLOBETRAC INC
filed 2006-11-13
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________

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
[    ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 10, 2006
Common Stock - $0.001 par value	22,190,000

Transitional Small Business Disclosure Format (Check one): Yes [    ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBETRAC INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

GLOBETRAC INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS

Cash	$43,562	$51,756
Accounts receivable
Net of allowance for doubtful accounts of $1,088 and $999	46,123	28,825

TOTAL ASSETS	$89,685	$80,581

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$120,214	$115,616
Convertible notes payable and related accrued interest due on demand	1,846,070	1,743,167
Advances payable	16,385	16,385
Due to related parties	640,153	613,008
Note payable to related party	500,000	500,000

	3,122,822	2,988,176

Contingency

STOCKHOLDERS' DEFICIT

Preferred stock
Authorized: 5,000,000 preferred shares, $0.001 par value
Issued and outstanding: none
Common stock
Authorized: 200,000,000 common shares, $0.001 par value
Issued and outstanding: 22,190,000 common shares	22,190	22,190
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(4,244,540)	(4,124,249)
Accumulated other comprehensive income	22,128	27,379

Total Stockholders' Deficit	(3,033,137)	(2,907,595)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$89,685	$80,581

The accompanying notes are an integral part of these consolidated financial statements

Page - 3

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

REVENUE

Royalty income	$16,305	$-	$107,013	$94,484

OPERATING EXPENSES

General and administrative	27,359	18,048	87,586	57,094

Total Operating Expenses	27,359	18,048	87,586	57,094

(Loss) Income From Operations	(11,054)	(18,048)	19,427	37,390

OTHER EXPENSES

Interest expense	(47,017)	(43,722)	(139,718)	(134,976)

NET LOSS FOR THE PERIOD	$(58,071)	$(61,770)	$(120,291)	$(97,586)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WIEGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	22,190,000	22,190,000	22,190,000	22,190,000

The accompanying notes are an integral part of these consolidated financial statements

Page - 4

GLOBETRAC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND THE THREE MONTHS ENDED DECEMBER 31, 2005
UNAUDITED

	Common Stock Issued
					Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at January 1, 2005	22,190,000	$22,190	$1,167,085	$(3,963,224)	$19,830	$(2,754,119)

Net loss for the nine month period ended,
September 30, 2005	-	-	-	(97,586)	-	(97,586)
Foreign currency exchange	-	-	-	-	5,738	5,738

Comprehensive loss	-	-	-	-	-	(91,848)

Balance, September 30, 2005	22,190,000	22,190	1,167,085	(4,060,810)	25,568	(2,845,967)

Net loss for the three month period ended,
December 31, 2005	-	-	-	(63,439)	-	(63,439)
Foreign currency exchange	-	-	-	-	1,811	1,811

Comprehensive loss	-	-	-	-	-	(61,628)

Balance, December 31, 2005	22,190,000	22,190	1,167,085	(4,124,249)	27,379	(2,907,595)

Net loss for the nine month period ended,
September 30, 2006	-	-	-	(120,291)	-	(120,291)
Foreign currency exchange	-	-	-	-	(5,251)	(5,251)

Comprehensive loss	-	-	-	-	-	(125,542)

Balance, September 30, 2006	22,190,000	$22,190	$1,167,085	$(4,244,540)	$22,128	$(3,033,137)

The accompanying notes are an integral part of these consolidated financial statements

Page - 5

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

	2006	2005

Cash flows from operating activities:

Net loss for the period	$(120,291)	$(97,586)

Changes in operating assets and liabilities:
Accounts receivable	(17,298)	(59,694)
Accounts payable and accrued liabilities	4,598	(12,975)
Accrued interest payable to related party	37,397	37,398
Accounts payable to related parties	(10,252)	11,835
Accrued interest payable on convertible notes	102,903	102,801

Net cash used in operating activities	(2,943)	(18,221)

Cash flows from financing activities:

Advances payable	-	16,385

Cash flows from financing acivities	-	16,385

Effect of foreign currency exhange	(5,251)	5,738

Net (decrease) increase in cash	(8,194)	3,902

Cash at the beginning of the period	51,756	1,342

Cash at the end of the period	$43,562	$5,244

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period:

Income taxes	$-	$-

Interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements
Page - 6

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
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

Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005 included in the Company’s annual report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in the Company’s 2005 Annual Report. Additional significant accounting policies which affect the Company or which have been developed since December 31, 2005, are summarized below:

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
SEPTEMBER 30, 2006 AND 2005
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

Revenue Recognition

Royalty revenue is recognized when it is received or when the royalty income is determinable and collectibility is reasonably assured.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement is effective for all financial instruments acquired or issued after the beginning of an entities first fiscal year that begins after September 15, 2006. The Company does not expect adoption of SFAS 155 to have a material impact on its financial condition or results of operations.

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

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the results of operations of financial position for any period presented.

Page - 8

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

NOTE 3 - GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged their rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015. The Company has accumulated a deficit of $4,244,540 since inception and additional financing will be required by the Company to fund and support its operations. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

NOTE 4 - CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST DUE ON DEMAND

At September 30, 2006 and December 31, 2005, the Company had a note payable in the amount of $162,149 plus accrued interest of $35,664 and $25,962, respectively. This note is unsecured, bears interest at 8%, is payable on demand and, at the option of the Company, is convertible into common shares of the Company at $0.50 per share.

At September 30, 2006 and December 31, 2005, the Company had notes payable totaling $511,660 plus accrued interest of $112,481 and $81,804, respectively. These notes are unsecured, bear interest at 8%, are payable on demand and, at the option of the Company, are convertible into common shares of the Company at $0.50 per share.

At September 30, 2006 and December 31, 2005, the Company had notes payable totaling $835,940 plus accrued interest of $188,176 and $125,652, respectively. These notes are unsecured, bear interest at 10% are payable on demand and at the option of either the Company or the lender are convertible into common shares of the Company at market price less 20%, with a minimum conversion price of $0.15 per share.

NOTE 5 - ADVANCES PAYABLE

At September 30, 2006 and December 31, 2005, the Company had advances payable of $16,385, these advances are unsecured, are non-interest bearing and have no fixed terms of repayment.

NOTE 6 - DUE TO RELATED PARTIES

At September 30, 2006 and December 31, 2005, the Company was indebted to a company sharing a common officer with the Company in the amount of $4,755. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At September 30, 2006 and December 31, 2005, the Company was indebted to a company controlled by an officer of the Company in the amount of $156,528 and $169,547, respectively. This debt is unsecured, non-interest bearing and has no fixed terms of repayment. During the nine month periods ended September 30, 2006 and 2005, $48,050 and $0, respectively, was paid or accrued to this same company for administrative services.

Page - 9

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

NOTE 6 - DUE TO RELATED PARTIES, continued

At September 30, 2006 and December 31, 2005, the Company was indebted to a company sharing a common officer in the amounts of $15,060 and $13,828, respectively. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At September 30, 2006 and December 31, 2005, the Company was indebted to a company controlled by a former officer of the Company in the amounts of $18,762 and $17,226, respectively. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At September 30, 2006 and December 31, 2005, the Company was indebted to a former director in the amount of $239,090. This debt is unsecured, non-interest bearing and has no fixed terms of repayment.

At September 30, 2006 and December 31, 2005, the Company had advances payable to a director in the amount of $13,766. These advances are non-interest bearing, have no fixed terms of repayment and are unsecured. At September 30, 2006 and December 31, 2005, the Company was indebted to this same director in the amounts of $192,192 and $154,795, respectively, for accrued interest on the note payable. (Note 8)

NOTE 7 - NOTE PAYABLE TO RELATED PARTY

At September 30, 2006 and December 31, 2005, the Company had a note payable to a director of the Company in the amount of $500,000, plus accrued interest. This note is unsecured, bears interest at 10% and was due November 27, 2004. (Note 7)

Page - 10

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING IS A DISCUSSION AND ANALYSIS THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF GLOBETRAC AND ITS SUBSIDIARY (COLLECTIVELY, “GLOBETRAC” OR THE “COMPANY”) FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN AND MANAGEMENT’S DISCUSSION AND ANALYSIS INCLUDED IN GLOBETRAC’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005.

Overview

At September 30, 2006, our only source of income is a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of WebTech. A customer is a list of customers that was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for 11 years, beginning November 1, 2004 and ending October 31, 2015.

Due to limited operations, we are presently seeking new business opportunities.

We have accumulated a deficit of approximately $4.25 million to date and will require additional financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through the receipt of the royalty payments from Webtech and locating a viable business.

There is no assurance that we will be able to obtain additional financing, be successful in seeking new business opportunities, receive any royalties from WebTech or that we will be able to reduce operating expenses. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Financial Condition

During the nine months ended September 30, 2006, we had a net loss of $120,291. As of September 30, 2006, we had a cash balance of $43,562 and accounts receivable of $46,123. When these current assets are offset against our current obligations of $120,214 in accounts payable and accrued liabilities, $1,846,070 in convertible notes payable on demand, $16,385 in advances payable, $640,153 in amounts due to related parties and a $500,000 note payable to a related party, we are left with a working capital deficit of $3,033,137.

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

Page - 11

Related-Party Transactions

Included in the $640,153 that is due to related parties at September 30, 2006 are $414,380 in professional, consulting and management fees that were accrued prior to 2006, $33,581 in advances and $192,192 in interest on the $500,000 note payable to a related party. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured. The $500,000 note payable to a related party bears interest at 10%, is unsecured and was payable November 27, 2004. We do not anticipate paying this note unless we achieve profitable operations, raise sufficient working capital, or issue shares for debt to cover this obligation.

COMPARISON OF THE THREE & NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Overall Results of Operations

For the three months ended September 30, 2006, we had a net loss of $58,071 or a $(0.01) net loss per share, which was a decrease of $3,699 in net loss from our net loss of $61,770 or a $(0.01) net loss per share for the three months ended September 30, 2005. The decrease in net loss for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily the result of an increase in revenue and a decrease in filing fees that was partially offset by an increase in professional fees.

For the nine months ended September 30, 2006, we had a net loss of $120,291 or a $(0.01) net loss per share, which was an increase of $22,705 in net loss from our net loss of $97,586 or a $(0.01) net loss per share for the nine months ended September 30, 2005. The increase in net loss for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was the result of increased professional fees, offset by increased revenues and decreases in marketing expense and filing fees. If we are not successful in acquiring a viable business during 2006, we expect our net losses to increase by approximately $60,000 due to anticipated increases in professional fees. Over the course of the year we expect our revenue and interest costs to remain the same.

Revenues

Our revenue increased by $16,305 from $nil for the three months ended September 30, 2005 to $16,305 for the three months ended September 30, 2006.

Our revenue increased by $12,529 or 13% from $94,484 for the nine months ended September 30, 2005 to $107,013 for the nine months ended September 30, 2006.

All of the revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. We expect our royalty income to remain the same during 2006. We do not expect revenue to increase, unless we locate a new revenue generating business opportunity.

Operating Expenses

Our operating expenses increased by $9,311 or 52% from $18,048 for three months ended September 30, 2005 to $27,359 for the three months ended September 30, 2006.

Our operating expenses increased by $30,492 or 53% from $57,094 for nine months ended September 30, 2005 to $87,586 for the nine months ended September 30, 2006.

The increase in operating expenses was primarily due to an increase in professional fees. We expect our operating costs to increase during 2006 by approximately $60,000, due to higher professional fees.

Interest Expense

Our interest expense increased by $3,295 or 8% from $43,722 for the three months ended September 30, 2005 to $47,017 for the three months ended September 30, 2006.

Our interest expense increased by $4,742 or 4% from $134,976 for the nine months ended September 30, 2005 to $139,718 for the nine months ended September 30, 2006.

We expect interest expense to remain the same during 2006 unless some or all of the convertible notes are converted into common shares of the Company.

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

Liquidity and Capital Resources

As of September 30, 2006, we had a cash balance of $43,562 and negative cash flows from operations of $2,943 for the nine months then ended. During the nine months ended September 30, 2006, we funded our operations with cash that we received for royalty payments from WebTech of approximately $61,000.

The notes to our consolidated financial statements as of September 30, 2006, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have accumulated a deficit of $4,244,540. As of September 30, 2006, we had $3,122,822 in current liabilities, when this is offset against our current assets of $89,685 we are left with a working capital deficit of $3,033,137 and as such we cannot assure that we will succeed in locating a viable business opportunity or achieving a profitable level of operations sufficient to meet our ongoing cash needs. We have, however, successfully generated sufficient working capital and liquidity through royalty revenues and advances of cash until the date of this filing, and believe that we can continue to do so for the next year.

Below is a discussion of our sources and uses of funds for the nine months ended September 30, 2006.

Net Cash Used In Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2006 was $2,943. This was primarily due to a net loss of $120,291, an increase in accounts receivable of $17,298 and a decrease in accounts payable to related parties of $10,252, offset by an increase in accounts payable and accrued liabilities of $4,598, an increase in accrued interest payable to a related party of $37,397 and an increase in accrued interest on convertible notes of $102,903.

Net Cash Used In Investment Activities

We did not have any investment activities during the nine months ended September 30, 2006.

Net Cash From Financing Activities

We did not have any financing activities during the nine months ended September 30, 2006.

Contingencies and Commitments

We had no contingencies or long-term commitments at September 30, 2006.

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

Accounts Receivable

At September 30, 2006, accounts receivable consists of estimated royalty revenue for the months of August and September 2006. Our estimate was based on a verbal estimate we received from WebTech which amount is consistent with the amounts we have received from WebTech since November 2004. As of the date of filing we had not received payment of the accrued royalty revenue and thus our estimated accrual could vary materially from the amount we accrued at September 30, 2006.

Page - 13

  Revenue Recognition

We recognized our royalty revenue when it was received and accrue for royalty revenues that we believe to be reasonably collectable.

Contractual Obligations

The following table provides a summary of our debt obligation as of September 30, 2006. We have not included repayment of our convertible notes payable because these notes are repayable on demand and we do not know when or if payment will be demanded.

Contractual Payment Due by Period
2006
Note Payable to Related Party	$692,192

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

Certain parts of this Form 10-QSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to our royalty revenue; being unable to continue to fund our operations with advances or private loans; changes in business direction including locating or acquiring a viable business. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, our outcome may vary substantially from our anticipated or projected results, and accordingly, we express no opinion on the achievability of those forward-looking statements and give no assurance that any of the assumptions relating to the forward-looking statements are accurate.

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

Page - 14

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

John daCosta, GlobeTrac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of GlobeTrac’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, Mr. daCosta concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Mr. daCosta, as appropriate, to allow timely decisions regarding required disclosure.

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

Page - 15

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
Dated: November 14, 2006

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

Date: November 14, 2006

/s/ John daCosta
John daCosta
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

Date: November 14, 2006

/s/ John daCosta
John daCosta
Chief Financial Officer

Page - 20

Exhibit 32

Page - 21

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John daCosta, President and Chief Executive Officer of GlobeTrac, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of GlobeTrac.

/s/ John daCosta
John daCosta
Chief Executive Officer

November 14, 2006

Page - 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GlobeTrac Inc. (“GlobeTrac”) on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John daCosta, Secretary, Treasurer, and Chief Financial Officer of GlobeTrac, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of GlobeTrac.

/s/ John daCosta
John daCosta
Chief Financial Officer

November 14, 2006

Page - 23