Form 10KSB
period 2006-12-31
GLOBETRAC INC
filed 2007-04-16
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock - $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ x ] Yes         [   ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes         [ X ]  No

State issuer’s revenues for its most recent fiscal year.

$134,674

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $157,262.50, as of March 29, 2007 ($0.0115 average X 13,675,000)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 30, 2007
Common Stock - $0.001 par value	22,190,000

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

Transitional Small Business Disclosure Format (Check one): Yes   [   ]     No   [ x ]

GlobeTrac Inc.	Form 10-KSB - 2006	Page 2

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

Also, on August 27, 2002, GlobeTrac acquired all of the outstanding shares of Global Axxess Corporation Limited for $1 and two of the directors of Global Axxess resigned and two new directors were appointed.  Global Axxess is a private Irish company that was incorporated on December 31, 1997, as “Advance High Tech Development Enterprises Limited”.  On April 26, 2002, the company changed its name to “Global Axxess Corporation Limited” and obtained the exclusive rights to distribute global wireless tracking and telematics products in Europe.  See Exhibit 10.1 – Master Distributorship Agreement for more information.

Also, on August 27, 2002, Global Axxess acquired the beneficial ownership of all the outstanding shares of Globetrac Limited for one British pound and all the directors of Globetrac Limited resigned and two new directors were appointed.  Globetrac Limited was incorporated in the United Kingdom on March 28, 2002 as a private limited company under the name “Global Axxess Tracking Limited”.  On July 19, 2002 the company changed its name to Globetrac Limited.  Globetrac Limited was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment.  On March 20, 2007, Globetrac Limited was formally dissolved and all of Globetrac Limited’s assets and liabilities have been assumed by GlobeTrac Inc. Globetrac Limited’s losses from operations for the years ended December 31, 2006 and 2005 were recorded in loss from discontinued operations on the Statement of Operations in the attached consolidated financial statements.

Effective November 1, 2004, GlobeTrac decided to wind down its operations due to cash flow limitations.  Additionally, GlobeTrac reached an agreement with WebTech Wireless to cancel the master distributorship agreement and to restructure its ongoing business relationship with WebTech Wireless.  See Exhibit 10.5 – Letter Agreement and Exhibit 10.6 - Termination and Transfer Agreement for more information.  Pursuant to the terms of the Letter Agreement and the Termination and Transfer Agreement WebTech acquired specific assets and liabilities of GlobeTrac.  WebTech has agreed to pay a 6% commission/royalty on gross sales from qualified potential customers and resellers, which will be included for commission purposes if such business commences within 12 months of the signed agreement.  There is no cap on the royalty payable to GlobeTrac and royalties are to be paid by WebTech for 11 years beginning November 1, 2004.

Since November 1, 2004, GlobeTrac’s current principal business activity has been to seek a viable business opportunity through acquisition, merger or other suitable business combination method.

Neither GlobeTrac nor any of its subsidiaries have been involved in any bankruptcy, receivership or similar proceedings.  There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of GlobeTrac’s business, with the exception of Globetrac Limited being formally dissolved on March 20, 2007 and the sale of certain assets to WebTech in accordance with the terms set out in the Termination and Transfer Agreement.  See Exhibit 10.6 for more information.

GlobeTrac Inc.	Form 10-KSB - 2006	Page 3

(b)

Business of GlobeTrac

On November 26, 2004, GlobeTrac entered into an agreement with WebTech Wireless whereby GlobeTrac decided to wind down its operations effective November 1, 2004 and WebTech Wireless agreed to acquire all of GlobeTrac’s existing customers and resellers and portals in exchange for the 6% commission/royalty.  See Exhibit 10.5 – Letter Agreement and Exhibit 10.6 - Termination and Transfer Agreement for more information.

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

GlobeTrac Inc.	Form 10-KSB - 2006	Page 4

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

GlobeTrac Inc.	Form 10-KSB - 2006	Page 5

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

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Neither GlobeTrac nor its subsidiaries currently own any patents or trade marks.  Also, they are not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trade marks, with the exception of the terms set out in the Letter Agreement among Global Axxess, WebTech Wireless International and WebTech Wireless Inc.  See Exhibit 10.5 – Letter Agreement and Exhibit 10.6 - Termination and Transfer Agreement for more information.

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

GlobeTrac Inc.	Form 10-KSB - 2006	Page 6

Risks associated with GlobeTrac’s business:

1.

GlobeTrac lacks an operating history and has losses that it expects will continue into the future.  If the losses continue GlobeTrac will have to suspend operations or cease operations.

GlobeTrac has no operating history upon which an evaluation of its future success or failure can be made.  GlobeTrac has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations.  GlobeTrac’s accumulated net losses since inception are $4,310,003.  For the 12 months ended December 31, 2006, operating expenses increased by $39,587 from $86,467 for the year ended December 31, 2005 to $126,054 for the year ended December 31, 2006.  See “Management Discussion and Analysis” on page 11 for more details.

GlobeTrac currently has few assets and limited financial resources.  Even without a viable business, GlobeTrac will, in all likelihood, continue to incur operating expenses, at least until the consummation of a business combination.  This will most likely result in GlobeTrac incurring net operating losses until GlobeTrac can consummate a business combination with a target business.  There is no assurance that GlobeTrac can identify such a target business and consummate such a business combination.

2.

GlobeTrac has no agreement for a business combination and there are no minimum requirements for a business combination.

GlobeTrac has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity.  There can be no assurance that GlobeTrac will be successful in identifying and evaluating suitable target businesses or business opportunities or in concluding a business combination.  No particular industry or specific business within an industry has been selected for a target business.  GlobeTrac has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that it will require a target business to have achieved, or without which GlobeTrac would not consider a business combination with such target business.  Accordingly, GlobeTrac may enter into a business combination with a target business that has limited or no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.  There is no assurance that GlobeTrac will be able to negotiate a business combination on terms favorable to GlobeTrac.

3.

GlobeTrac does not have sufficient funds to acquire or operate a target business.

GlobeTrac has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities.  Even if GlobeTrac’s currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in or complete a transaction with a target business, such funds may not be sufficient to enable it to exploit the business opportunity.  Thus, the ultimate success of GlobeTrac will depend, in part, upon its availability to raise additional capital.  If GlobeTrac requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds are expected to be provided by private loans or the private placement of the Company’s commons stock.  However, GlobeTrac has not investigated the availability, source, or terms that might govern the acquisition of the additional capital that is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing.  There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to GlobeTrac.  If not available, GlobeTrac operations will be limited to those that can be financed with its modest capital.

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

GlobeTrac Inc.	Form 10-KSB - 2006	Page 7

GlobeTrac and, consequently, GlobeTrac will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, GlobeTrac will also compete in seeking merger or acquisition candidates with other small public companies, some of which may also have funds available for use by an acquisition candidate.  See “Business of GlobeTrac – Competition” for more details.

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

GlobeTrac Inc.	Form 10-KSB - 2006	Page 8

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

Item 2.

Description of Property.

GlobeTrac currently does not have a principal executive office.  GlobeTrac’s mailing address is 1100 Melville Street, Suite 600, Vancouver, British Columbia, V6E 4A6, Canada.  Other than this mailing address, GlobeTrac does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  GlobeTrac pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of GlobeTrac’s CEO.

GlobeTrac Inc.	Form 10-KSB - 2006	Page 9

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

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

(a)

Market Information

GlobeTrac’s Common Stock has been quoted on the NASD OTC Bulletin Board since March 2002 under the symbol “GBTR” (formerly “ARTE”).  However, from March 2002 to June 2002, GlobeTrac’s Common Stock did not trade.  The first trade occurred on June 28, 2002.  The table below gives the high and low bid information for each fiscal quarter for the last two fiscal years and for the interim period ended March 29, 2007.  The bid information was obtained from Pink Sheets LLC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
29 March 2007	$0.0127	$0.006	Pink Sheets LLC
31 December 2006	$0.012	$0.006	Pink Sheets LLC
30 September 2006	$0.0155	$0.011	Pink Sheets LLC
30 June 2006	$0.0155	$0.011	Pink Sheets LLC
31 March 2006	$0.017	$0.012	Pink Sheets LLC
31 December 2005	$0.045	$0.011	Pink Sheets LLC
30 September 2005	$0.03	$0.011	Pink Sheets LLC
30 June 2005	$0.036	$0.025	Pink Sheets LLC
31 March 2005	$0.04	$0.025	Pink Sheets LLC

(b)

Holders of Record

There are approximately 37 holders of record of GlobeTrac’s Common Stock.

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

GlobeTrac Inc.	Form 10-KSB - 2006	Page 10

(d)

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of GlobeTrac’s Common Stock, except for the following convertible debt:

At December 31, 2006 and 2005, GlobeTrac had a note payable in the amount of $162,149 plus accrued interest of $38,934 and $25,962 which is convertible into GlobeTrac common shares at $0.50 per share, at GlobeTrac’s option.

At December 31, 2006 and 2005, GlobeTrac had notes payable totaling $511,660 plus accrued interest of $122,798 and $81,804 that are convertible into GlobeTrac common shares at $0.50 per share, at GlobeTrac’s option.

At December 31, 2006 and 2005, GlobeTrac had notes payable totaling $835,940 plus accrued interest of $209,246 and $125,652 that are convertible into GlobeTrac common shares at the option of either the GlobeTrac or the lender at market price less 20%, with a minimum conversion price of $0.15 per share.

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

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

Overview

THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (‘MD&A”) IS INTENDED TO HELP THE READER UNDERSTAND GLOBETRAC INC., OUR OPERATIONS AND OUR PRESENT BUSINESS ENVIRONMENT.  THE MD&A IS PROVIDED AS A SUPPLEMENT TO AND SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE ACCOMPANYING NOTES THERETO APPEARING ELSEWHERE HEREIN.

Our Business

At December 31, 2006, our only source of income is a six percent commission/royalty that  we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech.  A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of WebTech. A customer is a list of customers that was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for 11 years, beginning November 1, 2004 and ending October 31, 2015.

Due to limited operations, we are presently seeking new business opportunities.

We have accumulated a deficit of approximately $4.3 million to date and will require additional financing to continue operations and to seek out new business opportunities.  We plan to mitigate our losses in future years through receipt of royalty payments from Webtech and locating a viable business.

GlobeTrac Inc.	Form 10-KSB - 2006	Page 11

There is no assurance that we will be able to obtain additional financing, be successful in seeking new business opportunities, receive any royalties from WebTech or that we will be able to reduce operating expenses. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On March 20, 2007, Globetrac Limited was dissolved.  Subsequent to December 31, 2006, Globetrac Limited’s assets and liabilities were assumed by GlobeTrac Inc.

Critical Accounting Policies and Estimates

An appreciation of our critical accounting policies is necessary to understand our financial results.  These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our consolidated financial results.  The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes.  Other than our accounting for our royalty revenue and allowance for doubtful accounts, our critical accounting policies do not involve the choice between alternative methods of accounting.  We have applied our critical accounting policies and estimation methods consistently.

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts.

At December 31, 2006, accounts receivable consists of estimated royalty revenue for the months of November and December 2006.  Our estimate was based on a verbal estimate we received from WebTech which amount is consistent with the amounts we received from WebTech in the prior months of 2006.  As of the date of filing we had not received payment of the accrued royalty revenue and thus the actual amount received could vary materially from the amount that we may receive.

Revenue Recognition

We recognize our royalty revenue when pervasive evidence of an agreement exists, when it was received and accrue for royalty revenues that we believe to be reasonably collectable.

Operations Review

During the year ended December 31, 2006, we had a net loss of $185,754.  As of December 31, 2006, we had a cash balance of $44,175 and accounts receivable of $45,676.  When these current assets are offset against our current obligations of $159,383 in accounts payable and accrued liabilities, $1,880,727 in convertible notes payable on demand, $16,385 in advances payable, $634,961 in amounts due to related parties and a $500,000 note payable to a related party, we are left with a working capital deficit of $3,101,605.

We believe that our cash as of the date of this filing is not sufficient to satisfy our working capital needs for the next year.

Over the next twelve months we plan to seek new business opportunities and collect royalty payments from WebTech.

We anticipate funding our working capital needs for the next twelve months through the royalty payments from WebTech, the equity capital markets, private advances, and loans. Although the foregoing actions are expected to cover our anticipated cash needs for working capital and capital expenditures for at least the next twelve months, no assurance can be given that we will be able to collect any royalty payments or raise sufficient cash to meet our cash requirements.

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

GlobeTrac Inc.	Form 10-KSB - 2006	Page 12

We anticipate continuing to rely on equity sales of common shares or the issuance of convertible debt to fund our operations and to seek out or enter into new business opportunities.  The issuance of any additional shares will result in dilution to existing shareholders of the Company.

Related-Party Transactions

Included in the $634,961 that is due to related parties at December 31, 2006, is $395,886 in professional, consulting, administrative and management fees that were accrued during 2005 and 2004, $34,280 in advances and $204,795 in accrued interest on the $500,000 note payable to a related party.  The $500,000 note payable to a related party bears interest at 10%, is unsecured and was payable November 27, 2004.  Even though time for payment has passed, no demand has been made for payment of the $500,000 note.  We do not anticipate paying the $500,000 note unless we achieve profitable operations, raise sufficient working capital, or issue shares for debt to cover this obligation.  None of the other amounts due to related parties bear interest, have any fixed terms of repayment, or are secured.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Overall Results of Operations

For the year ended December 31, 2006, we had a net loss of $185,754 or a $(0.01) net loss per share, which was an increase of $24,729 in net loss from our net loss of $161,025 or a $(0.01) net loss per share for the year ended December 31, 2005.  The increase in net loss for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily due to an increase in our professional fees.  If we are not successful in acquiring a viable business during 2007, we expect our net loss to remain much the same as in 2006 or at approximately $200,000.

Revenues

Our revenue increased by $10,541 or 9% from $124,133 for the year ended December 31, 2005 to $134,674 for the year ended December 31, 2006. All of the revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement that was signed on October 18, 2005.  Revenue increased in 2006 due to higher sales to GlobeTrac customers by WebTech .  We expect our royalty income to remain the same at approximately $125,000 during 2007.  We do not expect revenue to increase, unless we locate a new revenue generating business opportunity.

Operating Expenses

Our operating expenses increased by $39,587 or 46% from $86,467 for the year ended December 31, 2005 to $126,054 for the year ended December 31, 2006. The increase in operating expenses for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily due to an increase in professional fees of approximately $59,000.  Our professional fees increased due to increases in regulatory compliance costs in the areas of accounting and audit fees, legal fees and administrative fees.  During the year our marketing expenses decreased by approximately $11,000 because we do not have any products to market.   We expect our operating costs to remain the same or at approximately $130,000, unless we locate a new viable business.

Interest Expense

Our interest expense decreased by $358 or 0% from $148,102 at December 31, 2005 to $147,744 at December 31, 2006.  We expect interest expense to remain the same during 2007 unless some of the convertible notes are converted into common shares of the Company.

Loss from Discontinued Operations

On March 20, 2007, Globetrac Limited (“Limited”) was officially discontinued and wound up.  At December 31, 2006 and 2005, in connection with the wind up, the Company recorded net losses from discontinued operations of $45,830 and $49,789 respectively.  The net losses in 2006 were primarily due to interest on the notes payable of approximately $40,000 and office expenses of $6,500 and the net losses in 2005 were primarily due to interest on the notes payable of approximately $42,000 and professional fees of $6,500.  As a result of the discontinuance the Company assumed all of Limited’s assets and liabilities.  Limited was inactive at the date of dissolution.

GlobeTrac Inc.	Form 10-KSB - 2006	Page 13

Liquidity, Capital Resources and Financial Position

As of December 31, 2006, we had a cash balance of $44,175 and positive cash flows from operations of $675 for the year then ended.  During the year ended December 31, 2006, we funded our operations through royalty revenue we received from WebTech of $112,394.

The notes to our consolidated financial statements as of December 31, 2006, contain footnote disclosure regarding our uncertain ability to continue as a going concern.  We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $4,310,003.  As of December 31, 2006, we had $3,191,456 in current liabilities, when this is offset against our current assets of $89,851 we are left with a working capital deficit of $3,101,605 and as such we cannot assure that we will succeed in locating a viable business opportunity or achieving a profitable level of operations sufficient to meet our ongoing cash needs.  We have, however, successfully generated sufficient working capital and liquidity through royalty revenues and advances of cash until the date of this filing, and believe that we can continue to do so for the next twelve months.

Below is a discussion of our sources and uses of funds for the year ended December 31, 2006.

Net Cash Used In Operating Activities

Net cash provided by operating activities during the year ended December 31, 2006 was $675, this cash was primarily provided by an increase in accounts payable and accrued liabilities of $24,134, and an increase in accrued interest of $187,560 offset by a net loss of $185,754, an increase in accounts receivable of $16,851 and a decrease in advances from a related party of $8,414.

Net Cash Provided By Financing Activities

We did not have any financing activities during the year ended December 31, 2006.

Net Cash Used In Investing Activities

We did not have any investing activities during the year ended December 31, 2006.

Off-Balance-Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in consolidated financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  We do not have any non-consolidated, special-purpose entities.

Contingencies and Commitments

We had no contingencies or long-term commitments at December 31, 2006.

Contractual Obligations

The following table provides a summary of our debt obligation as of December 31, 2006.  We have not included repayment of our convertible notes payable because these notes are repayable on demand and we do not know when or if payment will be demanded.

Contractual Payment Due by Period
2007

Note Payable to Related Party	$ 500,000
Accrued Interest on Note Payable to Related Party	204,795

Total Contractual Obligations	$704,795

GlobeTrac Inc.	Form 10-KSB - 2006	Page 14

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

Item 7.

Financial Statements

See audited financial statements for the period ended December 31, 2006 and 2005 attached as Exhibit A to this Form 10-KSB.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with GlobeTrac’s accountants on accounting and financial disclosure.  GlobeTrac’s principal independent registered public accounting firm since February 21, 2006 to the current date is Mendoza Berger & Company, L.L.P., 9838 Research Drive, Irvine California, 92618.

Effective February 21, 2006, GlobeTrac’s board of directors approved a change in GlobeTrac’s independent auditors.  None of the reports of Hall & Company, Certified Public Accountants Inc. on the financial statements of GlobeTrac’s for the fiscal years ended December 31,  2004 and 2003 contained any adverse opinion or disclaimer of opinion, but did contain an uncertainty as to the Company’s ability to continue as a going concern.  Although audited statements prepared by Hall & Company, Certified Public Accountants Inc. contained a going concern qualification, such financial statements did not contain any adjustments for uncertainties stated therein, nor have there been at any time, disagreements between GlobeTrac and Hall & Company, Certified Public Accountants Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

GlobeTrac Inc.	Form 10-KSB - 2006	Page 15

GlobeTrac retained the accounting firm of Mendoza Berger & Company, L.L.P., to serve as its independent registered public accounting firm to audit its financial statements beginning with the year ended December 31, 2005.  This engagement became effective February 21, 2006.  Prior to its engagement as GlobeTrac’s independent auditors, Mendoza Berger & Company, L.L.P., had not been consulted by GlobeTrac either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on GlobeTrac’s financial statements or on any other matter that was the subject of any prior disagreement between GlobeTrac and its previous certifying accountants.

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

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a)

Identify Directors and Executive Officers

Each director of GlobeTrac or its subsidiaries holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

GlobeTrac Inc.	Form 10-KSB - 2006	Page 16

GlobeTrac’s and its subsidiaries’ management teams are listed below.

Management Teams
Companies
Officer’s Name	GlobeTrac Inc.	Global Axxess (1)	Globetrac Limited
David Patriquin	Director	n/a	n/a

John daCosta	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Corporate Secretary	Director	Director, Chief Financial Officer, Treasurer, Corporate Secretary

Jim Pratt	N/A	Director, Corporate Secretary	Director, Chief Executive Officer, President

(1)  The corporate laws governing this company do not require the appointment of officers, with the exception of a corporate secretary.  The residency requirement of the corporate law of  Ireland requires that a resident of Ireland be appointed the corporate secretary. Since the resignation of Mr. Duncan in 2005 Global Axxess does not have a resident of Ireland on its board. Directors perform all management duties of this company.

David Patriquin ●  Mr. Patriquin (64) has been a director of GlobeTrac since November 2002.  Mr. Patriquin is a businessman who operates several private businesses, including a private mortgage business, a restaurant and lounge for the past 24 years and a real estate investment company for the past 29 years.

John daCosta ●  Mr. daCosta (42) has been the CFO and Corporate Secretary of GlobeTrac since May 2002 and the CEO and President of GlobeTrac since February 2006.  Mr. daCosta has been a director of Global Axxess since August 2002.  Mr. daCosta has been a director of Globetrac Limited since August 27, 2002 and the corporate secretary since February 25, 2003.  In the past five years, Mr. daCosta has worked with numerous public and private companies in providing accounting and management services.

Jim Pratt ● Mr. Pratt (58) Mr. Pratt has been a director of Global Axxess since August 2002. Mr. Pratt has been a director, President/CEO of Globetrac Limited since August 27, 2002 and President/CEO of Globetrac Inc from August 27, 2002 to February 1, 2006. Mr. Pratt is the former Chairman of the globally renowned, GSM Association, former CEO of Peoples Phone in Hong Kong and a Managing Director with Telstra. Mr. Pratt has more than thirty years international management experience in the Asia-Pacific telecommunications industry.  Former Board positions Chairman GSM Association – London, Chairman Mobitel – Sri Lanka (Telstra J V), Director Brek Energy Corporation, Director Telstra Holdings (Bermuda) No. 2 Ltd. Current board positions: Director eServ Global – Sydney (ASX/AIM).

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

GlobeTrac Inc.	Form 10-KSB - 2006	Page 17

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

(f)

Nomination Procedure for Directors

GlobeTrac does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  GlobeTrac has not adopted a policy that permits share holders to recommend nominees for election as directors or a process for shareholders to send communications to the board of directors.  However, pursuant to Section 3 of Article III of GlobeTrac’s By-laws, shareholders are able to provide GlobeTrac with information for nominees for directors subject to the conditions provided in Section 3 of Article III of GlobeTrac’s By-laws.

(g)

Audit Committee Financial Expert

GlobeTrac has no financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.

(h)

Identification of Audit Committee

GlobeTrac does not have a separately-designated standing audit committee.  Rather, GlobeTrac’s entire board of directors perform the required functions of an audit committee.  Currently, David Patriquin is the only member of GlobeTrac’s audit committee.  Mr. Patriquin meets GlobeTrac’s independent requirements for an audit committee member.  See Item 12. (c)  Director independence below for more information on independence.

GlobeTrac’s audit committee is responsible for: (1) selection and oversight of GlobeTrac’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by GlobeTrac’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

As of December 31, 2006, GlobeTrac did not have a written audit committee charter or similar document.

(i)

Code of Ethics

GlobeTrac has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  A copy of GlobeTrac’s adopted code of ethics is attached to this annual report.  See Exhibit 14 – Code of Ethics for more information.  GlobeTrac undertakes to provide any person with a copy of its code of ethics free of charge.  Please contact Rene Daignault at 604-648-0527 to request a copy of GlobeTrac’s code of ethics.  Management believes GlobeTrac’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

GlobeTrac Inc.	Form 10-KSB - 2006	Page 18

Item 10.  Executive Compensation.

GlobeTrac has paid $69,250 in compensation to its named executive officers during its 2006 fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non- qualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
John daCosta CEO (1) Feb 2006 - present CFO May 2002–Present	2004 2005 2006	30,000 nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	200,000 (2) 16,050 (2) 69,250(2)	230,000 16,050 69,250
Jim Pratt CEO Sept ‘02 –Feb ‘06	2004 2005 2006	208,330(3) nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	20,693 (4) nil nil	229,023 nil nil
Colin Albert COO June ‘03 – Oct ‘04	2004 2005 2006	136,717 nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	24,560 (5) nil nil	161,277 nil nil
Lloyd Crook CTO July ‘03 – Oct ‘04	2004 2005 2006	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	110,715(6) nil nil	110,715 nil nil

(1)  John daCosta was also the CEO of GlobeTrac from May 2002 to September 2002.

(2)  Paid or accrued to DaCosta Management Corp., which John daCosta is the sole director and shareholder, for professional, administrative and accounting services.

(3)  Jim Pratt is owed $239,023 in back salary

(4)  Paid or accrued to Jim Pratt for house rent and car allowance.

(5)  Paid or accrued to Colin Albert for termination payments and in national insurance benefits.

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

GlobeTrac Inc.	Form 10-KSB - 2006	Page 19

Item 11.  Security Ownership of Certain Beneficial Holders and Management.

(a)

Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Stock	Jim Pratt 32 Greenwich Road, Greenwich Sydney, NSW 2065 Australia	3,500,000	15.8%
Common Stock	Gregory M. Pek 19/F, 80 Gloucester Road Wanchai, Hong Kong	4,000,000	18.1%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 22,190,000 shares of Common Stock issued and outstanding as of April 2, 2007.

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

 [1]  Based on 22,190,000 shares of Common Stock issued and outstanding as of April 2, 2007.

 [2]  This number includes 320,000 shares that are beneficially owned indirectly and 500,000 shares that may be acquired as part of a call option.

(c)

Changes in Control

GlobeTrac is not aware of any arrangement that may result in a change in control of GlobeTrac.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

(a)

Transactions with Related Persons

Since the beginning of GlobeTrac’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which GlobeTrac was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of GlobeTrac’s total assets at year-end for the last three completed fiscal years, except for the following:

-

DaCosta Management Corp. a company controlled by the sole officer of GlobeTrac billed $69,250 in professional fees.  At December 31, 2006, the Company owed DaCosta Management $156,796.

-

$50,000 in interest was accrued during the year on the $500,000 note payable to David Patriquin.  All of this interest remained payable to David Patriquin at December 31, 2006.

GlobeTrac Inc.	Form 10-KSB - 2006	Page 20

(b)

Promoters and control persons

During the past five fiscal years, John daCosta and Jim Pratt have been promoters of GlobeTrac’s business, but neither of these promoters have received anything of value from GlobeTrac or its subsidiaries nor is any person entitled to receive anything of value from GlobeTrac or its subsidiaries for services provided as a promoter of the business of GlobeTrac and its subsidiaries.

(c)

Director independence

GlobaTrac’s sole director currently is David Patriquin.  Pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, GlobeTrac’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of GlobeTrac or its subsidiaries or any other individual having a relationship which, in the opinion of GlobeTrac’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from GlobeTrac in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of GlobeTrac’s stock will not preclude a director from being independent.

In applying this definition, GlobeTrac’s board of directors has determined that Mr. Patriquin does qualify as an “independent director” pursuant to Rule 4200(a)(15) of the NASDAQ Manual

As of the date of the report, GlobeTrac did not maintain a separately designated compensation or nominating committee.

GlobeTrac has also adopted this definition for the independence of the members of its audit committee.  David Patriquin serves on GlobeTrac’s audit committee.  GlobeTrac’s board of directors has determined that Mr. Patriquin is “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Item 13.  Exhibits.

(a)

Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Consolidated Financial Statements for the period ended December 31, 2006.	Included
3.1	Articles of Incorporation filed as an Exhibit to GlobeTrac’s registration statement on Form SB-2 filed on August 2, 2001, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an Exhibit to GlobeTrac’s registration statement on Form SB-2 filed on August 2, 2001, and incorporated herein by reference.	Filed
3.3

Certificate of Amendment to Articles of Incorporation changing the Issuer’s name to GlobeTrac Inc. filed as an exhibit to GlobeTrac’s Form 10-KSB filed on April 15, 2003, and incorporated herein by reference.

Filed
3.4	Notification of Dissolution for Globetrac Limited dated March 14, 2007	Included
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

Filed

GlobeTrac Inc.	Form 10-KSB - 2006	Page 21

Exhibit	Description	Status
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

Filed
14	Code of Ethics filed as an exhibit to GlobeTrac’s Form 10-KSB filed on April 15, 2003, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Item 14.   Principal Accounting Fees and Services

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for GlobeTrac’s audit of consolidated annual financial statements and for review of financial statements included in GlobeTrac’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006 - $32,126 – Mendoza Berger & Company, L.L.P

2005 - $8,000 – Mendoza Berger & Company, L.L.P

2006 - $1,461 – Hall & Company, Certified Public Accountants Inc.

2005 - $14,896– Hall & Company, Certified Public Accountants Inc.

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of GlobeTrac’s consolidated financial statements and are not reported in the preceding paragraph:

2006 - $0 – Mendoza Berger & Company, L.L.P

2005 - $0 – Mendoza Berger & Company, L.L.P

2006 - $0 – Hall & Company, Certified Public Accountants Inc.

2005 - $0 – Hall & Company, Certified Public Accountants Inc.

GlobeTrac Inc.	Form 10-KSB - 2006	Page 22

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006 - $2,300 – Mendoza Berger & Company, L.L.P

2005 - $2,000 – Mendoza Berger & Company, L.L.P

2006 - $0 – Hall & Company, Certified Public Accountants Inc.

2005 - $0 – Hall & Company, Certified Public Accountants Inc.

 (4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006 - $0 – Mendoza Berger & Company, L.L.P

2005 - $0 – Mendoza Berger & Company, L.L.P

2006 - $0 – Hall & Company, Certified Public Accountants Inc.

2005 - $0 – Hall & Company, Certified Public Accountants Inc.

 (6)   The percentage of hours expended on the principal accountant’s engagement to audit GlobeTrac’s consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

GlobeTrac Inc.	Form 10-KSB - 2006	Page 23

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, GlobeTrac Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

GLOBETRAC INC.

By:

Name:

John daCosta

Title:

CEO and CFO

Dated:

April          , 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of GlobeTrac Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ David Patriquin	Member of the Board of Directors	April , 2007
/s/ John daCosta	President, Chief Executive Officer, Chief Financial Officer, Corporate Secretary, Treasurer	April , 2007

GlobeTrac Inc.	Form 10-KSB - 2006	Page 24

Exhibit 31

GlobeTrac Inc.	Form 10-KSB - 2006	Page 25

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

3.  Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

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

Date:  April         , 2007

John daCosta
Chief Executive Officer

GlobeTrac Inc.	Form 10-KSB - 2006	Page 26

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

Date:  April         , 2007

John daCosta
Chief Financial Officer

GlobeTrac Inc.	Form 10-KSB - 2006	Page 27

Exhibit 32

GlobeTrac Inc.	Form 10-KSB - 2006	Page 28

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GlobeTrac Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John daCosta, President and Chief Executive Officer of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the consolidated financial condition and result of operations of the Company.

John daCosta
Chief Executive Officer
April        , 2007

GlobeTrac Inc.	Form 10-KSB - 2006	Page 29

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GlobeTrac Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John daCosta, Secretary, Treasurer, and Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

John daCosta
Chief Financial Officer
April         , 2007

GlobeTrac Inc.	Form 10-KSB - 2006	Page 30

Exhibit A

GlobeTrac Inc.	Form 10-KSB - 2006	Page 31

GLOBETRAC INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2006 and 2005

AND FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GlobeTrac Inc.	Form 10-KSB - 2006	Page 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GlobeTrac Inc.

We have audited the accompanying consolidated balance sheets of GlobeTrac Inc., as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ deficit and comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlobeTrac Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP

Irvine, California

March 23, 2007

GlobeTrac Inc.	Form 10-KSB - 2006	Page 33

GLOBETRAC INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005

ASSETS

Current assets

Cash	$ 44,175	$ 51,756
Accounts receivable
Net of allowance for doubtful accounts of $7,327 and $999	45,676	28,825

Total current assets	$ 89,851	$ 80,581

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable and accrued liabilities	$ 159,383	$ 115,616
Convertible notes payable, including accrued interest	1,880,727	1,743,167
Advances payable	16,385	16,385
Due to related parties	634,961	613,008
Note payable to related party	500,000	500,000

Total current liabilities	3,191,456	2,988,176

Commitments and contingencies

Stockholders deficit
Preferred stock $0.001 par value, 5,000,000 authorized, none issued and outstanding at December 31, 2006 and 2005
Common stock $0.001 par value, 200,000,000 common shares authorized,
22,190,000 issued and outstanding at December 31, 2006 and 2005	22,190	22,190
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(4,310,003)	(4,124,249)
Accumulated other comprehensive income	19,123	27,379

Total stockholders' deficit	(3,101,605)	(2,907,595)

Total liabilities and stockholders' deficit	$ 89,851	$ 80,581

The accompanying notes are an integral part of these consolidated financial statements

GlobeTrac Inc.	Form 10-KSB - 2006	Page 34

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Royalty income	$ 134,674	$ 124,133

Operating expenses:
General and administrative	126,054	86,467

Income from operations	8,620	37,666

Other expenses:
Franchise tax	800	800
Interest expense	147,744	148,102

Total other expenses	148,544	148,902

Net loss from continuing operations before discontinued operations	(139,924)	(111,236)

Loss from discontinued operations	(45,830)	(49,789)

Net loss	$ (185,754)	$ (161,025)

Net loss per share - basic and diluted
Continuing operations	$ (0.01)	$ (0.01)
Discontinued operations	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding - basic and diluted	22,190,000	22,190,000

The accompanying notes are an integral part of these consolidated financial statements

GlobeTrac Inc.	Form 10-KSB - 2006	Page 35

GLOBETRAC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock Issued
					Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at January 1, 2005	22,190,000	$ 22,190	$ 1,167,085	$ (3,963,224)	$ 19,830	$ (2,754,119)

Net loss	-	-	-	(161,025)	-	(161,025)

Foreign currency exchange gain	-	-	-	-	7,549	7,549

Comprehensive loss	-	-	-	-	-	(153,476)

Balance at December 31, 2005	22,190,000	22,190	1,167,085	(4,124,249)	27,379	(2,907,595)

Net loss	-	-	-	(185,754)	-	(185,754)

Foreign currency exchange (loss)	-	-	-	-	(8,256)	(8,256)

Comprehensive loss	-	-	-	-	-	(194,010)

Balance at December 31, 2006	22,190,000	$ 22,190	$ 1,167,085	$ (4,310,003)	$ 19,123	$ (3,101,605)

The accompanying notes are an integral part of these consolidated financial statements

GlobeTrac Inc.	Form 10-KSB - 2006	Page 36

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Cash flows from operating activities:

Net loss	$ (185,754)	$ (161,025)

Changes in operating assets and liabilities:
Accounts receivable	(16,851)	35,041
Accounts payable and accrued liabilities	24,134	(26,706)
Accrued interest payable to related party	50,000	50,000
Due to related parties	(8,414)	(8,267)
Accrued interest payable on convertible notes	137,560	137,437

Net cash provided by operating activities	675	26,480

Cash flows from financing activities:

Advances payable	-	16,385

Net cash provided by financing acivities	-	16,385

Effects of foreign currency exchange	(8,256)	7,549

Net (decrease) increase in cash	(7,581)	50,414

Cash, beginning of year	51,756	1,342

Cash, end of year	$ 44,175	$ 51,756

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period:

Income taxes	$ 800	$ 800

Interest	$ -	$ -

Non-cash changes in operating assets and liabilities:
Amount due to former related party reclassified to accounts payable	$ 19,633	$ -

The accompanying notes are an integral part of these consolidated financial statements

GlobeTrac Inc.	Form 10-KSB - 2006	Page 37

GLOBETRAC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Nature of Operations

GlobeTrac Inc. (“GlobeTrac” or the “Company”) was incorporated in the state of Delaware on March 2, 2000 as 411 Place.com Inc.  On February 28, 2001, the Company changed its name to Artescope, Inc. and on July 29, 2002 changed its name to GlobeTrac Inc.  The Company’s principal executive offices are headquartered in Canada.  On August 27, 2002 the Company acquired 100% of the shares of Global Axxess Corporation Limited (“Global Axxess”), a company incorporated in Ireland.  Global Axxess owns 100% of the issued and outstanding shares of Globetrac Limited (“Limited”), a company incorporated in the United Kingdom.

On May 6, 2002, all of the directors and officers of the Company resigned and a new director and officer was appointed. On August 27, 2002, all of the directors of Global Axxess, and its wholly owned subsidiary Globetrac Limited, resigned and two new directors were appointed.

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged certain of their assets and certain liabilities in Globetrac Limited and their rights to the global wireless tracking and telematics business in Europe for a six percent royalty on gross sales of all existing and qualified potential customers that the Company has in Europe.  As a result of terminating its operations in Europe, the Company is seeking new business opportunities. (Note 8)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash Equivalents

For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.  At December 31, 2006 and 2005, the Company had no cash equivalents.

GlobeTrac Inc.	Form 10-KSB - 2006	Page 38

GLOBETRAC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts.

Revenue Recognition

Royalty revenue is recognized when pervasive evidence of an agreement exists, when it is received or when the royalty income is determinable and collectability is reasonably assured.

Financial Instruments

Foreign Exchange Risk

The Company is subject to foreign exchange risk for sales and purchases denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  The Company does not believe that it has any material risk to its foreign currency exchange.

Fair Value of Financial Instruments

The Company’s financial instruments, include cash, accounts receivable, accounts payable and accrued liabilities, advances payable and convertible notes payable and related accrued interest due on demand.  The fair value of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

The Company places its cash with various high quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of these financial institutions.

Accounts receivable consists of royalty income from one source and is not collateralized.  Management continually monitors the financial condition of its customers to reduce the risk of loss.  The Company routinely assesses the financial strength of its source of revenue income and as a consequence, concentration of credit risk is limited. At December 31, 2006 and 2005, the Company had $45,676 and $28,825 in royalties’ receivable from this source.

GlobeTrac Inc.	Form 10-KSB - 2006	Page 39

GLOBETRAC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources.  The Company had $19,123 and $27,379 in other accumulated comprehensive income for the years ended December 31, 2006 and 2005, respectively, from its foreign currency translation.  As a result, total comprehensive loss for the years ended December 31, 2006 and 2005 were ($194,010) and ($153,476), respectively.

Income Taxes

Income tax expense is based on pre-tax consolidated financial accounting income.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current, based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS 123(R) is effective for small business issuers for the first fiscal year beginning after December 15, 2005, supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and amends SFAS 95, “Statement of Cash Flows”.  SFAS 123(R) eliminates the option to use APB 25’s intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

On July 1, 2005, the Company adopted the “modified prospective method” which required the Company to recognize compensation costs, for all share-based payments granted, modified or settled, in consolidated financial statements issued subsequent to July 1, 2005, as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed.  The adoption of SFAS 123(R) did not have a material effect on the Company’s consolidated financial condition or results of operations subsequent to July 1, 2005, because the Company did not have any awards that were granted prior to the adoption date for which the required service have not yet been performed and the Company did not enter into any share-based transactions between July 1, 2005 and December 31, 2005.

Prior to July 1, 2005, the Company accounted for its stock-based compensation using APB 25 and related interpretations. Under APB 25, compensation expense was recognized for stock options with an exercise price that was less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of SFAS 123 for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost was recognized for these options prior to June 30, 2005.

GlobeTrac Inc.	Form 10-KSB - 2006	Page 40

GLOBETRAC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares during the year.  Diluted earnings per share reflect the potential dilution of securities that could occur if securities or other contracts (such as convertible debt, stock options and warrants) to issue common stock were exercised or converted into common stock.  The Company had no outstanding options or warrants at December 31, 2006.  The convertible debt has no specific date for conversion and the Company is not sure if or when it will be converted.  The Company’s common stock equivalents had no effect on diluted loss per share because potential common shares are excluded from the diluted loss per share computation in net loss periods as their effect would be anti-dilutive.

Segment Reporting

The Company is centrally managed, has limited operations and operates in one business segment.

Recent Accounting Pronouncements

As previously discussed, the Company adopted SFAS No. 123(R) related to share based payments.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”.  This statement, which replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so.  SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”.  SFAS 154 is effective for fiscal years beginning after December 15, 2005.  The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 ("Interpretation No. 48"), "Accounting for Uncertainty in Income Taxes". Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes”. Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning January 1, 2007. The adoption of Interpretation No. 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”.  This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  Adoption of SFAS 155 is not expected to have a material impact on the Company’s consolidated financial statements.

GlobeTrac Inc.	Form 10-KSB - 2006	Page 41

GLOBETRAC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”.  SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year.  The Company does not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), "Fair Value Measurements”.   SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 will be effective for the Company on January 1, 2008. Adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin SAB No. 108 (“SAB 108”), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 in the fourth quarter of 2006; adoption did not have a material impact on Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.   This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for the Company. Adoption of SFAS 158 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”.   SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for the Company on January 1, 2008. Adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

GlobeTrac Inc.	Form 10-KSB - 2006	Page 42

GLOBETRAC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 3 – GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged their rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  The Company has accumulated a deficit of $4,310,003 since inception and additional financing will be required by the Company to fund and support its operations.  Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities.   However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.  The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND RELATED ACCRUED INTEREST DUE ON DEMAND

	December 31,
	2006	2005
Notes payable due on demand, unsecured, bearing interest at 8% per annum, convertible into common shares of the Company at $0.50 per share at the option of the Company	$ 673,809	$ 673,809

Notes payable due on demand, unsecured, bearing interest at 10% per annum, convertible into common shares of the Company at the option of the Company or the lender at market price less 20%, with a minimum conversion price of $0.15 per share	835,940	835,940

Accrued interest due on demand	370,978	233,418
	---------------------------------	---------------------------
Total convertible notes payable and related accrued interest due on demand	$1,880,727	$1,743,167
	===================	===============

NOTE 5 – ADVANCES PAYABLE

At December 31, 2006 and 2005, the Company had advances payable of $16,385.  These advances are unsecured, are non-interest bearing and have no fixed terms of repayment.

GlobeTrac Inc.	Form 10-KSB - 2006	Page 43

GLOBETRAC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 6 – DUE TO RELATED PARTIES

	December 31,
	2006	2005
Due to companies sharing a common officer or director or controlled by an officer	$ 177,310	$ 188,131
Due to a director	13,766	13,766
Interest on note payable to a director (Note 7)	204,795	154,795
Due to a director	239,090	239,090
Due to a company controlled by a former officer (a)	-	17,226

	---------------------------------	---------------------------
Due to related parties	$ 634,961	$ 613,008
	===================	===============

The above debt due to related parties is unsecured, non-interest bearing and has no fixed terms of repayment.

(a)  The debt due to a company controlled by a former officer was reclassified to accounts payable and accrued liabilities at December 31, 2006.

NOTE 7 – NOTE PAYABLE TO RELATED PARTY

December 31,
	2006	2005
Note payable, unsecured, bears interest at 10% per annum, due November 27, 2004 (Note 6)	$ 500,000	$ 500,000
	---------------------------------	---------------------------
	$ 500,000	$ 500,000
	===================	===============

NOTE 8 – DISCONTINUED OPERATIONS

On March 20, 2007, Limited was officially discontinued and wound up.  At December 31, 2006 and 2005, in connection with the wind up, the Company recorded net losses from discontinued operations of $45,830 and $49,789 respectively.  The net losses in 2006 were primarily due to interest on the notes payable of $40,000 and office expenses of $6,500 and the net losses in 2005 were primarily due to interest on the notes payable of $42,000 and professional fees of $6,500.  As a result of the discontinuance the Company assumed all of Limited’s assets and liabilities.  Limited was inactive at the date of dissolution.

NOTE 9 – COMMON STOCK AND WARRANTS

During the years ended December 31, 2006 and 2005, no shares were issued.  During the year ended December 31, 2005 1,150,000 share purchase warrants expired.

GlobeTrac Inc.	Form 10-KSB - 2006	Page 44

GLOBETRAC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 10 – ROYALTY AGREEMENT

Effective November 1, 2004 the Company agreed, pursuant to a termination and transfer agreement, to discontinue, marketing, distributing and installing global wireless tracking and telematics equipment in Europe, which was carried on through its wholly-owned subsidiary, GlobeTrac Limited, in exchange for certain assets and liabilities and a six percent royalty to be paid to GlobeTrac Inc. on gross sales of all existing and qualified potential customers that the Company had in Europe.

NOTE 11 – INCOME TAXES

 As of December 31, 2006 and 2005, deferred tax assets consist of the following:

	2006	2005

Federal loss carryforwards	$694,192	$647,162
State loss carryforwards	73,442	61,408
Foreign loss carryforwards	421,148	411,822

Less: Valuation allowance	(1,188,782)	(1,120,392)

	$-	$-

At December 31, 2006 and 2005, the Company had a net operating loss carryforward (“NOL”) of approximately      $4.3 million and $4.1 million for federal, state and foreign tax purposes.

At December 31, 2006 and 2005 the Company had deferred tax assets of approximately $ 1.2 million and $1.1 million that primarily relates to net operating losses.  A 100% valuation allowance has been established, as management believes it is more likely than not that the deferred tax assets will not be realized.

The federal and state NOL’s expire through December 31, 2026 and December 31, 2016.

The Company’s valuation allowance increased during 2006 and 2005 by $68,390 and $44,414.

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

NOTE 12 – SUBSEQUENT EVENT

On March 20, 2007, Limited was formally dissolved.  Subsequent to December 31, 2006, Limited’s assets and liabilities were assumed by GlobeTrac Inc.

GlobeTrac Inc.	Form 10-KSB - 2006	Page 45

Exhibit 3.4

GlobeTrac Inc.	Form 10-KSB - 2006	Page 46

Please address any reply to DISSOLUTION SECTION

Companies House
for the record

THE DIRECTORS
GLOBETRAC LIMITED
145-157 SAINT JOHN STREET
LONDON
EC1V 4PY

2739

Crown Way Cardiff CF14 3UZ
Telephone 0870 3333636
Fax 029 2038 0006
DX 33050 Cardiff
For information, and forms on-line -
www.companieshouse.gov.uk

Direct Line 029 2038 0097
Your Ref
Our Ref 04406464/652AF

Date 14/03/07

GLOBETRAC LIMITED

The Registrar confirms that the above company will be dissolved pursuant to Section 652A of the Companies Act 1985 on 20/03/07. This is your notification of dissolution.

THIS PROCESS CANNOT BE STOPPED.

PLEASE NOTE: THE REGISTRAR CANNOT ACCEPT ANY FURTHER STATUTORY DOCUMENTS AS THIS COMPANY'S RECORD HAS NOW BEEN CLOSED.

Yours faithfully

Companies House

AWARDED FOR EXCELLENCE

dti A DTI SERVICE

HVD006