Form 10QSB
period 2007-03-31
GLOBETRAC INC
filed 2007-05-15
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 15, 2007
Common Stock - $0.001 par value	22,190,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBETRAC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS

Current assets

Cash	$20,628	$44,175
Accounts receivable, net	36,763	45,676

Total current assets	$57,391	$89,851

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable and accrued liabilities	$142,707	$159,383
Convertible notes payable, including accrued interest	1,911,982	1,880,727
Advances payable	16,385	16,385
Due to related parties	647,103	634,961
Note payable to related party	500,000	500,000

Total current liabilities	3,218,177	3,191,456

Commitments and contingencies

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 authorized, none issued and outstanding at March 31, 2007 and December 31, 2006
Common stock $0.001 par value, 200,000,000 common shares authorized,
22,190,000 issued and outstanding at March 31, 2007 and December 31, 2006	22,190	22,190
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(4,365,889)	(4,310,003)
Accumulated other comprehensive income	15,828	19,123

Total stockholders' deficit	(3,160,786)	(3,101,605)

Total liabilities and stockholders' deficit	$57,391	$89,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBETRAC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Royalty income	$21,292	$29,791

Operating expenses:
General and administrative	24,781	33,060

Net loss from continuing operations	(3,489)	(3,269)

Interest expense	(46,233)	(36,443)

Net loss from continuing operations before tax and discontinued
operations	(49,722)	(39,712)

Franchise tax	(6,164)	-

Net loss from continuing operations before discontinued operations	(55,886)	(39,712)

Loss from discontinued operations	-	(10,106)

Net loss	$(55,886)	$(49,818)

Net loss per share - basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	22,190,000	22,190,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBETRAC INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at January 1, 2006	22,190,000	$22,190	$1,167,085	$(4,124,249)	$27,379	$(2,907,595)

Net loss for the three month period ended March 31, 2006	-	-	-	(49,818)	-	(49,818)

Foreign currency exchange (loss)	-	-	-	-	(933)	(933)

Comprehensive loss	-	-	-	-		(50,751)

Balance at March 31, 2006	22,190,000	22,190	1,167,085	(4,174,067)	26,446	(2,958,346)

Net loss for the nine month period ended December 31, 2006	-	-	-	(135,936)	-	(135,936)

Foreign currency exchange (loss)	-	-	-	-	(7,323)	(7,323)

Comprehensive loss	-	-	-	-	-	(143,259)

Balance at December 31, 2006	22,190,000	22,190	1,167,085	(4,310,003)	19,123	(3,101,605)

Net loss for the three month period ended March 31, 2007	-	-	-	(55,886)		(55,886)

Foreign currency exchange (loss)	-	-	-	-	(3,295)	(3,295)

Comprehensive loss	-	-	-	-		(59,181)

Balance at March 31, 2007	22,190,000	$22,190	$1,167,085	$(4,365,889)	$15,828	$(3,160,786)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBETRAC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:

Net loss	$(55,886)	$(49,818)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts receivable	8,913	929
Accounts payable and accrued liabilities	(16,676)	2,107
Due to related parties, including accrued interest	12,142	(315)
Accrued interest payable on convertible notes	31,255	33,966

Net cash used in operating activities	(20,252)	(13,131)

Effects of foreign currency exchange rate	(3,295)	(933)

Net decrease in cash	(23,547)	(14,064)

Cash, beginning of period	44,175	51,756

Cash, end of period	$20,628	$37,692

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period:

Income taxes	$6,164	$-

Interest	$2,650	$-

Non-cash changes in operating assets and liabilities:
Advance receivable offset against accounts payable	$5,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBETRAC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged certain of their assets and certain liabilities in Globetrac Limited and their rights to the global wireless tracking and telematics business in Europe for a six percent royalty on gross sales of all existing and qualified potential customers that the Company has in Europe. On March 20, 2007, Limited was officially discontinued and all of Limited’s assets and liabilities were assumed by GlobeTrac. As a result of terminating its operations in Europe, the Company is seeking new business opportunities. (Note 3)

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to condensed consolidated financial statements included in the Annual report on Form 10-KSB of GlobeTrac for the year ended December 31, 2006. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2006 included in the Company’s report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and the consolidated accounts of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

GLOBETRAC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts receivable consists of royalty income from one source and is not collateralized. Management continually monitors the financial condition of its customers to reduce the risk of loss. The Company routinely assesses the financial strength of its source of revenue income and as a consequence, concentration of credit risk is limited. At March 31, 2007 and December 31, 2006, the Company had $36,763 and $45,676 in royalties’ receivable from this source.

GLOBETRAC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. The Company had $15,828 and $19,123 in accumulated other comprehensive income for at March 31, 2007 and December 31, 2006, respectively, from its foreign currency translation. As a result, total comprehensive loss for the three month periods ended March 31, 2007 and 2006 were $59,181 and $50,751, respectively.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We plan to adopt SFAS No. 159 effective January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on our condensed consolidated financial statements.

NOTE 3 - GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged their rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015. The Company has accumulated a deficit of $4,365,889 since inception and additional financing will be required by the Company to fund and support its operations. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

NOTE 4 - CONVERTIBLE NOTES PAYABLE AND RELATED ACCRUED INTEREST DUE ON DEMAND

	March 31, 2007	December 31, 2006

Notes payable due on demand, unsecured, bearing interest at 8% per annum, convertible into common shares of the Company at $0.50 per share at the
option of the Company	$673,809	$673,809

Notes payable due on demand, unsecured, bearing interest at 10% per annum, convertible into common shares of the Company at the option of the Company or the lender at market price less 20%, with a minimum conversion price
of $0.15 per share	835,940	835,940

Accrued interest due on demand	402,233	370,978

Total convertible notes payable and related accrued interest due on demand	$1,911,982	$1,880,727

GLOBETRAC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - ADVANCES PAYABLE

At March 31, 2007 and December 31, 2006, the Company had advances payable of $16,385. These advances are unsecured, are non-interest bearing and have no fixed terms of repayment.

NOTE 6 - DUE TO RELATED PARTIES

	March 31, 2007	December 31, 2006

Due to companies sharing a common officer or director or controlled by an officer	$177,124	$177,310
Due to a director	13,766	13,766
Due to a director	239,090	239,090
Interest on note payable to a director (Note 7)	217,123	204,795

Due to related parties	$647,103	$634,961

The above debt due to related parties is unsecured, non-interest bearing and has no fixed terms of repayment.

NOTE 7 - NOTE PAYABLE TO RELATED PARTY

	March 31, 2007	December 31, 2006

Note payable, unsecured, bears interest at 10% per annum, originally due
November 27, 2004, now due on demand	$500,000	$500,000

NOTE 8 - DISCONTINUED OPERATIONS

On March 20, 2007, Limited was officially discontinued and wound up. As a result of the discontinuance the Company assumed all of Limited’s assets and liabilities. Limited was inactive at the date of dissolution. At March 31, 2007 and 2006, in connection with the wind up, the Company recorded net losses from discontinued operations of $0 and $10,106 respectively.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain information included in this Form 10-QSB and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements.  These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

In connection with the “safe harbor” provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part I, Item 1, “Risk Factors” included in our Form 10-KSB for the fiscal year ended December 31, 2006). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-QSB and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

GlobeTrac Inc. (“GlobeTrac”) and its subsidiary Global Axxess Corporation Limited (“Global Axxess”) mean “we”, “us” or “our” and will be referred to as such throughout the balance of this document.

Our Objectives and Areas of Focus

At March 31, 2007, our only source of income is a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of Webtech. A customer is a list of customers that was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for 11 years, beginning November 1, 2004 and ending October 31, 2015.

On March 20, 2007, Globetrac Limited (which was the wholly owned subsidiary of Global Axxess) was dissolved. On January 1, 2007, all of Globetrac Limited’s assets and liabilities were assumed by GlobeTrac Inc.

Due to limited operations, we are presently seeking new business opportunities.

Challenges and Risks

We have accumulated a deficit of approximately $4.4 million to date and will require additional financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through the receipt of the royalty payments from Webtech and locating a viable business.

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

At March 31, 2007, accounts receivable consisted of estimated royalty revenue from January to March 2007. Our estimate was based on a verbal estimate we received from WebTech which amount is consistent with the amounts we received from WebTech in the prior months of 2006. As of the date of filing we had not received payment for all of the accrued royalty revenue and thus our estimated accrual could vary materially from the amount we accrued at March 31, 2007.

Revenue Recognition

We recognized our royalty revenue when pervasive evidence of an agreement exists, when it was received and accrue for royalty revenues that we believe to be reasonably collectable.

Financial Condition

During the three months ended March 31, 2007, we had a net loss of $55,886. As of March 31, 2007, we had a cash balance of $20,628 and accounts receivable of $36,763. When these current assets are offset against our current obligations of $142,707 in accounts payable and accrued liabilities, $1,911,982 in convertible notes payable on demand, $16,385 in advances payable, $647,103 in amounts due to related parties and a $500,000 note payable to a related party, we are left with a working capital deficit of $3,160,786.

We believe that our cash as of the date of this filing is not sufficient to satisfy our working capital needs for the next year. Over the next twelve months we plan to seek new business opportunities and collect royalty payments from WebTech.

We anticipate funding our working capital needs for the next twelve months through royalty payments from WebTech, equity capital markets, private advances and loans. Although the foregoing actions are expected to cover our anticipated cash needs for working capital and capital expenditures for at least the next twelve months, no assurance can be given that we will be able collect any royalty payments or raise sufficient cash to meet our cash requirements.

We plan to cover our operating costs until such time as a new business opportunity is located, by receiving royalty payments from WebTech, raising additional capital through the private placement of shares, private advances and loans.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. If we enter into a new business opportunity, we may be required to hire additional employees, independent contractors as well as purchase or lease additional equipment.

We anticipate continuing to rely on equity sales of common stock or the issuance of convertible debt to fund our operations and to seek out or enter into new business opportunities. The issuance of any additional shares will result in dilution to our existing shareholders.

Related-Party Transactions

Included in the $647,103 that is due to related parties at March 31, 2007 is $395,618 professional, consulting and management fees that were accrued prior to 2006, $34,362 in advances and $217,123 in interest on the $500,000 note payable to a related party. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured. The $500,000 note payable to a related party bear’s interest at 10%, is unsecured and was payable November 27, 2004. We do not anticipate paying this note unless we achieve profitable operations, raise sufficient working capital, or issue shares for debt to cover this obligation.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Overall Results of Operations

For the three months ended March 31, 2007, we had a net loss of $55,886 or a $(0.00) net loss per share, which was an increase of $6,068 in net loss from our net loss of $49,818 or a $(0.00) net loss per share for the three months ended March 31, 2006. The increase in net loss for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was the result of franchise tax, an increase in interest expense a decline in sales offset by a decline in professional fees. If we are not successful in acquiring a viable business, over the next year we expect our net loss to remain much the same as in 2006 or at approximately $200,000.

Revenues

Our revenue decreased by $8,499 or 29% from $29,791 for the three months ended March 31, 2006 to $21,292 for the three months ended March 31, 2007. All of the revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. Over the next year we expect our royalty income to remain. We do not expect revenue to increase, unless we locate a new revenue generating business opportunity.

Operating Expenses

Our operating expenses increased by $8,279 or 25% from $33,060 for the three months ended March 31, 2006 to $24,781 for the three months ended March 31, 2007. The increase in operating expenses was primarily due to an approximate increase in professional fees of $7,500. Our professional fees increased due to increases in regulatory compliance costs in the areas of accounting, legal and administrative fees. We expect our operating costs to remain at approximately $130,000 per year, unless we locate a new viable business.

Interest Expense

Our interest expense increased by $9,790 or 27% from $36,443 for the three months ended March 31, 2006 to $46,233 for the three months ended March 31, 2007. This increase in interest expenses was primarily due to approximately $10,000 in interest expense being reclassified to discontinued operations for the three month period ended March 31, 2006 in conjunction with Globetrac Limited ceasing to be in the global wireless business. Over the next year we expect interest expense to remain the same , unless some of the convertible notes are converted into common stock of the Company.

Franchise Tax Expense

Our franchise tax expense increased by $6,164 or 100% from $0 for the three months ended March 31, 2006 to $6,164 for the three months ended March 31, 2007.

Loss from Discontinued Operations

On March 20, 2007, Limited was officially discontinued and wound up. For the three month period ended March 31, 2006, we recorded a net loss from discontinued operations of $10,106. The net loss in 2006 was primarily due to interest on the notes payable of approximately $10,000. As a result of the discontinuance GlobeTrac assumed all of Limited’s assets and liabilities. Limited was inactive at the date of dissolution.

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

Liquidity and Capital Resources

As of March 31, 2007, we had a cash balance of $20,628 and negative cash flows from operations of $20,252 for the three months then ended. During the three months ended March 31, 2007, we primarily funded our operations through royalty revenue we received from WebTech of $21,292.

The notes to our consolidated financial statements as of March 31, 2007, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have accumulated a deficit of $4,365,889. As of March 31, 2007, we had $3,218,177 in current liabilities, when these liabilities are offset against our current assets of $57,391 we are left with a working capital deficit of $3,160,786 and as such we cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs. We have, however, successfully generated sufficient working capital and liquidity through royalty revenues and advances of cash until the date of this filing, and believe that we can continue to do so for the next year.

Below is a discussion of our sources and uses of funds for the three months ended March 31, 2007.

Net Cash Used In Operating Activities

Net cash used in operating activities during the three months ended March 31, 2007 was $20,252. This cash was primarily used to pay down accounts payable and accrued liabilities by $16,676 and to cover an excess of expenses over revenue of $55,886 which includes increases in unpaid accrued interest on convertible notes of $31,255 and amounts due to and unpaid accrued interest payable to related parties of $12,142. Cash was provided by the collection of accounts receivable from WebTech of $8,913.

Net Cash Provided By Financing Activities

We did not have any financing activities during the three months ended March 31, 2007.

Net Cash Used In Investing Activities

We did not have any investing activities during the three months ended March 31, 2007.

Contingencies and Commitments

We had no contingencies or long-term commitments at March 31, 2007.

Contractual Obligations

The following table provides a summary of our debt obligation as of March 31, 2007. We have not included repayment of our convertible notes payable because these notes are repayable on demand and we do not know when or if payment will be demanded.

Contractual Payment Due by Period
2007

Note Payable to Related Party	$717,123

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
Filed

3.4	Notification of Dissolution for Globetrac Limited dated March 14, 2007, filed as an exhibit to GlobeTrac’s Form 10-KSB filed on April 16, 2007, and incorporated herein by reference.	Filed

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

GLOBETRAC INC.

Date: May 15, 2007	By:	/s/ John daCosta
John daCosta
CEO and CFO (Principal Executive Officer and Principal Financial Officer)