Form 10QSB
period 2007-06-30
GLOBETRAC INC
filed 2007-08-10
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______.

Commission file number 000-33309

GLOBETRAC INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0953557 (I.R.S. Employer Identification No.)
1100 Melville Street, Suite 600, Vancouver, British Columbia, V6E 4A6 (Address of principal executive offices)
1-800-648-4287 (Issuer’s telephone number)
____________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

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
[  ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 9, 2007
Common Stock - $0.001 par value	22,190,000

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBETRAC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets

Cash	$8,099	$44,175
Accounts receivable, net	30,795	45,676

TOTAL ASSETS	$38,894	$89,851

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable and accrued liabilities	$142,772	$159,383
Convertible notes payable, including accrued interest	1,946,262	1,880,727
Advances payable	16,385	16,385
Due to related parties	660,137	634,961
Note payable to related party	500,000	500,000

	3,265,556	3,191,456

Commitments and contingencies

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 authorized, none issued and outstanding at June 30, 2007 and December 31, 2006
Common stock $0.001 par value, 200,000,000 common shares authorized,
22,190,000 issued and ourstanding at March 31, 2007 and December 31, 2006	22,190	22,190
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(4,429,751)	(4,310,003)
Accumulated other comprehensive income	13,814	19,123

Total stockholders' deficit	(3,226,662)	(3,101,605)

Total liabilities and stockholders' deficit	$38,894	$89,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBETRAC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Royalty income	$15,046	$60,917	$36,338	$90,708

Operating expenses:
General and administrative	32,137	26,230	56,918	59,290

Net loss from continuing operations	(17,091)	34,687	(20,580)	31,418

Interest expense	(46,746)	(36,828)	(92,979)	(73,271)

Net loss from continuing operations before tax and
discontinued operations	(63,837)	(2,141)	(113,559)	(41,853)

Franchise tax	(25)	-	(6,189)	-

Net loss from continuing operations before discontinued operations	(63,862)	(2,141)	(119,748)	(41,853)

Loss from discontinued operations	-	(10,261)	-	(20,367)

Net loss	$(63,862)	$(12,402)	$(119,748)	$(62,220)

Net loss per share - basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	22,190,000	22,190,000	22,190,000	22,190,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBETRAC INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, January 1, 2006	22,190,000	22,190	1,167,085	(4,124,249)	27,379	(2,907,595)

Net loss for the six months ended,
June 30, 2006	-	-	-	(62,220)	-	(62,220)

Foreign currency translation adjustments	-	-	-	-	(4,604)	(4,604)

Balance, June 30, 2006	22,190,000	$22,190	$1,167,085	$(4,186,469)	$22,775	$(2,974,419)

Net loss for the six months ended,
December 31, 2006	-	-	-	(123,534)	-	(123,534)

Foreign currency translation adjustments	-	-	-	-	(3,652)	(3,652)

Balance, December 31, 2006	22,190,000	22,190	1,167,085	(4,310,003)	19,123	(3,101,605)

Net loss for the six months ended,
June 30, 2007	-	-	-	(119,748)	-	(119,748)

Foreign currency translation adjustments	-	-	-	-	(5,309)	(5,309)

Balance, June 30, 2007	22,190,000	$22,190	$1,167,085	$(4,429,751)	$13,814	$(3,226,662)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBETRAC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:

Net loss	$(119,748)	$(62,220)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accounts receivable	14,881	(828)
Accounts payable and accrued liabilities	(19,261)	841
Due to related parties, including accrued interest	25,176	14,131
Accrued interest payable on convertible notes	68,185	68,246

Net cash (used in) provided by operating activities	(30,767)	20,170

Effects of foreign currency exchange rate	(5,309)	(4,604)

Net (decrease) increase in cash	(36,076)	15,566

Cash, beginning of period	44,175	51,756

Cash, end of period	$8,099	$67,322

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$6,189	$-
Interest	$2,650	$-

Non-cash changes in operating assets and liabilities:
Advance receivable offset against accounts payable	$5,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBETRAC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged certain of their assets and certain liabilities in Globetrac Limited and their rights to the global wireless tracking and telematics business in Europe for a six percent royalty on gross sales of all existing and qualified potential customers that the Company has in Europe. On March 20, 2007, Limited was officially dissolved and all of Limited’s assets and liabilities were assumed by GlobeTrac. As a result of terminating its operations in Europe, the Company is seeking new business opportunities. (Note 3)

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to condensed consolidated financial statements included in the Annual report on Form 10-KSB of GlobeTrac for the year ended December 31, 2006. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2006 included in the Company’s report on Form 10-KSB.

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

NOTE 3 - GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged their rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015. The Company has accumulated a deficit of $4,429,751 since inception and additional financing will be required by the Company to fund and support its operations. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business. The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

NOTE 4 - CONVERTIBLE NOTES PAYABLE AND RELATED ACCRUED INTEREST DUE ON DEMAND

	June 30, 2007	December 31, 2006

Notes payable due on demand, unsecured, bearing interest at 8% per annum, convertible into common shares of the Company at $0.50 per share at the
option of the Company	$673,809	$673,809

Notes payable due on demand, unsecured, bearing interest at 10% per annum, convertible into common shares of the Company at the option of the Company or the lender at market price less 20%, with a minimum conversion price
of $0.15 per share	835,940	835,940

Accrued interest due on demand	436,513	370,978

Total convertible notes payable and related accrued interest due on demand	$1,946,262	$1,880,727

GLOBETRAC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - ADVANCES PAYABLE

At June 30, 2007 and December 31, 2006, the Company had advances payable of $16,385. These advances are unsecured, are non-interest bearing and have no fixed terms of repayment.

NOTE 6 - DUE TO RELATED PARTIES

	June 30, 2007	December 31, 2006

Due to companies sharing a common officer or director or controlled by an officer	$177,692	$177,310
Due to a director	13,766	13,766
Due to a director	239,090	239,090
Interest on note payable to a director (Note 7)	229,589	204,795

Due to related parties	$660,137	$634,961

The above debt due to related parties is unsecured, non-interest bearing and has no fixed terms of repayment.

NOTE 7 - NOTE PAYABLE TO RELATED PARTY

	June 30, 2007	December 31, 2006

Note payable, unsecured, bears interest at 10% per annum, originally due
November 27, 2004, now due on demand	$500,000	$500,000

NOTE 8 - DISCONTINUED OPERATIONS

On March 20, 2007, Limited was officially dissolved and wound up. As a result of the dissolution the Company assumed all of Limited’s assets and liabilities. Limited was inactive at the date of dissolution. During the three and six months ended June 30, 2006, in connection with the wind up, the Company recorded net losses from discontinued operations of $10,261 and $20,367 respectively.

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

General

This discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Form 10-QSB and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

GlobeTrac Inc. (“GlobeTrac”) and its subsidiary Global Axxess Corporation Limited (“Global Axxess”) mean “we”, “us” or “our” and will be referred to as such throughout the balance of this document.

Our Objectives and Areas of Focus

At June 30, 2007, our only source of income is a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of Webtech. A customer is a list of customers that was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for 11 years, beginning November 1, 2004 and ending October 31, 2015.

On March 20, 2007, Globetrac Limited (which was the wholly owned subsidiary of Global Axxess) was dissolved. On January 1, 2007, all of Globetrac Limited’s assets and liabilities were assumed by GlobeTrac Inc.

Due to limited operations, we are presently seeking new business opportunities.

Challenges and Risks

We have accumulated a deficit of approximately $4.4 million to date and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through the receipt of the royalty payments from Webtech and locating a viable business.

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

At June 30, 2007, accounts receivable consisted of estimated royalty revenue from February to June 2007. Our estimate for the period January to April 2007 was based on a written estimate we received from WebTech and our royalty revenue estimate for May and June 2007 was estimated based on amounts we received from WebTech in the prior months.  As of the date of filing we had not received payment for the accrued royalty revenue for the period from January to June, 2007 and thus our estimated accrual could vary materially from the amount we accrued at June 30, 2007.

Revenue Recognition

We recognized our royalty revenue when pervasive evidence of an agreement exists, when it was received and accrue for royalty revenues that we believe to be reasonably collectable.

Financial Condition

During the six months ended June 30, 2007, we had a net loss of $119,748.  As of June 30, 2007, we had a cash balance of $8,099 and accounts receivable of $30,795.  When these current assets are offset against our current obligations of $142,772  in accounts payable and accrued liabilities, $1,946,262 in convertible notes payable , including accrued interest, $16,385 in advances payable, $660,137 in amounts due to related parties and a $500,000 note payable to a related party, we are left with a working capital deficit of $3,226,662.

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

Related-Party Transactions

Included in the $660,137 that is due to related parties at June 30, 2007 is $395,886 in unpaid professional, consulting and management fees , $34,662 in advances payable and $229,589 in interest on the $500,000 note payable to a related party. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured.

The $500,000 note payable to a related party bears interest at 10% is unsecured and was payable November 27, 2004. We do not anticipate paying this note unless we achieve profitable operations, raise sufficient working capital, or issue shares for debt to cover this obligation.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Overall Results of Operations

For the three months ended June 30, 2007, we had a net loss of $63,862, which was an increase of $51,460 in net loss from our net loss of $12,402, for the three months ended June 30, 2006.  The increase in net loss for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006 was primarily the due to a decrease in royalty revenue of approximately $46,000 and an increase in professional fees of approximately $4,000.

For the six months ended June 30, 2007, we had a net loss of $119,748, which was an increase of $57,528 in net loss from our net loss of $62,220, for the six months ended June 30, 2006.  The increase in net loss for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily the result of an approximate decrease in royalty revenue of $54,000.  If we are not successful in acquiring a viable business, over the next year we expect our net loss to be approximately $250,000, we expect approximately $190,000 of this increase will be accrued interest on our notes payable.

Revenues
Our revenue decreased by $45,871 or 75% from $60,917 for the three months ended June 30, 2006 to $15,046 for the three months ended June 30, 2007.

Our revenue decreased by $54,370 or 60% from $90,708 for the six months ended June 30, 2006 to $36,338 for the six months ended June 30, 2007.

 All of the revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. Over the next year we expect our royalty income to decline because of a reduction in qualified sales of products and services by customers who had ordered at least one product or service before November 26, 2005.  We do not expect revenue to increase, unless we locate a new revenue generating business opportunity.

Operating Expenses

Our operating expenses increased by $5,907 or 23% from $26,230 for three months ended June 30, 2006 to $32,137 for the three months ended June 30, 2006.  This increase was primarily caused by increases in professional fees.

Our operating expenses decreased by $2,372 or 4% from $59,290 for six months ended June 30, 2006 to $56,918 for the six months ended June 30, 2007.  The decrease was primarily due to a decrease in professional fees.

 We expect our operating costs to be approximately $120,000 per year, unless we locate a new viable business.

Interest Expense

Our interest expense increased by $9,918 or 27% from $36,828 for the three months ended June 30, 2006 to $46,499 for the three months ended June 30, 2007.

Our interest expense increased by $19,708 or 27% from $73,271 for the six months ended June 30, 2006 to $92,979 for the six months ended June 30, 2007.

This increase in interest expense was primarily due to approximately $10,000 and $20,000 in interest expense being reclassified to discontinued operations for the three and six month periods ended June 30, 2006 respectively, in conjunction with Globetrac Limited ceasing to be in the global wireless business. Over the next year we expect interest expense to remain the same, unless some of the convertible notes are converted into common stock of the Company.

Loss from Discontinued Operations

On March 20, 2007, Limited was officially dissolved and wound up. For the three and six month periods ended June 30, 2006, we recorded a net loss from discontinued operations of $10,261 and $20,367, respectively. The net loss in 2006 was primarily due to interest on the notes payable of approximately $10,000 per quarter. As a result of the dissolution GlobeTrac assumed all of Limited’s assets and liabilities. Limited was inactive at the date of dissolution.

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

Liquidity and Capital Resources

As of June 30, 2007, we had a cash balance of $8,099 and negative cash flow from operations of $30,767 for the six months then ended. During the six months ended June 30, 2007, we primarily funded our operations with the cash in our bank account.

The notes to our unaudited condensed consolidated financial statements as of June 30, 2007, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have accumulated a deficit of $4,429,751. As of June 30, 2007, we had $3,265,556 in current liabilities, when these liabilities are offset against our current assets of $38,894 we are left with a working capital deficit of $3,226,662 and as such we cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs. We have, however, successfully generated sufficient working capital and liquidity through royalty revenues and advances of cash until the date of this filing.

Below is a discussion of our sources and uses of funds for the six months ended June 30, 2007.

Net Cash Used In Operating Activities

Net cash used in operating activities during the six  months ended June 30, 2007 was $30,767. This cash was primarily used to pay down accounts payable and accrued liabilities by $19,261 and to cover an excess of expenses over revenue of $119,748, which includes an increase in unpaid accrued interest on convertible notes of $68,185, unpaid accrued interest to a related party of $25,176 and an increase in royalty revenue receivable of $14,881.

Net Cash Provided By Financing Activities

We did not have any financing activities during the six months ended June 30, 2007.

Net Cash Used In Investing Activities

We did not have any investing activities during the six months ended June 30, 2007.

Contingencies and Commitments

We had no contingencies or long-term commitments at June 30, 2007.

Contractual Obligations

The following table provides a summary of our debt obligation as of June 30, 2007. Our convertible notes payable have not been included below because these notes are repayable on demand and we do not know when or if payment will be demanded.

Contractual Payment Due by Period

2007

Note Payable to Related Party	$729,589

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

GLOBETRAC INC.

Date: August 9, 2007	By:	/s/ John daCosta
Name: John daCosta
Title: CEO and CFO (Principal Executive Officer and Principal Financial Officer)