Form 10QSB
period 2007-09-30
GLOBETRAC INC
filed 2007-11-13
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2007

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
[  ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 13, 2007
Common Stock - $0.001 par value	22,190,000

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBETRAC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets

Cash	$1,010	$44,175
Accounts receivable, net	78,533	45,676
Prepaids	5,307	-

TOTAL ASSETS	$84,850	$89,851

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable and accrued liabilities	$140,125	$159,383
Convertible notes payable, including accrued interest	1,980,919	1,880,727
Advances payable	16,385	16,385
Due to related parties	678,306	634,961
Note payable to related party	500,000	500,000

	3,315,735	3,191,456

Commitment and Contingencies

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 authorized, none issued and outstanding at September 30, 2007 and Decemebr 31, 2006
Common stock $0.001 par value, 200,000,000 common shares
authorized, 22,190,000 issued and outstanding at September 30, 2007
and December 31, 2006	22,190	22,190
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(4,431,724)	(4,310,003)
Accumulated other comprehensive income	11,564	19,123

Total stockholders' deficit	(3,230,885)	(3,101,605)

Total liabilities and stockholders' deficit	$84,850	$89,851

The accompanying notes are an integral part of these condensed  consolidated financial statements.

GLOBETRAC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Royalty income	$68,933	$16,305	$105,271	$107,013

Operating expenses:
General and administrative	21,945	27,342	78,863	86,632

Net income (loss) from continuing operations before interest expense,
franchise tax and discontinued operations	46,988	(11,037)	26,408	20,381

Interest expense	(47,260)	(37,109)	(140,239)	(110,380)

Net loss from continuing operations before franchise tax and
discontinued operations	(272)	(48,146)	(113,831)	(89,999)

Franchise tax	(1,701)	-	(7,890)	-

Net loss from continuing operations before discontinued operations	(1,973)	(48,146)	(121,721)	(89,999)

Loss from discontinued operations	-	(9,925)	-	(30,292)

Net loss	$(1,973)	$(58,071)	$(121,721)	$(120,291)

Net loss per share - basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	22,190,000	22,190,000	22,190,000	22,190,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBETRAC INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, January 1, 2006	22,190,000	$22,190	$1,167,085	$(4,124,249)	$27,379	$(2,907,595)

Net loss for the nine months ended,
September 30, 2006	-	-	-	(120,291)	-	(120,291)

Foreign curency exchange loss	-	-	-	-	(5,251)	(5,251)

Comprehensive loss						(125,542)

Balance, September 30, 2006	22,190,000	22,190	1,167,085	(4,244,540)	22,128	(3,033,137)

Net loss for the three months ended,
December 31, 2006	-	-	-	(65,463)	-	(65,463)

Foreign curency exchange loss	-	-	-	-	(3,005)	(3,005)

Comprehensive loss						(68,468)

Balance, December 31, 2006	22,190,000	22,190	1,167,085	(4,310,003)	19,123	(3,101,605)

Net loss for the nine month period ended,
September 30, 2007	-	-	-	(121,721)	-	(121,721)

Foreign curency exchange loss	-	-	-	-	(7,559)	(7,559)

Comprehensive loss						(129,280)

Balance, September 30, 2007	22,190,000	$22,190	$1,167,085	$(4,431,724)	$11,564	$(3,230,885)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBETRAC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:

Net loss	$(121,721)	$(120,291)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts receivable	(32,857)	(17,298)
Prepaids	(5,307)	-
Accounts payable and accrued liabilities	(21,908)	4,598
Accrued interest payable on convertible notes	102,842	102,903
Due to related parties, including accrued interest on note payable	43,345	27,145

Net cash used in operating activities	(35,606)	(2,943)

Effects of foreign currency exchange rate	(7,559)	(5,251)

Net decrease in cash	(43,165)	(8,194)

Cash, beginning of period	44,175	51,756

Cash, end of period	$1,010	$43,562

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$7,890	$-
Interest	$2,650	$-

Non-cash changes in operating assets and liabilities:
Advance receivable offset against accounts payable	$5,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBETRAC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to condensed consolidated financial statements included in the Annual report on Form 10-KSB of GlobeTrac for the year ended December 31, 2006. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2006 included in the Company’s report on Form 10-KSB.

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

GLOBETRAC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 3 - GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged their rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015. The Company has accumulated a deficit of $4,431,724 since inception and additional financing will be required by the Company to fund and support its operations. Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

NOTE 4 - CONVERTIBLE NOTES PAYABLE, INCLUDING ACCRUED INTEREST

	September 30, 2007	December 31, 2006

Notes payable due on demand, unsecured, bearing interest at 8% per annum, convertible into common shares of the Company at $0.50 per share at the
option of the Company	$673,809	$673,809

Notes payable due on demand, unsecured, bearing interest at 10% per annum, convertible into common shares of the Company at the option of the Company or the lender at market price less 20%, with a minimum conversion price
of $0.15 per share	835,940	835,940

Accrued interest due on demand	471,170	370,978

Total convertible notes payable and related accrued interest due on demand	$1,980,919	$1,880,727

NOTE 5 - ADVANCES PAYABLE

At September 30, 2007 and December 31, 2006, the Company had advances payable of $16,385. These advances are unsecured, are non-interest bearing and have no fixed terms of repayment.

GLOBETRAC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 6 - DUE TO RELATED PARTIES

	September 30, 2007	December 31, 2006

Due to companies sharing controlled by a common officer or director	$183,258	$177,310
Due to a director	13,766	13,766
Due to a director	239,090	239,090
Interest on note payable to a director (Note 7)	242,192	204,795

Due to related parties	$678,306	$634,961

The above debt due to related parties is unsecured, non-interest bearing and has no fixed terms of repayment.

NOTE 7 - NOTE PAYABLE TO RELATED PARTY

	September 30, 2007	December 31, 2006

Note payable, unsecured, bears interest at 10% per annum, originally due
November 27, 2004, now due on demand (Note 6)	$500,000	$500,000

NOTE 8 - DISCONTINUED OPERATIONS

On March 20, 2007, Limited was officially dissolved and wound up. As a result of the dissolution the Company assumed all of Limited’s assets and liabilities. Limited was inactive at the date of dissolution. During the three and nine months ended September 30, 2006, in connection with the wind up, the Company recorded net losses from discontinued operations of $9,925 and $30,292 respectively.

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

Our Objectives and Areas of Focus

At September 30, 2007, our only source of income is a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of Webtech. A customer is a list of customers that was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for eleven years, beginning November 1, 2004 and ending October 31, 2015.

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

There is no assurance that we will be able to obtain additional financing, be successful in seeking new business opportunities, receive any royalties from WebTech or that we will be able to reduce operating expenses. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.  These reclassifications primarily related to the Globetrac Limited being dissolved, whereby Limited’s operations for the three and nine months ended September 30, 2006, were reclassified to discontinued operations.

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts.

At September 30, 2007, accounts receivable consisted of estimated royalty revenue from for the period from May to September 2007. Our accrual for the period from May to July 2007 was based on royalty revenue received from WebTech subsequent to September 30, 2007.  Our royalty revenue accrual for August and September 2007 was estimated based on amounts we received from WebTech in prior months.  As of the date of the filing we had not received payment for the accrued royalty revenue for August and September, 2007 and thus our estimated accrual could vary materially from the amount we accrued at September 30, 2007.

Revenue Recognition

Royalty revenue is recognized when pervasive evidence of an agreement exists, when it is received or when the royalty income is determinable and collectability is reasonably assured.

Financial Condition

During the nine months ended September 30, 2007, we had a net loss of $121,721.  As of September 30, 2007, we had a cash balance of $1,010, accounts receivable of $78,533, and prepaids of $5,307.  When these current assets are offset against our current obligations of $140,125  in accounts payable and accrued liabilities, $1,980,919 in convertible notes payable (including accrued interest), $16,385 in advances payable, $678.306 in amounts due to related parties and a $500,000 note payable to a related party, we are left with a working capital deficit of $3,230,885.

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

Over the next twelve months we plan to seek out a viable new business opportunity.  If we enter into a new business opportunity, will need to raise additional working capital and we may be required to hire additional employees, independent contractors as well as purchase or lease additional equipment.  We plan raise this additional working capital through the private placement of shares, private advances and loans.

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

Related-Party Transactions

Included in the $678,306 that is due to related parties at September 30, 2007 is $401,188 in unpaid professional, consulting and management fees , $34,926 in advances payable and $242,192 in interest on the $500,000 note payable to a related party. None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured.

The $500,000 note payable to a related party bears interest at 10% is unsecured and was payable November 27, 2004. We do not anticipate paying this note unless we achieve profitable operations, raise sufficient working capital, or issue shares for debt to cover this obligation.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Overall Results of Operations

For the three months ended September 30, 2007, we had a net loss of $1,973, which was a decrease of $56,098 in net loss from our net loss of $58,071, for the three months ended September 30, 2006.  The decrease  in net loss for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006 was primarily the due to an increase in royalty revenue.  Our royalty revenue increased due to WebTech securing some large contracts. We expect that our revenue to remain the same if WebTech continues to obtain revenue from these contracts.

For the nine months ended September 30, 2007, we had a net loss of $121,721, which was an increase of $1,430 in net loss from our net loss of $120,291, for the nine months ended September 30, 2006.  The increase in net loss for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily the result of an increase in professional fees.  If we are not successful in acquiring a viable business, over the next year we expect our net loss to be approximately $150,000.

Revenues

Our revenue increased by $52,628 or 323% from $16,305 for the three months ended September 30, 2006 to $68,933 for the three months ended September 30, 2007.

Our revenue decreased by $1,742 or 2% from $107,013 for the nine months ended September 30, 2006 to $105,271 for the nine months ended September 30, 2007.

 All of the revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. The increase in our revenue was due to WebTech securing some large contracts during the period.  We expect that our revenue to remain the same if WebTech continues to obtain revenue from these contracts.

Operating Expenses

Our operating expenses decreased by $5,397 or 20% from $27,342 for three months ended September 30, 2006 to $21,945 for the three months ended September 30, 2006.  This decrease was primarily caused by a decrease in professional fees.

Our operating expenses decreased by $7,769 or 9% from $86,632 for the nine months ended September 30, 2006 to $78,863 for the nine months ended September 30, 2007.  The decrease was primarily due to a decrease in professional fees and the results of our efforts over the past year to reduce our operating costs.

We expect our operating costs to be approximately $110,000 per year, unless we locate a new viable business.

Interest Expense

Our interest expense increased by $10,151 or 27% from $37,109 for the three months ended September 30, 2006 to $47,260 for the three months ended September 30, 2007.

Our interest expense increased by $29,859 or 27% from $110,380 for the nine months ended September 30, 2006 to $140,239 for the nine months ended September 30, 2007.

This increase in interest expense was primarily due to approximately $10,000 and $30,000 in interest expense being reclassified to discontinued operations for the three and nine month periods ended September 30, 2006 respectively, in conjunction with Globetrac Limited ceasing to be in the global wireless business. Over the next year we expect interest expense to remain the same, unless some of the convertible notes are converted into common stock of the Company.

Loss from Discontinued Operations

On March 20, 2007, Limited was officially dissolved and wound up. For the three and nine month periods ended September 30, 2006, we recorded net losses from discontinued operations of $9,925 and $30,292, respectively. The net loss in 2006 was primarily due to interest on the notes payable of approximately $10,000 per quarter. As a result of the dissolution GlobeTrac assumed all of Limited’s assets and liabilities. Limited was inactive at the date of dissolution.

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

Liquidity and Capital Resources

As of September 30, 2007, we had a cash balance of $1,010 and negative cash flow from operations of $35,606 for the nine months then ended. During the nine months ended September 30, 2007, we primarily funded our operations with the royalty revenue we received from WebTech.

The notes to our unaudited condensed consolidated financial statements as of September 30, 2007, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have accumulated a deficit of $4,431,724. As of September 30, 2007, we had $3,315,735 in current liabilities, when these liabilities are offset against our current assets of $84,850 we are left with a working capital deficit of $3,230,885 and as such we cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs. We have, however, successfully generated sufficient working capital and liquidity through royalty revenues and advances of cash until the date of this filing.

Below is a discussion of our sources and uses of funds for the nine months ended September 30, 2007.

Net Cash Used In Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2007 was $35,606. This cash was primarily used to pay down accounts payable and accrued liabilities by $22,000 and a prepayment of $5,000 and to cover an excess of expenses over revenue of $122,000, which includes an increase in unpaid accrued interest on convertible notes of $102,842, unpaid accrued interest to a related party of $37,000, an increase in professional fees payable to a related party of $6,000 offset by collection of royalty revenue receivable of $32,858.

Net Cash Provided By Financing Activities

We did not have any financing activities during the nine months ended September 30, 2007.

Net Cash Used In Investing Activities

We did not have any investing activities during the nine months ended September 30, 2007.

Contingencies and Commitments

We had no contingencies or long-term commitments at September 30, 2007.

Contractual Obligations

The following table provides a summary of our debt obligation as of September 30, 2007. Our convertible notes payable have not been included below because these notes are repayable on demand and we do not know when or if payment will be demanded.

Contractual Payment Due by Period

2007
Note Payable to Related Party	$742,192

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

GLOBETRAC INC.

Date: November 13, 2007	By:	/s/ John daCosta
John daCosta
CEO and CFO, (Principal Executive Officer and Principal Financial Officer)