Form 10KSB
period 2007-12-31
GLOBETRAC INC
filed 2008-03-31
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission file number 000-33309

GLOBETRAC INC. (Name of Small Business Issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0953557 (I.R.S. Employer Identification No.)

1100 Melville Street, Suite 610, Vancouver, British Columbia, Canada,V6E 4A6
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number:  1-800-648-4287

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ x ] Yes  [   ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes  [ x ]  No

State issuer’s revenues for its most recent fiscal year.  $115,654

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $27,350, as of March 26, 2008 ($0.002 average 13,675,000)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 26, 2008
Common Stock - $0.001 par value	22,190,000

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

GlobeTrac has no operating history upon which an evaluation of its future success or failure can be made.  GlobeTrac has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations.  GlobeTrac’s accumulated net losses since inception are $4,511,922.  For the 12 months ended December 31, 2007, operating expenses decreased by $3,870 from $126,054 for the year ended December 31, 2006 to $122,184 for the year ended December 31, 2007.  See “Management Discussion and Analysis” on page 11 for more details.

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

GlobeTrac has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity.  There can be no assurance that GlobeTrac will be successful in identifying and evaluating suitable target businesses or business opportunities or in concluding a business combination.  No particular industry or specific business within an industry has been selected for a target business.  GlobeTrac has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that it will require a target business to have achieved, or without which GlobeTrac would not consider a business combination with such target business.  Accordingly, GlobeTrac may enter into a business combination with a target business that has limited or no significant operating history, operating losses, limited or no potential for immediate earnings, limited assets, negative net worth, or other negative characteristics.  There is no assurance that GlobeTrac will be able to negotiate a business combination on terms favorable to GlobeTrac.

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

Item 2.  Description of Property.

GlobeTrac currently does not have a principal executive office.  GlobeTrac’s mailing address is 1100 Melville Street, Suite 610, Vancouver, British Columbia, V6E 4A6, Canada.  Other than this mailing address, GlobeTrac does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  GlobeTrac pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of GlobeTrac’s CEO.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a)    Market Information

GlobeTrac’s Common Stock has been quoted on the NASD OTC Bulletin Board since March 2002 under the symbol “GBTR” (formerly “ARTE”).  However, from March 2002 to June 2002, GlobeTrac’s Common Stock did not trade.  The first trade occurred on June 28, 2002.  The table below gives the high and low bid information for each fiscal quarter for the last two fiscal years and for the interim period ended March 26, 2008.  The bid information was obtained from Pink Sheets LLC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
26 March 2008	$0.007	$0.0012	Pink Sheets LLC
31 December 2007	$0.006	$0.003	Pink Sheets LLC
30 September 2007	$0.008	$0.006	Pink Sheets LLC
30 June 2007	$0.014	$0.006	Pink Sheets LLC
31 March 2007	$0.0127	$0.006	Pink Sheets LLC
31 December 2006	$0.012	$0.006	Pink Sheets LLC
30 September 2006	$0.0155	$0.011	Pink Sheets LLC
30 June 2006	$0.0155	$0.011	Pink Sheets LLC
31 March 2006	$0.017	$0.012	Pink Sheets LLC

(b)    Holders of Record

At December 31, 2007 there are approximately 35 holders of record of GlobeTrac’s Common Stock.

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

There are no outstanding options or warrants to purchase, or securities convertible into, shares of GlobeTrac’s Common Stock, except for the following convertible debt:

At December 31, 2007 and 2006, GlobeTrac had a note payable in the amount of $162,149 plus accrued interest of $51,905 and  $38,934 which is convertible into GlobeTrac common shares at $0.50 per share, at GlobeTrac’s option.

At December 31, 2007 and 2006, GlobeTrac had notes payable totaling $511,660 plus accrued interest of $161,082 and $122,798 that are convertible into GlobeTrac common shares at $0.50 per share, at GlobeTrac’s option.

At December 31, 2007 and 2006, GlobeTrac had notes payable totaling $835,940 plus accrued interest of $292,840 and $209,246 that are convertible into GlobeTrac common shares at the option of either the GlobeTrac or the lender at market price less 20%, with a minimum conversion price of $0.15 per share.

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

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This management discussion and analysis of financial condition and results of operations (“MD&A”) on Form 10-KSB includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this MD&A on Form 10-KSB are forward-looking. We use words such as anticipate, believe, expect, future, intend, plan, aim, project, estimate, will, should, could and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Factors that could cause our future results to differ from these expectations include general economic conditions, particularly as they affect our ability to acquire a target business and raise sufficient working capital and the impact of foreign exchange fluctuations, changes in global economic conditions and consumer spending, on our royalty revenue.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, our outcome may vary substantially from our anticipated or projected results, and accordingly, we express no opinion on the achievability of those forward-looking statements and give no assurance that any of the assumptions relating to the forward-looking statements are accurate.  These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1(b) of Part I, “Risk Factors,” which describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.

OUR BUSINESS

We were incorporated in the state of Delaware on March 2, 2000 and our principal executive offices are headquartered in Canada.  On August 27, 2002 we acquired 100% of the shares of Global Axxess Corporation Limited (“Global Axxess”), a company incorporated in Ireland.  Global Axxess owned 100% of the issued and outstanding shares of Globetrac Limited (“Limited”), a company incorporated in the United Kingdom, until March 20, 2007 when Limited was officially dissolved and all of Limited’s assets and liabilities were assumed by GlobeTrac. As a result of terminating our operations in Europe, we are seeking new business opportunities.

At December 31, 2007, our only source of income is a six percent (6%) commission/royalty that  we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech.  A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of WebTech. A customer is a list of customers that was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for 11 years, beginning November 1, 2004 and ending October 31, 2015.

We have accumulated a deficit of approximately $4.5 million to date and will require additional financing to continue operations and to seek out new business opportunities.  We plan to mitigate our losses in future years by receiving royalty payments from Webtech, reducing operating expenses and locating a viable business.

There is no assurance that we will be able to obtain additional financing, be successful in seeking new business opportunities, receive any royalties from WebTech or that we will be able to reduce operating expenses. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Revenue Recognition

We recognize our royalty revenue when pervasive evidence of an agreement exists, when it is received and accrue for royalty revenues that we believe to be reasonably collectable.

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts.

At December 31, 2007, accounts receivable consists of estimated royalty revenue for the months of November and December 2007.  Our estimate was based on the amounts we received from WebTech in the prior months of 2007.  As of the date of filing we had not received payment of the accrued royalty revenue and thus our estimated accrual could vary materially from the amount we accrued at December 31, 2007.

Financial Instruments

Foreign Exchange Risk

We are subject to foreign exchange risk on our royalty revenue which is denominated in UK pounds and some purchases which are denominated in Canadian dollars. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  Due to the nature of our foreign currency transitions we do not believe we have any material risk due to foreign currency exchange.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

At December 31, 2007 and 2006, we had approximately $17,000 and $44,000, respectively in cash that was not insured.  This cash is on deposit with a large chartered Canadian bank.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss.  We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At December 31, 2007 and 2006, we had $41,955 and $45,676 in royalties’ receivable from this source.

Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an immaterial impact on our consolidated financial position and did not result in unrecognized tax benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued. We file income tax returns in the U.S. federal and applicable state jurisdictions. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue service for tax years before 2003 and for state and local tax authorities for years before 2002. We do, however, have prior year net operating losses which remain open for examination.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 will be effective for us on January 1, 2008.  Adoption of SFAS 157 is not expected to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.   This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. We are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for us. We do not have a defined benefit pension or other post retirement plan and thus we did not have to comply with the disclosure provisions of SFAS 158 at December 31, 2006 or 2007.  Adoption of SFAS 158 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”.   SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for us on January 1, 2008. Adoption of SFAS 159 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect adoption of SFAS 141(R) to have a significant impact on our consolidated financial statements.

In December 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect Adoption of EITF 07-1 to have a significant impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. The pronouncement is not expected to have a material effect on our consolidated financial statements.

OPERATIONS REVIEW

During the year ended December 31, 2007, we had a net loss of $201,919.  As of December 31, 2007, we had a cash balance of $16,922, accounts receivable of $41,955 and prepaids of $5,034.  When these current assets are offset against our current obligations of $91,442 in accounts payable,$64,885 in accrued professional fees, $2,015,576 in convertible notes payable, including accrued interest, $32,346 in advances payable, $669,201 in amounts due to related parties and a $500,000 note payable to a related party, we are left with a working capital deficit of $3,309,539.

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

RELATED PARTY TRANSACTIONS

Included in the $669,201 that is due to related parties at December 31, 2007, is $400,641 in  consulting and management fees that were accrued during 2005 and 2004, $13,766 in advances and $254,794 in accrued interest on the $500,000 note payable to a related party.  None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured.  The $500,000 note payable to a related party bear’s interest at 10%, is unsecured and was payable November 27, 2004.  We do not anticipate paying this note unless we achieve profitable operations, raise sufficient working capital, or issue shares for debt to cover this obligation.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Overall Results of Operations

For the year ended December 31, 2007, we had a net loss of $201,919 or a $(0.01) net loss per share, which was an increase of $16,165 in net loss from our net loss of $185,754 or a $(0.01) net loss per share for the year ended December 31, 2006.  The increase in net loss for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily due to a decrease in our royalty revenues.  If we are not successful in acquiring a viable business during 2008, we expect our net loss to remain much the same as in 2007 or at approximately $200,000.

Revenues

Our revenue decreased by $19,020 or 14% from $134,674 for the year ended December 31, 2006 to $115,654 for the year ended December 31, 2007. All of the revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement that was signed on October 18, 2005.  Revenue decreased in 2007 due to lower sales to GlobeTrac customers by WebTech.  We expect our royalty income to remain the same at approximately $115,000 during 2008.  We do not expect revenue to increase, unless we locate a new revenue generating business opportunity.

Operating Expenses

Our operating expenses decreased by $3,870 or 3% from $126,054 for the year ended December 31, 2006 to $122,184 for the year ended December 31, 2007. The decrease in operating expenses for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily due to a decrease in administrative fees of approximately $6,000, offset by an increase in our professional fees of approximately $2,000.   Our administrative fees decreased due to the need for less administrative services due to the wind-up of GlobeTrac Limited and our professional fees increased due to an increase in audit and accounting fees. During the next year we expect our operating costs to remain the same or at approximately $125,000, unless we locate a new viable business.

Interest Expense

Our interest expense increased by $39,755 or 27% from $147,744 at December 31, 2006 to $187,499 at December 31, 2007.  The increase is due to the assumption of Globetrac Limited’s outstanding loans because at December 31, 2006 interest costs associated with Globetrac Limited’s were recorded in Loss from discontinued operations.  We expect interest expense to remain the same during 2008 unless some of the convertible notes are converted into our common shares.

Loss from Discontinued Operations

On March 20, 2007, Globetrac Limited was officially dissolved.  At December 31, 2006, in connection with the wind up, we recorded a net loss from discontinued operations of $45,830.  The net losses in 2006 were primarily due to interest on the notes payable of approximately $40,000 and office expenses of $6,000.  As a result of the discontinuance the we assumed all of Limited’s assets and liabilities.  Limited was inactive at the date of dissolution.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

At December 31, 2007, we had a cash balance of $16,922 and negative cash flows from operations of $21,238 for the year then ended.  During the year ended December 31, 2007, we funded our operations through royalty revenue we received from WebTech of $115,654.

The notes to our consolidated financial statements as of December 31, 2007, contain footnote disclosure regarding our uncertain ability to continue as a going concern.  We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $4,511,922.  As of December 31, 2007, we had $3,373,450 in current liabilities, when this is offset against our current assets of $63,911 we are left with a working capital deficit of $3,309,539 and as such we cannot assure that we will succeed in achieving a profitable level of operations sufficient to meet our ongoing cash needs or in locating a viable business opportunity.  We have, however, successfully generated sufficient working capital and liquidity through royalty revenues and advances of cash until the date of this filing, and believe that we can continue to do so for the next twelve months.

Below is a discussion of our sources and uses of funds for the year ended December 31, 2007.

Net Cash Used In Operating Activities

Net cash used in operating activities during the year ended December 31, 2007 was $21,238. This cash was primarily used to prepay $5,034 in legal fees; due to an increase of $1,279 in accounts receivable over collection; pay down of accounts payable by $20,361; and a net loss of $201,919.  The net loss was primarily caused by a net increase in accrued professional fees of $19,655; increases in accrued interest payable to a related party of $50,000; an increase in interest payable on convertible debt of $137,499 and an increase in amounts due to related parties of $201.

Net Cash Provided By Financing Activities

We did not have any financing activities during the year ended December 31, 2007.

Net Cash Used In Investing Activities

We did not have any investing activities during the year ended December 31, 2007.

OFF BALANCE-SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in consolidated financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  We do not have any non-consolidated, special-purpose entities.

INCOME TAXES

The following table sets out our deferred tax assets as of December 31, 2007 and 2006.  We have established a 100% valuation allowance, as we believe it is more likely than not that the deferred tax assets will not be realized.

	2007	2006
Federal loss carryforwards	$679,924	$628,272
State loss carryforwards	77,509	64,292
Foreign loss carryforwards	-	421,148

Less: Valuation allowance	(757,433)	(1,113,712)

	$-	$-

We based the establishment of a 100% valuation allowance against our deferred tax assets on our current operating results.  If our operating results improve significantly, we may have to record our deferred taxes in our consolidated financial statements, which could have a material impact on our financial results.

CONTINGENCIES AND COMMITMENTS

We had no contingencies or long-term commitments at December 31, 2007.

CONTRACTUAL OBLIGATIONS

The following table provides a summary of our debt obligation as of December 31, 2007. We have not included repayment of our convertible notes payable because these notes are repayable on demand and we do not know when or if payment will be demanded.

Contractual Payment Due by Period
2008

Note Payable to Related Party	$500,000
Accrued Interest on Note Payable to Related Party	254,795

Total Contractual Obligations	$754,795

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

We have funded our operations principally from royalty revenue and advances from related and other parties.

INFLATION

We do not believe that inflation will have a material impact on our future operations.

Item 7.  Financial Statements

GLOBETRAC INC.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 and 2006
AND FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
GlobeTrac, Inc.

We have audited the accompanying consolidated balance sheets of GlobeTrac, Inc., as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlobeTrac, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP

Irvine, California March 27, 2008

GLOBETRAC INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006

ASSETS

Current assets

Cash	$16,922	$44,175
Accounts receivable
Net of allowance for doubtful accounts of $7,327 and $7,327	41,955	45,676
Prepaids	5,034	-

Total current assets	$63,911	$89,851

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$91,442	$114,153
Accrued professional fees	64,885	45,230
Convertible notes payable, including accrued interest	2,015,576	1,880,727
Advances payable	32,346	16,385
Due to related parties	669,201	634,961
Note payable to related party	500,000	500,000

Total current liabilities	3,373,450	3,191,456

Commitments and contingencies

Stockholders deficit
Preferred stock $0.001 par value, 5,000,000 authorized, none issued and outstanding at December 31, 2007 and 2006
Common stock $0.001 par value, 200,000,000 common shares authorized,
22,190,000 issued and outstanding at December 31, 2007 and 2006	22,190	22,190
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(4,511,922)	(4,310,003)
Accumulated other comprehensive income	13,108	19,123

Total stockholders' deficit	(3,309,539)	(3,101,605)

Total liabilities and stockholders' deficit	$63,911	$89,851

The accompanying notes are an integral part of these consolidated financial statements

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Royalty income	$115,654	$134,674

Operating expenses:
General and administrative	122,184	126,054

Operating (loss) income	(6,530)	8,620

Interest expense	(187,499)	(147,744)

Net loss before franchise tax and loss from discontinued operations	(194,029)	(139,124)

Franchise tax	(7,890)	(800)

Net loss before loss from discontinued operations	(201,919)	(139,924)

Loss from discontinued operations	-	(45,830)

Net loss	$(201,919)	$(185,754)

Net loss per share - basic and diluted

Continuing operations	$(0.01)	$(0.01)
Discontinued operations	(0.00)	(0.00)

	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	22,190,000	22,190,000

The accompanying notes are an integral part of these consolidated financial statements

GLOBETRAC INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2006	22,190,000	$22,190	$1,167,085	$(4,124,249)	$27,379	$(2,907,595)

Net loss	-	-	-	(185,754)	-	(185,754)

Foreign currency exchange loss	-	-	-	-	(8,256)	(8,256)

Comprehensive loss	-	-	-	-	-	(194,010)

Balance at December 31, 2006	22,190,000	22,190	1,167,085	(4,310,003)	19,123	(3,101,605)

Net loss	-	-	-	(201,919)	-	(201,919)

Foreign currency exchange loss	-	-	-	-	(6,015)	(6,015)

Comprehensive loss	-	-	-	-	-	(207,934)

Balance at December 31, 2007	22,190,000	$22,190	$1,167,085	$(4,511,922)	$13,108	$(3,309,539)

The accompanying notes are an integral part of these consolidated financial statements

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Cash flows from operating activities:

Net loss	$(201,919)	$(185,754)

Changes in operating assets and liabilities:
Accounts receivable	(1,279)	(16,851)
Prepaids	(5,034)	-
Accounts payable	(20,361)	(4,346)
Accrued professional fees	19,655	28,480
Accrued interest payable to related party	50,000	50,000
Due to related parties	201	(8,414)
Accrued interest payable on convertible notes	137,499	137,560

Net cash (used in) provided by operating activities	(21,238)	675

Effect of foreign currency exchange	(6,015)	(8,256)

Net decrease in cash	(27,253)	(7,581)

Cash, beginning of year	44,175	51,756

Cash, end of year	$16,922	$44,175

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$7,890	$800
Interest	$2,650	$-

Non-cash changes items:
Amount due to former related party reclassified to accounts payable	$-	$19,633
Amount due to former related party reclassified to advances payable	$15,961	$-
Accounts receivable offset against interest payable on convertible notes	$2,650	$-
Accounts receivable offset against accounts payable	$2,350	$-

The accompanying notes are an integral part of these consolidated financial statements

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Nature of Operations

GlobeTrac Inc. (“GlobeTrac” or the “Company”) was incorporated in the state of Delaware on March 2, 2000 as 411 Place.com Inc.  On February 28, 2001, the Company changed its name to Artescope, Inc. and on July 29, 2002 changed its name to GlobeTrac Inc.  The Company’s principal executive offices are headquartered in Canada.  On August 27, 2002 the Company acquired 100% of the shares of Global Axxess Corporation Limited (“Global Axxess”), a company incorporated in Ireland.  Global Axxess owned 100% of the issued and outstanding shares of Globetrac Limited (“Limited”), a company incorporated in the United Kingdom, until March 20, 2007 when Limited was officially dissolved and all of Limited’s assets and liabilities were assumed by GlobeTrac. As a result of terminating its operations in Europe, the Company is seeking new business opportunities. (Note 8)

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged certain of their assets and certain liabilities in Globetrac Limited and their rights to the global wireless tracking and telematics business in Europe for a six percent royalty on gross sales of all existing and qualified potential customers that the Company has in Europe.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its subsidiary.  All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

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

Cash Equivalents

For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.  At December 31, 2007 and 2006, the Company had no cash equivalents.

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts.

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

The Company’s financial instruments, include cash, accounts receivable, accounts payable and accrued professional fees, advances payable and convertible notes payable and related accrued interest due on demand.  The fair value of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

At December 31, 2007 and 2006, the Company had approximately $17,000 and $44,000, respectively in cash that was not insured.  This cash is on deposit with a large chartered Canadian bank.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  Management continually monitors the financial condition of its customers to reduce the risk of loss.  The Company routinely assesses the financial strength of its source of revenue income and as a consequence, concentration of credit risk is limited. At December 31, 2007 and 2006, the Company had $41,955 and $45,676 in royalties’ receivable from this source.

Comprehensive Income (Loss)

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources.  The Company had $13,108 and $19,123 in other accumulated comprehensive income for the years ended December 31, 2007 and 2006, respectively, from its foreign currency translation.  As a result, total comprehensive loss for the years ended December 31, 2007 and 2006 were ($207,934) and ($194,010), respectively.

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Income tax expense is based on pre-tax consolidated financial accounting income.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Basic and Diluted Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares during the year.  Diluted earnings per share reflect the potential dilution of securities that could occur if securities or other contracts (such as convertible debt, stock options and warrants) to issue common stock were exercised or converted into common stock.  The Company had no outstanding options or warrants at December 31, 2007.  The convertible debt has no specific date for conversion and the Company is not sure if or when it will be converted.  The Company’s common stock equivalents had no effect on diluted loss per share because potential common shares are excluded from the diluted loss per share computation in net loss periods as their effect would be anti-dilutive.

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting

The Company is centrally managed, has limited operations and operates in one business segment.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”.  This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  This statement is effective for all financial instruments acquired or issued after the beginning of an entities first fiscal year that begins after September 15, 2006.  Adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”.  SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year.  The Company does not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS 156 did not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 ("Interpretation No. 48 or FIN 48"), "Accounting for Uncertainty in Income Taxes". Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes”. Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning January 1, 2007.

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an immaterial impact on the Company’s consolidated financial position and did not result in unrecognized tax benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued. The Company files income tax returns in the U.S. federal and state jurisdictions. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue service for tax years before 2003 and for state and local tax authorities for years before 2002. The Company does, however, have prior year net operating losses which remain open for examination.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 will be effective for the Company on January 1, 2008.  Adoption of SFAS 157 is not expected to have a significant impact on our consolidated financial statements.

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.   This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for the Company. Adoption of SFAS 158 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect adoption of SFAS 141(R) to have a significant impact on our consolidated financial statements.

In December 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect Adoption of EITF 07-1 to have a significant impact on our consolidated financial statements.

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. The pronouncement is not expected to have a material effect on our consolidated financial statements.

NOTE 3 – GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged their rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  The Company has accumulated a deficit of $4,511,922 since inception and additional financing will be required by the Company to fund and support its operations.  Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities.   However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.  The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND RELATED ACCRUED INTEREST DUE ON DEMAND

	December 31,
	2007	2006

Notes payable due on demand, unsecured, bearing interest at 8% per annum, convertible into common shares of the Company at $0.50 per share at the option of the Company	$673,809	$673,809

Notes payable due on demand, unsecured, bearing interest at 10% per annum, convertible into common shares of the Company at the option of the Company or the lender at market price less 20%, with a minimum conversion price of $0.15 per share	835,940	835,940

Accrued interest due on demand	505,827	370,978

Total convertible notes payable and related accrued interest due on demand	$2,015,576	$1,880,727

NOTE 5 – ADVANCES PAYABLE

At December 31, 2007 and 2006, the Company had advances payable of $32,346 and $16,385, respectively.  These advances are unsecured, are non-interest bearing and have no fixed terms of repayment.

NOTE 6 – DUE TO RELATED PARTIES

	December 31,
	2007	2006

Due to companies sharing a common officer or to a company sharing a former common officer (a)	$161,551	$177,310
Advance payable to a director	13,766	13,766
Interest on note payable to a director (Note 7)	254,794	204,795
Accrued management fees due to a director	239,090	239,090

Due to related parties	$669,201	$634,961

The above amounts due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

(a) Advances payable to a company sharing a former common officer of $15,961, were reclassified to advances payable at December 31, 2007.

During the years ended December 31, 2007 and 2006 $63,600 and $69,250 in administrative fees were paid to a company that shares a common officer.

NOTE 7 – NOTE PAYABLE TO RELATED PARTY

	December 31,
	2007	2006

Note payable, unsecured, bears interest at 10% per annum, due November 27, 2004 (Note 6)	$500,000	$500,000

	$500,000	$500,000

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 8 – DISCONTINUED OPERATIONS

On March 20, 2007, Limited was officially discontinued and wound up.  At December 31, 2007 and 2006, in connection with the wind up, the Company recorded net losses from discontinued operations of $0 and $45,830.  The net losses in 2006 were primarily due to interest on the notes payable of $40,000 and office expenses of $6,500.  As a result of the discontinuance the Company assumed all of Limited’s assets and liabilities.  Limited was inactive at the date of dissolution.

NOTE 9 – COMMON STOCK AND WARRANTS

During the years ended December 31, 2007 and 2006, no common stock or warrants were issued.

NOTE 10 – ROYALTY AGREEMENT

On November 1, 2004 the Company agreed, pursuant to a termination and transfer agreement, to discontinue, marketing, distributing and installing global wireless tracking and telematics equipment in Europe, which was carried on through its wholly-owned subsidiary, GlobeTrac Limited, in exchange for certain assets and liabilities and a six percent royalty to be paid to GlobeTrac Inc. on gross sales of all existing and qualified potential customers that the Company had in Europe.

NOTE 11 – INCOME TAXES

 As of December 31, 2007 and 2006, deferred tax assets consist of the following:

	2007	2006

Federal loss carryforwards	$679,924	$628,272
State loss carryforwards	77,509	64,292
Foreign loss carryforwards	-	421,148

Less: Valuation allowance	(757,433)	(1,113,712)

	$-	$-

At December 31, 2007 and 2006, the Company had a net operating loss carryforward (“NOL”) of approximately      $2.1 million and $4.0 million for federal, state and foreign tax purposes.

At December 31, 2007 and 2006 the Company had deferred tax assets of approximately $760,000 and $1.1 million that primarily relates to net operating losses.  A 100% valuation allowance has been established, as management believes it is more likely than not that the deferred tax assets will not be realized.

The federal and state NOL’s expire through December 31, 2027 and December 31, 2017, respectively.

The Company’s valuation allowance (decreased) increased during 2007 and 2006 by $(356,279) and $47,383.

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

Item 8A.  Controls and Procedures.

Disclosure on controls and procedures

John daCosta, GlobeTrac’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" as such term is defined under Exchange Act Rule 15(d) - 15(e) as of the end of the period covered by this report.  The evaluation was undertaken in consultation with GlobeTrac’s accounting personnel.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the evaluation date, GlobeTrac’s disclosure controls and procedures were effective to ensure that information required to be disclosed by GlobeTrac in the reports that GlobeTrac files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report on internal control over financial reporting

John daCosta, GlobeTrac’s Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of GlobeTrac’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of GlobeTrac’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that GlobeTrac’s receipts and expenditures are being made only in accordance with authorizations of GlobeTrac’s management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of GlobeTrac’s assets that could have a material effect on the financial statements.

John daCosta, GlobeTrac’s Chief Executive Officer and Chief Financial Officer assessed GlobeTrac’s internal control over financial reporting as of the end of GlobeTrac’s fiscal year. John daCosta, GlobeTrac’s Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  John daCosta, GlobeTrac’s Chief Executive Officer and Chief Financial Officer’s assessment included the evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and GlobeTrac’s overall control environment.

Based on GlobeTrac’s assessment, John daCosta, GlobeTrac’s Chief Executive Officer and Chief Financial Officer has concluded that GlobeTrac’s internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

GlobeTrac has made no changes in the internal control over financial reporting during the fourth quarter of the 2007 fiscal year that have materially affected, or are reasonably likely to materially affect, GlobeTrac’s internal control over financial reporting.

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

GlobeTrac’s and its subsidiaries’ management teams are listed below.

Management Teams

Companies
Officer’s Name	GlobeTrac Inc.	Global Axxess (1)

David Patriquin	Director	n/a

John daCosta	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Corporate Secretary	Director

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

David Patriquin ●  Mr. Patriquin (65) has been a director of GlobeTrac since November 2002.  Mr. Patriquin is a businessman who operates several private businesses, including a private mortgage business, a restaurant and lounge for the past 24 years and a real estate investment company for the past 29 years.

John daCosta ●  Mr. daCosta (43) has been the CFO and Corporate Secretary of GlobeTrac since May 2002 and the CEO and President of GlobeTrac since February 2006.  Mr. daCosta has been a director of Global Axxess since August 2002.  In the past five years, Mr. daCosta has worked with numerous public and private companies in providing accounting and management services.

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

(e)           Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and GlobeTrac is not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following. Gregory Pek and Jim Pratt failed to file Form 5's (Annual Statement of Beneficial Ownership). The other affiliates, in lieu of filing a Form 5, provided GlobeTrac with a written representation that a Form 5 was not required.

(f)           Nomination Procedure for Directors

GlobeTrac does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  GlobeTrac has not adopted a policy that permits shareholders to recommend nominees for election as directors or a process for shareholders to send communications to the board of directors.  However, pursuant to Section 3 of Article III of GlobeTrac’s By-laws, shareholders are able to provide GlobeTrac with information for nominees for directors subject to the conditions provided in Section 3 of Article III of GlobeTrac’s By-laws.

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

As of December 31, 2007, GlobeTrac did not have a written audit committee charter or similar document.

(i)    Code of Ethics

GlobeTrac has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  A copy of GlobeTrac’s adopted code of ethics is attached to this annual report.  See Exhibit 14 – Code of Ethics for more information.  GlobeTrac undertakes to provide any person with a copy of its code of ethics free of charge.  Please contact John daCosta at 604-648-0526 to request a copy of GlobeTrac’s code of ethics.  Management believes GlobeTrac’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10.  Executive Compensation.

GlobeTrac has paid $63,600 in compensation to its named executive officers during its 2007 fiscal year.

SUMMARY COMPENSATION TABLE

Non-qualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive	Compensation	All other
principal position	Year	Salary	Bonus	Awards	Awards	Plan	Earnings	compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

John daCosta CEO (1) Feb 2006 - present CFO May 2002–Present	2005 2006 2007	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	16,050 (2) 69,250 (2) 63,600 (2)	16,050 69,250 63,600

Jim Pratt CEO Sept ‘02 –Feb ‘06	2005 2006 2007	nil (3) nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a

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
[2] Based on 22,190,000 shares of Common Stock issued and outstanding as of March 26, 2008.

(b)    Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]

Common Stock	David Patriquin 3438 Shuswap Road Kamloops, BC V2H 1T2	1,015,000 [2]	4.6%

Common Stock	John daCosta 600 - 1100 Melville Street Vancouver, BC V6E 4A6	0	0%

Common Stock	Directors and Executive Officers (as a group)	1,015,000	4.6%

[1] Based on 22,190,000 shares of Common Stock issued and outstanding as of March 26, 2008.
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

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

(a)    Transactions with Related Persons

Since the beginning of GlobeTrac’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which GlobeTrac was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of GlobeTrac’s total assets at year-end for the last three completed fiscal years, except for the following:

-	DaCosta Management Corp. a company controlled by the sole officer of GlobeTrac billed $63,600 in professional fees. At December 31, 2007, GlobeTrac owed DaCosta Management Corp. $156,796.
-	$50,000 in interest was accrued during the year on the $500,000 note payable to David Patriquin. All of this interest remained payable to David Patriquin at December 31, 2007.

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

(c)    Director independence

GlobeTrac’s sole director currently is David Patriquin.  Pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, GlobeTrac’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of GlobeTrac or its subsidiaries or any other individual having a relationship which, in the opinion of GlobeTrac’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from GlobeTrac in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of GlobeTrac’s stock will not preclude a director from being independent.

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
Filed

3.4	Notification of Dissolution for Globetrac Limited dated March 14, 2007 filed as an exhibit to GlobeTrac’s Form 10-KSB filed on April 16, 2007, and incorporated herein by reference.	Filed

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

2007 - $31,929 – Mendoza Berger & Company, L.L.P.
2006 - $32,126 – Mendoza Berger & Company, L.L.P.

 (2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of GlobeTrac’s consolidated financial statements and are not reported in the preceding paragraph:

2007 - $750 – Mendoza Berger & Company, L.L.P.
2006 - $0 – Mendoza Berger & Company, L.L.P.

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - $2,923 – Mendoza Berger & Company, L.L.P.
2006 - $2,300 – Mendoza Berger & Company, L.L.P.

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 - $0 – Mendoza Berger & Company, L.L.P.
2006 - $0 – Mendoza Berger & Company, L.L.P.

(5)   The percentage of hours expended on the principal accountant’s engagement to audit GlobeTrac’s consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, GlobeTrac Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

GLOBETRAC INC.

Dated: March 31, 2008	By:	/s/ John daCosta
John daCosta CEO, President, and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of GlobeTrac Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ John daCosta	President, Chief Executive Officer,	March 31, 2008
John daCosta	Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Corporate Secretary and Treasurer

/s/ David Patriquin	Member of the Board of Directors	March 31, 2008
David Patriquin