Form 10-Q
period 2008-03-31
GLOBETRAC INC
filed 2008-05-15
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______.

Commission file number 000-33309

GLOBETRAC INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0953557 (I.R.S. Employer Identification No.)
1100 Melville Street, Suite 610, Vancouver, British Columbia, V6E 4A6 (Address of principal executive offices)
1-800-648-4287 (Issuer’s telephone number)
____________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes [ X ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 15, 2008
Common Stock - $0.001 par value	22,190,000

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.
GLOBETRAC INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	Unaudited

ASSETS

Current assets

Cash	$57,062	$16,922
Accounts receivable
Net of allowance for doubtful accounts of $7,327 and $7,327	15,882	41,955
Prepaids	4,319	5,034

Total current assets	$77,263	$63,911

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$95,153	$91,442
Accrued professional fees	60,106	64,885
Convertible notes payable, including accrued interest	2,049,763	2,015,576
Advances payable	32,360	32,346
Due to related parties	414,406	414,406
Note payable to related party, including accrued interest	767,226	754,795

Total current liabilities	3,419,014	3,373,450

Commitments and contingencies

Stockholders deficit
Preferred stock $0.001 par value, 5,000,000 authorized, none issued and outstanding at March 31, 2008 and December 31, 2007
Common stock $0.001 par value, 200,000,000 common shares authorized,
22,190,000 issued and outstanding at March 31, 2008 and December 31, 2007	22,190	22,190
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(4,543,082)	(4,511,922)
Accumulated other comprehensive income	12,056	13,108

Total stockholders' deficit	(3,341,751)	(3,309,539)

Total liabilities and stockholders' deficit	$77,263	$63,911

The accompanying notes are an integral part of these consolidated financial statements

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

Royalty income	$34,196	$21,292

Operating expenses:
General and administrative	18,738	24,781

Operating (loss) income	15,458	(3,489)

Interest expense	(46,618)	(46,233)

Net loss before franchise tax	(31,160)	(49,722)

Franchise tax	-	(6,164)

Net loss	$(31,160)	$(55,886)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	22,190,000	22,190,000

The accompanying notes are an integral part of these consolidated financial statements

GLOBETRAC INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

					Accumulated
	Common Stock Issued		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2007	22,190,000	22,190	1,167,085	(4,310,003)	19,123	(3,101,605)

Net loss for the three month
ended March 31, 2007	-	-	-	(55,886)	-	(55,886)

Foreign currency exchange loss	-	-	-	-	(3,295)	(3,295)

Comprehensive loss	-	-	-	-	-	(59,181)

Balance at March 31, 2007	22,190,000	22,190	1,167,085	(4,365,889)	15,828	(3,160,786)

Net loss for the nine months ended
December 31, 2007	-	-	-	(146,033)	-	(146,033)

Foreign currency exchange loss	-	-	-	-	(2,720)	(2,720)

Comprehensive loss	-	-	-	-	-	(148,753)

Balance at December 31, 2007	22,190,000	22,190	1,167,085	(4,511,922)	13,108	(3,309,539)

Net loss for the three months ended
March 31, 2008	-	-	-	(31,160)	-	(31,160)

Foreign currency exchange loss	-	-	-	-	(1,052)	(1,052)

Comprehensive loss	-	-	-	-	-	(32,212)

Balance at March 31, 2008	22,190,000	$22,190	$1,167,085	$(4,543,082)	$12,056	$(3,341,751)

The accompanying notes are an integral part of these consolidated financial statements

GLOBETRAC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

Cash flows from operating activities:

Net loss	$(31,160)	$(55,886)

Changes in operating assets and liabilities:
Accounts receivable	26,073	8,913
Prepaids	715	-
Accounts payable	3,711	(18,554)
Accrued professional fees	(4,779)	1,878
Accrued interest payable on convertible notes	34,187	31,255
Advances payable	14	-
Due to related parties	-	(186)
Accured interest on note payable to related party	12,431	12,328

Net cash provided (used in) by operating activities	41,192	(20,252)

Effect of foreign currency exchange	(1,052)	(3,295)

Net increase (decrease) in cash	40,140	(23,547)

Cash, beginning of period	16,922	44,175

Cash, end of period	$57,062	$20,628

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$6,164
Interest	$-	$2,650

Non-cash changes items:
Advance receivable offset against accounts payable	$-	$5,000

The accompanying notes are an integral part of these consolidated financial statements

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Nature of Operations

GlobeTrac Inc. (GlobeTrac or the Company) was incorporated in the state of Delaware on March 2, 2000 as 411 Place.com Inc.  On February 28, 2001, the Company changed its name to Artescope, Inc. and on July 29, 2002 changed its name to GlobeTrac Inc.  The Company’s principal executive offices are headquartered in Canada.  On August 27, 2002 the Company acquired 100% of the shares of Global Axxess Corporation Limited (“Global Axxess”), a company incorporated in Ireland.  Global Axxess owned 100% of the issued and outstanding shares of Globetrac Limited (“Limited”), a company incorporated in the United Kingdom, until March 20, 2007 when Limited was officially dissolved and all of Limited’s assets and liabilities were assumed by GlobeTrac. As a result of terminating its operations in Europe, the Company is seeking new business opportunities.

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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to  consolidated financial statements included in the Annual report on Form 10-KSB of GlobeTrac for the year ended December 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited  consolidated financial statements and the related notes should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2007 included in the Company’s report on Form 10-KSB.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 was effective for the Company on January 1, 2008.  The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements.

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.   SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements as the Company did not elect the fair value option for any of its financial assets or liabilities.

In June 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-3 (EITF 07-3), Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.  EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. We adopted EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 did not have a material impact on our consolidated financial statements.

In February 2008 the FASB staff issued Staff Position No. 157-2 (FSP FAS 157-2) effective date of FASB Statement No.157.  FSP FAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The provisions of FSP FAS 157-2 will be effective for the Company on January 1, 2009.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for the Company on January 1, 2009.  The Company is currently evaluating the impact adoption of SFAS 161 may have on its financial statement disclosures.

NOTE 3 – GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged their rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  The Company has accumulated a deficit of $4,543,082 since inception and additional financing will be required by the Company to fund and support its operations.  Management plans to mitigate its losses in future years by controlling its operating expenses and seeking out new business opportunities.   However, there is no assurance that the Company will be able to obtain additional financing, control their operating expenses or be successful in locating or acquiring a viable business.  The consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND RELATED CONVERTIBLE ACCRUED INTEREST DUE ON DEMAND

	March 31, 2008	December 31, 2007
Notes payable due on demand, unsecured, bearing interest at 8% per annum, convertible into common shares of the Company at $0.50 per share at the
option of the Company	$673,809	$673,809

Notes payable due on demand, unsecured, bearing interest at 10% per annum, convertible into common shares of the Company at the option of the Company or
the lender at market price less 20%, with a minimum conversion price of $0.15 per share	835,940	835,940

Convertible accrued interest	540,014	505,827

Total convertible notes payable and related convertible accrued interest (Note 8)	$2,049,763	$2,015,576

NOTE 5 – ADVANCES PAYABLE

At March 31, 2008 and December 31, 2007, the Company had advances payable of $32,360 and $32,346 respectively, to outside third parties.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment.  (Note 8)

NOTE 6 – DUE TO RELATED PARTIES

	March 31, 2008	December 31, 2007
Due to companies sharing a common officer (a)	$161,550	$161,550
Advance payable to a director	13,766	13,766
Accrued management fees due to a director	239,090	239,090

Due to related parties (Note 8)	$414,406	$414,406

The above amounts due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

(a)  During the three months ended March 31, 2008 and 2007 the Company paid $15,750 and $15,900 respectively, in administrative fees to a company sharing a common officer.

GLOBETRAC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 7 – NOTE PAYABLE TO RELATED PARTY

	March 31, 2007	December 31, 2006
Note payable, unsecured, bears interest at 10% per annum, note was due on November 27, 2004	$500,000	$500,000
Accrued interest	267,226	254,795

(Note 8)	$767,226	$754,795

NOTE 8 – SUBSEQUENT EVENT

Subsequent to March 31, 2008, negotiations are taking place for the potential conversion of $923,089 in convertible notes payable, $16,385 in advances payable, $252,856 due to related parties and the $500,000 note payable to a related party into 67,693,200 shares of the Company’s common stock at $0.025 per share.  The Company is also negotiating the forgiveness of $586,660 in convertible notes payable $540,014 in accrued interest on the convertible notes payable, $156,796 due to related parties and $267,226 in interest on the note payable to a related party. The Company has received written offers from these creditors, which offers are under consideration by its Board. (Notes 4, 5, 6 and 7)

Item 2.    Management’s Discussion and Analysis or Plan of Operation

Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements.  These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

In connection with the “safe harbor” provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part I, Item 1, “Risk Factors” included in our Form 10-KSB for the fiscal year ended December 31, 2007). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

GlobeTrac Inc. (GlobeTrac) and its subsidiary Global Axxess Corporation Limited (Global Axxess) mean “we”, “us” or “our” and will be referred to as such throughout the balance of this document.

Our Objectives and Areas of Focus

At March 31, 2008, our only source of income is a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of Webtech. A customer is a list of customers that was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for eleven years, beginning November 1, 2004 and ending October 31, 2015.

We have received letters from certain debt holders who have agreed to convert approximately $1,692,330 debt into shares and to forgive $1,550,696 in debt and interest.  We have not yet agreed to or otherwise have accepted the terms of these letters.

Due to limited operations, we are presently seeking new business opportunities.

Challenges and Risks

We have accumulated a deficit of approximately $4.5 million to date and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through the receipt of the royalty payments from Webtech and locating a viable business.

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

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on the consolidated results of operations or financial position for any period presented. On the March 31, 2007 balance sheet, accounts payable and accrued liabilities were reported on one line.  On the March 31, 2008 balance sheet, we reported the March 31, 2007 accounts payable and accrued professional fees on separate lines.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 was effective for us on January 1, 2008.  The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.   SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements as we did not elect the fair value option for any of our financial assets or liabilities.

In June 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-3 (EITF 07-3), Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.  EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. We adopted EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 did not have a material impact on our consolidated financial statements.

In February 2008 the FASB staff issued Staff Position No. 157-2 (FSP FAS 157-2) effective date of FASB Statement No.157.  FSP FAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The provisions of FSP FAS 157-2 will be effective for us on January 1, 2009.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for us on January 1, 2009.  We are currently evaluating the impact that adoption of SFAS 161 may have on our financial statement disclosures.

Financial Condition

During the three months ended March 31, 2008, we had a net loss of $31,160.  As of March 31, 2008, we had a cash balance of $57,062, accounts receivable of $15,882, and prepaids of $4,319.  When these current assets are offset against our current obligations of $95,153 in accounts payable, $60,106 in accrued professional fees, $2,049,763 in convertible notes payable (including accrued interest), $32,360 in advances payable, $414,406 in amounts due to related parties and a $767,226 (including accrued interest) note payable to a related party, we are left with a working capital deficit of $3,341,751.

The majority of our debt holders have agreed in writing to convert their debt into shares of our common stock or to debt forgiveness.  At the date of filing this report we have not accepted the terms of these debt forgiveness and debt settlement letter agreements.  If we accept the terms of these letter agreements the following will occur:  $923,089 in convertible notes payable, $16,385 in advances payable, $252,856 due to related parties and the $500,000 note payable to a related party will be converted into 67,693,200 shares of our common stock at $0.025 per share; $586,660 in convertible notes payable $540,014 in accrued interest on the convertible notes payable, $156,796 due to related parties and $267,226 in interest on the note payable to a related party will be forgiven.

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

Over the next twelve months we plan to seek out a viable new business opportunity.  If we enter into a new business opportunity, will need to raise additional working capital and we may be required to hire additional employees, independent contractors as well as purchase or lease additional equipment.  We plan to raise this additional working capital through the private placement of shares, private advances and loans.

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

Related-Party Transactions

Included in the $414,406 that is due to related parties at March 31, 2008 is $400,641 in unpaid professional, consulting and management fees and a $13,765 advance payable.  None of the amounts due to related parties bear interest, have any fixed terms of repayment or are secured.   If we accept the terms of the debt forgiveness and debt settlement letter agreements, $239,090 in management fees and the $13,765 advance payable will be converted into shares of our common stock at $0.025 per share and $156,796 in consulting fees will be forgiven.

The $500,000 note payable to a related party bear’s interest at 10% is unsecured and was payable November 27, 2004.  At March 31, 2008, $267,226 in interest was accrued on this note.  If we accept the terms of the debt forgiveness and debt settlement letter agreement from this related party, the $500,000 note payable will be converted into shares of our common stock at $0.025 per share and the accrued interest on the note will be forgiven.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Overall Results of Operations

For the three months ended March 31, 2008, we had a net loss of $31,160, which was a decrease of $24,726 in net loss from our net loss of $55,886, for the three months ended March 31, 2007.  The decrease  in net loss for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007 was primarily the due to an increase in royalty revenue.  Our royalty revenue increased due to WebTech securing some large contracts. We expect that our revenue to remain the same if WebTech continues to obtain revenue from these contracts.

If we accept the terms of the debt forgiveness and debt settlement letter agreements and if we are not successful in acquiring a viable business, over the next year we expect our net loss to be approximately $50,000.

Revenues

Our revenue increased by $12,904 or 61% from $21,292 for the three months ended March 30, 2007 to $34,196 for the three months ended March 31, 2008.

 All of the revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. The increase in our revenue was due to WebTech securing some large contracts during the period.  We do not expect revenue to increase unless we locate a new revenue generating business opportunity.

Operating Expenses

Our operating expenses decreased by $6,043 or 24% from $24,781 for three months ended March 31, 2007 to $18,738 for the three months ended March 31, 2008.  This decrease was primarily caused by a decrease in professional fees and the results of our efforts to reduce our operating costs.

We expect our operating costs to be approximately $110,000 over the next year, unless we locate a new viable business.

Interest Expense

Our interest expense increased by $385 or 1% from $46,233 for the three months ended March 31, 2007 to $46,618 for the three months ended March 31, 2008.

If we accept the terms of the debt forgiveness and debt settlement letter agreements from our creditors, absent the incurring of new debt, we expect our interest expense for the next year will be $0.

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

Liquidity and Capital Resources

As of March 31, 2008, we had a cash balance of $57,062 and cash flow from operations of $41,192 for the three months then ended. During the three months ended March 31, 2008, we primarily funded our operations with the royalty revenue we received from WebTech.

The notes to our unaudited consolidated financial statements as of March 31, 2008, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have accumulated a deficit of $4,543,082. As of March 31, 2008, we had $3,419,014 in current liabilities, when these liabilities are offset against our current assets of $77,263 we are left with a working capital deficit of $3,341,751 and as such we cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs. We have, however, successfully generated sufficient working capital and liquidity through royalty revenues and advances of cash until the date of this filing and if we agree to the terms of the debt forgiveness and debt settlement letter agreements our working capital deficit will decrease.

Below is a discussion of our sources and uses of funds for the three months ended March 31, 2008.

Net Cash Used In Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2008 was $41,192. This cash was primarily provided by a collection of $26,073 in accounts receivable, utilization of $715 in prepaid expenses, increases of $3,711 in accounts payable, $34,187 in accrued interest on notes payable, $14 in advances payable and $12,431 in accrued interest on the note payable to a related party. These amounts were offset by a payment of $4,779 in accrued professional fees.

Net Cash Provided By Financing Activities

We did not have any financing activities during the three months ended March 31, 2008.

Net Cash Used In Investing Activities

We did not have any investing activities during the three months ended March 31, 2008.

Contingencies and Commitments

We had no contingencies or long-term commitments at March 31, 2008.

Contractual Obligations

The following table provides a summary of our debt obligation as of March 31, 2008. Our convertible notes payable have not been included below because these notes are repayable on demand and we do not know when or if payment will be demanded.  If we accept the terms of the debt forgiveness and debt settlement letter agreements we will not have any contractual obligations.

Contractual Payment Due by Period

2008
Note Payable to Related Party, including accrued interest	$767,226

Internal and External Sources of Liquidity

We have funded our operations principally from royalty revenue and advances from related and other parties.

Inflation

We do not believe that inflation will have a material impact on our future operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

GlobeTrac is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including John daCosta, GlobeTrac’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Mr. daCosta has evaluated the effectiveness of the design and operation of GlobeTrac’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr. daCosta has concluded that, as of the Evaluation Date, GlobeTrac’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports GlobeTrac files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in GlobeTrac’s internal controls or, to GlobeTrac’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the Evaluation Date.

Management’s Report on Internal Controls over Financial Reporting

GlobeTrac is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

GlobeTrac is not a party to any pending legal proceedings and, to the best of GlobeTrac’s knowledge, none of GlobeTrac’s property or assets are the subject of any pending legal proceedings.

Item 1A.         Risk Factors.

GlobeTrac is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 5.    Other Information.

During the quarter of the fiscal year covered by this report, GlobeTrac reported all information that was required to be disclosed in a report on Form 8-K.

Item 6.    Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly filing or incorporated by reference to GlobeTrac’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-33309 and SEC File Number 333-66590.

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

GLOBETRAC INC.

Dated: May 15, 2008	By:	/s/ John daCosta
John daCosta CEO, President and CFO (Principal Executive Officer and Principal Financial Officer)