Form 10-Q
period 2008-06-30
GLOBETRAC INC
filed 2008-08-13
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2008

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
[   ] Yes [ X ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 13, 2008
Common Stock - $0.001 par value	89,883,198

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

GLOBETRAC INC.
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	consolidated
ASSETS

Current assets

Cash	$58,985	$16,922
Accounts receivable
Net of allowance for doubtful accounts of $7,327 and $7,327 at
June 30, 2008 and December 31, 2007 respectively	15,925	41,955
Prepaids	2,919	5,034

Total current assets	$77,829	$63,911

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$96,945	$91,442
Accrued professional fees	47,093	64,885
Convertible notes payable, including accrued interest	-	2,015,576
Advances payable	-	32,346
Due to related parties	-	414,406
Note payable to related party, including accrued interest	-	754,795

Total current liabilities	144,038	3,373,450

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 authorized, none issued and
outstanding at June 30, 2008 and December 31, 2007	-	-
Common stock $0.001 par value, 200,000,000 common shares authorized,
89,883,198 and 22,190,000 issued and outstanding at June 30, 2008 and
December 31, 2007 respectively	89,883	22,190
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(1,335,232)	(4,511,922)
Accumulated other comprehensive income	12,055	13,108

Total stockholders' deficit	(66,209)	(3,309,539)

Total liabilities and stockholders' deficit	$77,829	$63,911

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		consolidated		consolidated

Royalty income	$38,708	$15,046	$72,904	$36,338

Operating expenses:
General and administrative	26,921	32,137	45,659	56,918

Net income (loss) from operations	11,787	(17,091)	27,245	(20,580)

Interest expense	-	(46,746)	(46,618)	(92,979)

Net income (loss) from operations before franchise tax and forgiveness of debt	11,787	(63,837)	(19,373)	(113,559)

Franchise tax	-	(25)	-	(6,189)

Net income (loss) from operations before forgivenes of debt	11,787	(63,862)	(19,373)	(119,748)

Forgiveness of debt	3,196,063	-	3,196,063	-

Net income (loss)	$3,207,850	$(63,862)	$3,176,690	$(119,748)

Net income (loss) per share - basic and diluted	$0.14	$(0.00)	$0.14	$(0.01)

Weighted average number of shares outstanding - basic and diluted	22,933,881	22,190,000	22,561,941	22,190,000

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2007	22,190,000	$22,190	$1,167,085	$(4,310,003)	$19,123	$(3,101,605)

Net loss for the six months ended
June 30, 2007	-	-	-	(119,748)	-	(119,748)

Foreign currency exchange loss	-	-	-	-	(5,309)	(5,309)

Comprehensive loss	-	-	-	-	-	(125,057)

Balance at June 30, 2007	22,190,000	22,190	1,167,085	(4,429,751)	13,814	(3,226,662)

Net loss for the six months ended
December 31, 2007	-	-	-	(82,171)	-	(82,171)

Foreign currency exchange loss	-	-	-	-	(706)	(706)

Comprehensive loss	-	-	-	-	-	(82,877)

Balance at December 31, 2007	22,190,000	22,190	1,167,085	(4,511,922)	13,108	(3,309,539)

Shares issued for debt, advances,
and related party debt	67,693,198	67,693	-	-	-	67,693

						(3,241,846)

Net income for the six months
ended June 30, 2008	-	-	-	3,176,690	-	3,176,690

Foreign currency exchange loss	-	-	-	-	(1,053)	(1,053)

Comprehensive income	-	-	-	-	-	3,175,637

Balance at June 30, 2008	89,883,198	$89,883	$1,167,085	$(1,335,232)	$12,055	$(66,209)

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
		consolidated

Cash flows from operating activities:

Net income (loss)	$3,176,690	$(119,748)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Forgiveness of convertible notes payable	(1,472,825)	-
Forgiveness of interest on convertible notes payable	(540,014)	-
Forgiveness of advances payable	(31,705)	-
Forgiveness of debt due to related parties	(404,292)	-
Forgiveness of debt on note payable to related party	(480,000)	-
Forgiveness of interest on note payable to related party	(267,227)	-

Changes in operating assets and liabilities:
Accounts receivable	26,030	14,881
Prepaids	2,115	-
Accounts payable	5,504	(19,625)
Accrued professional fees	(17,792)	364
Accrued interest on convertible notes payable	34,187	68,185
Advances payable	14	-
Due to related parties	-	381
Accrued interest on note payable to related party	12,431	24,795

Net cash provided by (used in) operating activities	43,116	(30,767)

Effect of foreign currency exchange	(1,053)	(5,309)

Net increase (decrease) in cash	42,063	(36,076)

Cash, beginning of period	16,922	44,175

Cash, end of period	$58,985	$8,099

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$6,189
Interest	$-	$2,650

Non-cash changes in assets and liabilities:
Conversion of convertible notes payable into common shares	$(36,924)	$-
Conversion of advances payable into common shares	$(655)	$-
Conversion of debt due to related parties to common shares	$(10,114)	$-
Conversion of note payable to related party to common shares	$(20,000)	$-
Issuance of common shares for debt	$67,693	$-
Advance receivable offset against accounts payable	$-	$5,000

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Nature of Operations

GlobeTrac Inc. (GlobeTrac or the Company) was incorporated in the state of Delaware on March 2, 2000 as 411 Place.com Inc.  On February 28, 2001, the Company changed its name to Artescope, Inc. and on July 29, 2002 changed its name to GlobeTrac Inc.  The Company’s principal executive offices are headquartered in Canada.  On August 27, 2002 the Company acquired 100% of the shares of Global Axxess Corporation Limited (Global Axxess), a company incorporated in Ireland.  On June 12, 2008 the Company sold its shares of Global Axxess, its only subsidiary.  Global Axxess owned 100% of the issued and outstanding shares of Globetrac Limited (Limited), a company incorporated in the United Kingdom, until March 20, 2007 when Limited was officially dissolved and all of Limited’s assets and liabilities were assumed by GlobeTrac. As a result of terminating its operations in Europe, the Company is seeking new business opportunities.

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

Basis of Presentation

The unaudited financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to  consolidated financial statements included in the Annual report on Form 10-KSB of GlobeTrac for the year ended December 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited   financial statements and the related notes should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2007 included in the Company’s report on Form 10-KSB.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 was effective for the Company on January 1, 2008.  The adoption of SFAS 157 did not have a significant impact on our financial statements.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.   SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements as the Company did not elect the fair value option for any of its financial assets or liabilities.

In June 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-3 (EITF 07-3), Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.  EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. We adopted EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 did not have a material impact on our financial statements.

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

 In May, 2008, FASB issued SFAS No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements disclosures.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 3 – GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged their rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  The Company has accumulated a deficit of $1,335,232 since inception and additional financing will be required by the Company to fund and support its operations. Management plans to mitigate its losses in future years by controlling its operating expenses and seeking out new business opportunities.   However, there is no assurance that the Company will be able to obtain additional financing, control their operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND RELATED CONVERTIBLE ACCRUED INTEREST DUE ON DEMAND

	June 30, 2008	December 31, 2007
Notes payable due on demand, unsecured, bearing interest at 8% per annum, convertible into common shares of the Company at $0.50 per share at the
option of the Company (a)	$-	$673,809

Notes payable due on demand, unsecured, bearing interest at 10% per annum, convertible into common shares of the Company at the option of the Company or the lender at market price less 20%, with a minimum conversion price
of $0.15 per share (b)	-	835,940

Convertible accrued interest (c)	-	505,827

Total convertible notes payable and related convertible accrued interest	$-	$2,015,576

(a)  On June 23, 2008, the holders of convertible notes payable totaling $667,323 agreed to forgive the debt and on June 30, 2008, $6,486 in convertible notes payable were  converted into 6,485,970 shares of the Company’s common stock  (Note 8).

(b)   On June 23, 2008, the holders of convertible notes payable in the amount of $805,502 agreed to forgive the notes and on June 30, 2008, convertible notes payable totaling $30,437 were converted into 30,437,600 shares of the Company’s common stock  (Note 8).

(c)  On June 23, 2008, $540,014 in interest accrued on convertible notes payable was forgiven.

NOTE 5 – ADVANCES PAYABLE

At June 30, 2008 and December 31, 2007, the Company had advances payable of $0 and $32,346 respectively, to outside third parties.  On June 23, 2008 $31,705 in advances payable were forgiven and on June 30, 2008, $655 in advances payable were converted into 655,400 shares of the Company’s common stock  (Note 8).

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 6 – DUE TO RELATED PARTIES

	June 30, 2008	December 31, 2007
Due to companies sharing a common officer (a)	$-	$161,550
Advance payable to a director (b)	-	13,766
Accrued management fees due to a director (c)	-	239,090

Due to related parties	$-	$414,406

(a)  On June 23, 2008, $161,551 in debt was forgiven by these related companies.  During the six months ended June 30, 2008 and 2007 the Company paid $31,500 and $31,800 respectively, in administrative fees to a company sharing a common officer.

(b)  On June 23, 2008, $13,215 in debt was forgiven by a director  of the Company and on June 30, 2008 the $551 in  advances payable to a director was converted into 550,626 shares of the Company’s common stock.  (Note 8)

(c)  On June 23, 2008, $229,527 in accrued management fees were forgiven by a director of the Company and on June 30, 2008, $9,564 in accrued management fees due to a director were converted into 9,563,602 shares of the Company’s common stock  (Note 8).

 NOTE 7 – NOTE PAYABLE TO RELATED PARTY

	June 30, 2007	December 31, 2006
Note payable, unsecured, bears interest at 10% per annum,
note was due on November 27, 2004 (a)	$-	$500,000
Accrued interest (b)	-	254,795

Note payable to related party including accrued interest	$-	$754,795

(a)  On June 23, 2008 $480,000 of the note payable to a related party was forgiven and on June 30, 2008, $20,000 of the note payable was converted into 20,000,000 shares of the Company’s common stock  (Note 8).

(b)  On June 23, 2008, $267,227 in accrued interest was forgiven.

NOTE 8 – COMMON STOCK

On June 30, 2008, 67,693,198 shares of the Company’s common stock were issued at $0.001 per share in settlement of $67,693 in debt  (Notes 4, 5, 6 and 7).

NOTE 9 – SALE OF SUBSIDIARY

On June 12, 2008 the Company sold all of its shares in Global Axxess for $2 to an unrelated party.  The sale of Global Axxess did not have any effect on the Companies operations because Global Axxess was inactive.

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

General

This discussion and analysis should be read in conjunction with our interim unaudited financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

On June 12, 2008 we sold all of the shares of our subsidiary, Global Axxess Corporation Limited to an unrelated party.

In this discussion “we”, “us” or “our” means GlobeTrac Inc. (GlobeTrac) and will be referred to as such throughout the balance of this document.

Our Objectives and Areas of Focus

At June 30, 2008, our only source of income is a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of Webtech. A customer is a list of customers that was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for eleven years, beginning November 1, 2004 and ending October 31, 2015.

On June 23, 2008 certain debt holders forgave $3,196,063 in debt.  On June 30, 2008 certain debt holders who agreed to convert $67,693 in debt into common shares of the Company’s common stock.

Due to limited operations, we are presently seeking new business opportunities.

Challenges and Risks

We have accumulated a deficit of approximately $1.3 million to date and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through the receipt of the royalty payments from Webtech and locating a viable business.

There is no assurance that we will be able to obtain additional financing, be successful in seeking new business opportunities, receive any royalties from WebTech or that we will be able to reduce operating expenses. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on the results of operations or financial position for any period presented. On the June 30, 2007 balance sheet, accounts payable and accrued liabilities were reported on one line.  On the June 30, 2008 balance sheet, we reported the June 30, 2007 accounts payable and accrued professional fees on separate lines.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 was effective for us on January 1, 2008.  The adoption of SFAS 157 did not have a significant impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.   SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our financial statements as we did not elect the fair value option for any of our financial assets or liabilities.

In June 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-3 (EITF 07-3), Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.  EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. We adopted EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 did not have a material impact on our financial statements.

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

 In May, 2008, FASB issued SFAS No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently reviewing the effect, if any; the proposed guidance will have on our financial statements disclosures.

Financial Condition

During the six months ended June 30, 2008, we had net income of $3,176,690, primarily due to forgiveness of debt of $3,196,063.  As of June 30, 2008, we had a cash balance of $58,985, accounts receivable of $15,925, and prepaids of $2,919.  When these current assets are offset against our current obligations of $96,945 in accounts payable and $47,093 in accrued professional fees, we are left with a working capital deficit of $66,209.

During the six months ended June 30, 2008 we reduced our debt by approximately $3.3 million by accepting the terms of letter agreements received from our creditors on June 23, 2008.

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

Related-Party Transactions

During the six months ended June 30, 2008 we paid $31,500 in administrative fees to a company controlled by our president.

During June 2008 a total of $404,292 that was due to related parties was forgiven and a total of $10,114 that was due to related parties was converted into 10,114,228 shares of our common stock.

During June 2008, $20,000 of the $500,000 note payable to a related party was converted into 20,000,000 shares of our common stock, the remaining $480,000 was forgiven and $267,226 of accrued interest on this note payable was forgiven.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Overall Results of Operations

During the three months ended June 30, 2008, we had a net income of $3,207,850, which was an increase of $3,271,712 over our net loss of $63,862, for the three months ended June 30, 2007.

During the six months ended June 30, 2008, we had a net income of $3,176,690, which was an increase of $3,296,438 over our net loss of $119,748, for the six months ended June 30, 2007.

The increase  in net income for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007 was primarily the due to the forgiveness of debt by our creditors.  Our royalty revenue also increased due to WebTech securing some large contracts and interest expense decreased due to our note payable and convertible debt being forgiven or converted into shares of our common stock.

If we are not successful in acquiring a viable business, over the next year we expect our net income to be approximately $50,000.

Revenues

Our revenue increased by $23,662 or 157% from $15,046 for the three months ended June 30, 2007 to $38,708 during the three months ended June 30, 2008.

Our revenue increased by $36,566 or 101% from $36,338 for the six months ended June 30, 2007 to $72,904 for the six months ended June 30, 2008.

All of the revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. The increase in our revenue was due to WebTech securing some large contracts during the period.  We expect our revenue to be approximately $160,000 over the next year.  We do not expect revenue to increase unless we locate a new revenue generating business opportunity.

Operating Expenses

Our operating expenses decreased by $5,216 or 16% from $32,137 for the three months ended June 30, 2007 to $26,921 for the three months ended June 30, 2008.  This decrease was primarily caused by a decrease in professional fees of approximately $3,000 and the results of our efforts to control our operating costs.

Our operating expenses decreased by $11,259 or 20% from $56,918 for the six months ended June 30, 2007 to $45,659 for the six months ended June 30, 2008.  This decrease was primarily caused by a decrease in professional fees of approximately $9,000 and the results of our efforts to reduce our operating costs.

We expect our operating costs to be approximately $110,000 over the next year, unless we locate a new viable business.

Interest Expense

Our interest expense decreased by $46,746 or 100% from $46,746 for the three months ended June 30, 2007 to $0 for the three months ended June 30, 2008.

Our interest expense decreased by $46,361 or 50% from $92,979 for the six months ended June 30, 2007 to $46,618 for the six months ended June 30, 2008.

With the acceptance of the terms of the debt forgiveness and debt settlement letter agreements from our creditors, we do not expect to have any interest expense during the next year.

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

Liquidity and Capital Resources

As of June 30, 2008, we had a cash balance of $58,985 and cash flow from operations of $43,116 for the six months then ended. During the six months ended June 30, 2008, we primarily funded our operations with the royalty revenue we received from WebTech.

The notes to our unaudited financial statements as of June 30, 2008, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have accumulated a deficit of $1,335,232. As of June 30, 2008, we had $144,038 in current liabilities, when these liabilities are offset against our current assets of $77,829 we are left with a working capital deficit of $66,209 and as such we cannot assure that we will succeed in locating a viable business opportunity or that we will be able to achieve a profitable level of operations sufficient to meet our ongoing cash needs. We have, however, successfully generated sufficient working capital through royalty revenues until the date of this filing.

Below is a discussion of our sources and uses of funds for the six months ended June 30, 2008.

Net Cash Used In Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2008 was $43,116. This cash was primarily provided by a collection of $26,030 in accounts receivable, utilization of $2,115 in prepaid expenses, increases of $5,503 in accounts payable, $34,187 in accrued interest on the convertible notes payable, $14 in advances payable and $12,431 in accrued interest on the note payable to a related party.  These amounts were offset by a payment of $17,792 in accrued professional fees, forgiveness of convertible notes payable of $1,472,826, forgiveness of interest on convertible notes payable of $540,014, forgiveness of advances payable of $31,705, forgiveness of debt due to related parties of $404,292 forgiveness of note payable to related party of $480,000and forgiveness of interest on note payable to related party of $267,226.

Net Cash Provided By Financing Activities

We did not have any financing activities during the six months ended June 30, 2008.

Net Cash Used In Investing Activities

We did not have any investing activities during the six months ended June 30, 2008.

Contingencies and Commitments

We had no contingencies or long-term commitments at June 30, 2008.

Contractual Obligations

Due to the forgiveness of debt and conversion of debt to common shares we have no contractual obligations at June 30, 2008.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) GlobeTrac did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) GlobeTrac did not sell any unregistered equity securities that have not previously been disclosed in a Form 8-K filed with the SEC.

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

GLOBETRAC INC.

Dated: August 13, 2008	By:	/s/ John daCosta
John daCosta CEO, President and CFO Principal Executive Officer and Principal Financial Officer)