Form 10-Q
period 2008-09-30
GLOBETRAC INC
filed 2008-11-13
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2008

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
[   ] Yes [ X ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 13, 2008
Common Stock - $0.001 par value	89,883,198

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

GLOBETRAC INC.
BALANCE SHEETS

	Septemebr 30,	December 31,
	2008	2007
	(Unaudited)	(Consolidated)

ASSETS

Current assets

Cash	$61,606	$16,922
Accounts receivable
Net of allowance for doubtful accounts of $7,327 at
September 30, 2008 and December 31, 2007	23,551	41,955
Prepaids	999	5,034

Total current assets	$86,156	$63,911

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$86,759	$91,442
Accrued expenses	48,928	64,885
Convertible notes payable, including accrued interest	-	2,015,576
Advances payable	-	32,346
Due to related parties	-	414,406
Note payable to related party, including accrued interest	-	754,795

Total current liabilities	135,687	3,373,450

Commitments and contingencies

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 authorized, none issued and outstanding at September 30, 2008 and December 31, 2007
Common stock $0.001 par value, 200,000,000 common shares authorized,
89,883,198 and 22,190,000 issued and outstanding at September 30, 2008 and
December 31, 2007, respectively	89,883	22,190
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(1,323,400)	(4,511,922)
Accumulated other comprehensive income	16,901	13,108

Total stockholders' deficit	(49,531)	(3,309,539)

Total liabilities and stockholders' deficit	$86,156	$63,911

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Consolidated)		(Consolidated)

Royalty income	$51,781	$68,933	$124,685	$105,271

Operating expenses:
General and administrative	39,949	21,945	85,608	78,863

Net income (loss) from operations	11,832	46,988	39,077	26,408

Interest expense	-	(47,260)	(46,618)	(140,239)

Net income (loss) from operations before franchise tax and forgiveness of debt	11,832	(272)	(7,541)	(113,831)

Franchise tax	-	(1,701)	-	(7,890)

Net income (loss) from operations before forgivenes of debt	11,832	(1,973)	(7,541)	(121,721)

Forgiveness of debt	-	-	3,196,063	-

Net income (loss)	$11,832	$(1,973)	$3,188,522	$(121,721)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)	$0.07	$(0.01)

Weighted average number of shares outstanding - basic and diluted	89,883,198	22,190,000	45,166,158	22,190,000

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
 STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2007	22,190,000	$22,190	$1,167,085	$(4,310,003)	$19,123	$(3,101,605)

Net loss for the nine months
ended September 30, 2007	-	-	-	(121,721)	-	(121,721)

Foreign currency exchange loss	-	-	-	-	(7,559)	(7,559)

Comprehensive loss	-	-	-	-	-	(129,280)

Balance at September 30, 2007	22,190,000	22,190	1,167,085	(4,431,724)	11,564	(3,230,885)

Net loss for the three months
ended December 31, 2007	-	-	-	(80,198)	-	(80,198)

Foreign currency exchange gain	-	-	-	-	1,544	1,544

Comprehensive loss	-	-	-	-	-	(78,654)

Balance at December 31, 2007	22,190,000	22,190	1,167,085	(4,511,922)	13,108	(3,309,539)

Shares issued for debt	67,693,198	67,693	-	-	-	67,693

						(3,241,846)

Net income for the nine months
ended September 30, 2008	-	-	-	3,188,522	-	3,188,522

Foreign currency exchange gain	-	-	-	-	3,793	3,793

Comprehensive income	-	-	-	-	-	3,192,315

Balance at September 30, 2008	89,883,198	$89,883	$1,167,085	$(1,323,400)	$16,901	$(49,531)

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
		(Consolidated)
Cash flows from operating activities:

Net income (loss)	$3,188,522	$(121,721)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Forgiveness of convertible notes payable	(1,472,825)	-
Forgiveness of interest on convertible notes payable	(540,014)	-
Forgiveness of advances payable	(31,705)	-
Forgiveness of debt due to related parties	(404,292)	-
Forgiveness of debt on note payable to related party	(480,000)	-
Forgiveness of interest on note payable to related party	(267,227)	-

Changes in operating assets and liabilities:
Accounts receivable	18,404	(32,857)
Prepaids	4,035	(5,307)
Accounts payable	(4,682)	(22,422)
Accrued expenses	(15,957)	514
Accrued interest on convertible notes payable	34,187	102,842
Advances payable	14	-
Due to related parties	-	5,947
Accrued interest on note payable to related party	12,431	37,398

Net cash provided by (used in) operating activities	40,891	(35,606)

Effect of foreign currency exchange	3,793	(7,559)

Net increase (decrease) in cash	44,684	(43,165)

Cash, beginning of period	16,922	44,175

Cash, end of period	$61,606	$1,010

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$6,189
Interest	$-	$2,650

Non-cash changes in assets and liabilities:
Conversion of convertible notes payable into common shares	$(36,924)	$-
Conversion of advances payable into common shares	$(655)	$-
Conversion of debt due to related parties to common shares	$(10,114)	$-
Conversion of note payable to related party to common shares	$(20,000)	$-
Issuance of common shares for debt	$67,693	$-
Advance receivable offset against accounts payable	$-	$5,000

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

In these notes, the terms “Company”, “we”, “us” or “our” mean GlobeTrac Inc. whose operations are included in these unaudited financial statements.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-KSB of GlobeTrac Inc. for the year ended December 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007 included in the Company’s report on Form 10-KSB.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (SFAS 141) or SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141(R)).

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets and financial liabilities, had no impact on the Company’s financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.   SFAS 159 permits measurement of certain financial assets and financial liabilities at fair value.  If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date.  Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety.  The fair value option election is irrevocable, unless a new election date occurs.  SFAS 159 was effective for the Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements as the Company did not elect the fair value option for any of its financial assets or liabilities.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In June 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  EITF 07-03 was effective for the Company on January 1, 2008.  The pronouncement did not have a material effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for the Company on January 1, 2009.  Early adoption of this provision is prohibited. The Company is currently evaluating the impact adoption of SFAS 161 may have on its financial statement disclosures.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statement disclosures.

In May, 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. We do not expect the adoption of SFAS 163 to have a significant impact on our financial statements.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet evaluated the impact that FSP APB 14-1 will have on its results of operations or  financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP No. EITF 03-6-1 and the impact that its adoption will have on the  results of operations or  financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

In June 2008, FASB released a proposed SFAS, Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141) (the proposed Statement), for a comment period that ended during August 2008. The proposed Statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity’s position in a dispute. The proposed Statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years. When and if the proposed Statement is approved in final form by FASB, the Company will evaluate whether the adoption of the proposed Statement will have any material impact on its financial position or results of operations.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

NOTE 3 – GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged their rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  The Company has accumulated a deficit of $1,323,400 since inception and additional financing will be required by the Company to fund and support its operations. Management plans to mitigate its losses in future years by controlling its operating expenses and seeking out new business opportunities.   However, there is no assurance that the Company will be able to obtain additional financing, control their operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND RELATED CONVERTIBLE ACCRUED INTEREST DUE ON DEMAND

	September 30, 2008	December 31, 2007
Notes payable due on demand, unsecured, bearing interest at 8% per annum, convertible into common shares of the Company at $0.50 per share at the option of the Company (a)	$-	$673,809

Notes payable due on demand, unsecured, bearing interest at 10% per annum, convertible into common shares of the Company at the option of the Company or the lender at market price, less 20%, with a minimum conversion price of $0.15 per share (b)	-	835,940

Convertible accrued interest (c)	-	505,827

Total convertible notes payable and related convertible accrued interest	$-	$2,015,576

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND RELATED CONVERTIBLE ACCRUED INTEREST DUE ON DEMAND, continued

(a)  On June  23, 2008, the holders of convertible notes payable totaling $667,323 agreed to forgive the debt and on June  30, 2008, $6,486 in convertible notes payable were  converted into 6,485,970 shares of the Company’s common stock.  (Note 8)

(b)   On June  23, 2008, the holders of convertible notes payable in the amount of $805,502 agreed to forgive the notes and on June  30, 2008, convertible notes payable totaling $30,437 were converted into 30,437,600 shares of the Company’s common stock.  (Note 8)

(c)  On June 23, 2008, $540,014 in interest accrued on convertible notes payable was forgiven.

NOTE 5 – ADVANCES PAYABLE

At September 30, 2008 and December 31, 2007, the Company had advances payable of $0 and $32,346 respectively, to outside third parties.  On June 23, 2008 $31,705 in advances payable were forgiven and on June 30, 2008, $655 in advances payable were converted into 655,400 shares of the Company’s common stock.  (Note 8)

NOTE 6 – DUE TO RELATED PARTIES

	September 30, 2008	December 31, 2007
Due to companies sharing a common officer (a)	$-	$161,550
Advance payable to a director (b)	-	13,766
Accrued management fees due to a director (c)	-	239,090
Due to related parties	$-	$414,406

(a)  On June 23, 2008, $161,550 in debt was forgiven by these related companies.  During the nine months ended September 30, 2008 and 2007 the Company paid $47,250 and $47,700 respectively, in administrative fees to a company sharing a common officer.

(b)  On June 23, 2008, $13,215 in debt was forgiven by a director of the Company and on June 30, 2008, $551 in advances payable to a director was converted into 550,626 shares of the Company’s common stock.  (Note 8)

(c)  On June 23, 2008, $229,526 in accrued management fees were forgiven by a director of the Company and on June  30, 2008, $9,564 in accrued management fees due to a director were converted into 9,563,602 shares of the Company’s common stock.  (Note 8)

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 7 – NOTE PAYABLE TO RELATED PARTY

	September 30, 2008	December 31, 2007
Note payable, unsecured, bears interest at 10% per annum,
note was due on November 27, 2004 (a)	$-	$500,000
Accrued interest (b)	-	254,795
Note payable to related party including accrued interest	$-	$754,795

(a)  On June 23, 2008, a note payable to a related party in the amount of $480,000 was forgiven and on June 30, 2008, a note payable to a related party in the amount of $20,000 was converted into 20,000,000 shares of the Company’s common stock.  (Note 8)

(b)  On June 23, 2008, $267,227 in accrued interest was forgiven.

NOTE 8 – COMMON STOCK

On June 30, 2008, 67,693,198 shares of the Company’s common stock were issued at $0.001 per share in settlement of $67,693 in debt.  (Notes 4, 5, 6 and 7)

NOTE 9 – SALE OF SUBSIDIARY

On June 12, 2008 the Company sold all of its shares in Global Axxess for $2 to an unrelated party.  The sale of Global Axxess did not have any effect on the Companies operations because Global Axxess was inactive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

The information in this quarterly report on Form 10-Q contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology.  Actual events or results may differ materially from those events or results included in the forward-looking statements.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time in the reports we file with the Securities and Exchange Commission.  Some, but not all, of these risks include, among other things:

*	our inability to obtain the financing we need to continue our operations;

*	changes in regulatory requirements that adversely affect our business;

*	a decline in our royalty revenue; and

*	risks over which we have no control, such as a general downturn in the economy which may adversely affect our royalty revenue and ability to obtain working capital.

We do not intend to update forward-looking statements.  You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

General

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.  Actual results may vary from the estimates and assumptions we make.

When we use the words “we”, “us” or “our” in this report, we are referring to GlobeTrac Inc. which we sometimes refer to in this report as “GlobeTrac”.

On June 12, 2008 we sold all of the shares of our subsidiary, Global Axxess Corporation Limited to an unrelated party.

Overview

We were incorporated in the state of Delaware on March 2, 2000 as 411 Place.com Inc.  On February 28, 2001, we changed our name to Artescope, Inc. and on July 29, 2002 changed the name to GlobeTrac Inc.  Our principal executive offices are headquartered in Canada.  On August 27, 2002, we acquired 100% of the shares of Global Axxess Corporation Limited (Global Axxess), a company incorporated in Ireland.  On June 12, 2008 we sold our shares of Global Axxess, our only subsidiary.  Global Axxess owned 100% of the issued and outstanding shares of Globetrac Limited (Limited), a company incorporated in the United Kingdom, until March 20, 2007 when Limited was officially dissolved and all of Limited’s assets and liabilities were assumed by GlobeTrac. As a result of terminating our operations in Europe, we are seeking new business opportunities.

At September 30, 2008, our only source of income is a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of WebTech. A list of customers was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for eleven years, beginning November 1, 2004 and ending October 31, 2015.

On June 23, 2008 certain debt holders forgave $3,196,063 in debt.  On June 30, 2008 certain debt holders agreed to convert $67,693 in debt into 67,693,198 shares of our common stock.

Results of Operation

Our operating results for the three and nine months ended September 31, 2008 and 2007 and the changes between those periods for the expenses are summarized as follows:

	Three Months Ended September 30,		Increase (Decrease) Between the Three Months Ended September 30,	Nine Months Ended September 30,		Increase (Decrease) Between the Nine Months Ended September 30,
	2008	2007	2008 and 2007	2008	2007	2008 and 2007

Royalty income	$51,781	$68,933	$(17,152)	$124,685	$105,271	$19,414
Operating expenses:
General and administrative	39,949	21,945	18,004	85,608	78,863	6,745
Net income from operations	11,832	46,988	(35,156)	39,077	26,408	12,669
Interest expense	-	(47,260)	47,260	(46,618)	(140,239)	93,621
Net income (loss) from operations before franchise tax and forgiveness of debt	11,832	(272)	12,104	(7,541)	(113,831)	106,290
Franchise tax	-	(1,701)	1,701	-	(7,890)	7,890
Net income (loss) from operations before forgiveness of debt	11,832	(1,973)	13,805	(7,541)	(121,721)	114,180
Forgiveness of debt	-	-	-	3,196,063	-	3,196,063
Net income (loss)	$11,832	$(1,973)	$13,805	$3,188,522	$(121,721)	$3,310,243

Revenues

Our royalty revenue decreased by $17,152 or 25% from $68,933 for the three months ended September 30, 2007 to $51,781 during the three months ended September 30, 2008.

Our royalty revenue increased by $19,414 or 18% from $105,271 for the nine months ended September 30, 2007 to $124,685 for the nine months ended September 30, 2008.

All of the revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. The 18% increase in revenue during the nine months ended September 30, 2008 was due to WebTech securing some large contracts during the period and the 25% decrease in royalty revenue during the three months ended September 30, 2008 was due to the loss of certain contracts during the period.  We expect our revenue to be approximately $160,000 over the next year.  We do not expect revenue to increase unless we locate a new revenue generating business opportunity.

Operating Expenses

Our operating expenses increased by $18,004 or 82% from $21,945 for the three months ended September 30, 2007 to $39,949 for the three months ended September 30, 2008.  This increase was primarily caused by an increase in professional fees of approximately $6,000 and an increase in realized foreign exchange transaction gains between the UK pound and the US dollar of approximately $12,000.

Our operating expenses increased by $6,745 or 9% from $78,863 for the nine months ended September 30, 2007 to $85,608 for the nine months ended September 30, 2008.  This increase was primarily caused by realized foreign exchange transaction gains between the UK pound and the US dollar of approximately $11,000 offset by a decrease in professional fees of approximately $3,000.

Over the next year our plan is to continue to control our operating costs.  We expect our operating costs to be approximately $110,000 over the next year, unless we locate a new viable business.

Interest Expense

Our interest expense decreased by $47,260 or 100% from $47,260 for the three months ended September 30, 2007 to $0 for the three months ended September 30, 2008.

Our interest expense decreased by $93,621 or 67% from $140,239 for the nine months ended September 30, 2007 to $46,618 for the nine months ended September 30, 2008.

Our interest expense decreased due to the holders of $1,472,825 in convertible notes payable and $480,000 of the note payable to a related party agreeing to forgive the debt and when $36,924 in convertible notes payable and $20,000 of a note payable to a related party were converted into 56,923,570 shares of our common stock.  We do not expect to have any interest expense during the next year.

Liquidity and Capital Resources

Going Concern

The notes to our financial statements at September 30, 2008 disclose our uncertain ability to continue as a going concern.  We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  We have accumulated a deficit of $1,323,400 since inception and additional financing will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and seeking out new business opportunities.  However, there is no assurance that we will be able to obtain additional financing, control our operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The following table summarizes our sources and uses of cash for the nine months ended:

	September 30,
	2008	2007
Net cash provided by (used in) operating activities	$40,891	$(35,606)
Net cash provided by investment activities	-	-
Net cash provided by financing activities	-	-
Effect of foreign currency exchange	3,793	(7,559)
Net increase (decrease) in cash	$44,684	$(43,165)

Net Cash Used In Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2007 was $35,606. This cash was primarily used to pay down accounts payable by $22,422, on a prepayment of $5,307, an increase in our royalty revenue receivable of $32,857 and to cover an excess of expenses over revenue of $121,721, which includes an increases in unpaid accrued interest on convertible notes of $102,842, accrued expenses of $514, and unpaid accrued interest to a related party of $37,398 and professional fees payable to a related party of $5,947.

Net cash provided by operating activities during the nine months ended September 30, 2008 was $40,891. This cash was primarily provided by a collection of $18,404 in royalty revenue receivable, utilization of $4,035 in prepaid legal fees, an increase of $34,187 in accrued interest on the convertible notes payable, an increase of $14 in advances payable and an increase of $12,431 in accrued interest on the note payable to a related party.  These amounts were offset by the paying down accounts payable and accrued expenses by $4,682 and $15,957 respectively, forgiveness of convertible notes payable of $1,472,825, forgiveness of interest on convertible notes payable of $540,014, forgiveness of advances payable of $31,705, forgiveness of debt due to related parties of $404,292 forgiveness of a note payable to a related party of $480,000 and forgiveness of interest on a note payable to a related party of $267,227.

Net Cash Used In Investing Activities

We did not have any investing activities during the nine months ended September 30, 2008 and 2007.

Net Cash Provided By Financing Activities

We did not have any financing activities during the nine months ended September 30, 2008 and 2007.

As of September 30, 2008, we had a cash balance of $61,606 and cash flows from operations of $40,891 for the nine months then ended. During the nine months ended September 30, 2008, we primarily funded our operations with the royalty revenue we received from WebTech.

Debt Conversion and Forgiveness

On June 23, 2008, $3,196,063 in debt (including accrued interest) was forgiven and on June 30, 2008, 67,693,198 shares of our common stock were issued at $0.001 per share in settlement of $67,693 in debt.

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

Other Trends, Events or Uncertainties that may Impact Results of Operations or Liquidity
Trends, Events, and Uncertainties

The economic downturn may make it harder for us to raise capital if we need it.  Therefore, in the future, the economic downturn may have a material adverse effect on our ability to raise operating capital.  Other than as discussed in this quarterly report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Contingencies and Commitments

We had no contingencies or long-term commitments at September 30, 2008.

Contractual Obligations

Due to the forgiveness of debt and conversion of debt to common shares we have no contractual obligations at September 30, 2008.

Critical Accounting Judgments

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

A summary of our significant accounting policies is included in our Annual Report on form 10-KSB for the year ended December 31, 2007.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on the results of operations or financial position for any period presented. On the September 30, 2007 balance sheet, accounts payable and accrued liabilities were reported on one line.  On the September 30, 2008 balance sheet, we reported the September 30, 2007 accounts payable and accrued expenses on separate lines.

Recently Adopted and Recently Issued Accounting Standards

Refer to Note 2 of our Notes to Consolidated Financial Statements included in our Form 10-KSB for the fiscal year ended December 31, 2007 for a discussion of recent accounting standards and pronouncements.  Accounting pronouncements that have been issued or adopted subsequent to December 31, 2007 are described below:

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (SFAS 141) or SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141(R)).

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets and financial liabilities, had no impact on our financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.   SFAS 159 permits measurement of certain financial assets and financial liabilities at fair value.  If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date.  Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety.  The fair value option election is irrevocable, unless a new election date occurs.  SFAS 159 was effective for the Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our financial statements as we did not elect the fair value option for any of our financial assets or liabilities.

In June 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  EITF 07-03 was effective for us on January 1, 2008.  The pronouncement did not have a material effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for us on January 1, 2009. Early adoption of this provision is prohibited. We are currently evaluating the impact adoption of SFAS 161 may have on our financial statement disclosures.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently reviewing the effect, if any, the proposed guidance will have on our financial statement disclosures.

In May, 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. We do not expect the adoption of SFAS 163 to have a significant impact on our financial statements.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have not yet evaluated the impact that FSP APB 14-1 will have on our results of operations or financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the requirements of FSP No. EITF 03-6-1 and the impact that its adoption will have on our results of operations and  financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  We are currently evaluating the impact that adoption of EITF 07-5 will have on our financial statements.

In June 2008, FASB released a proposed SFAS, Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141) (the proposed Statement), for a comment period that ended during August 2008. The proposed Statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity’s position in a dispute. The proposed Statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years. When and if the proposed Statement is approved in final form by FASB, we will evaluate whether the adoption of the proposed Statement will have any material impact on our financial position or results of operations.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  We are currently evaluating the impact that adoption of EITF 07-5 will have on our financial statements.

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

Mr. daCosta has evaluated the effectiveness of the design and operation of GlobeTrac’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr. daCosta has concluded that, as of the Evaluation Date, GlobeTrac’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports GlobeTrac files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control Over Financial Reporting

During the quarter of the fiscal year covered by this report, there were no changes in GlobeTrac’s internal control over financial reporting or, to GlobeTrac’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, GlobeTrac’s internal control over financial reporting.

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

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to GlobeTrac’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-33309 and SEC File Number 333-66590.

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

GLOBETRAC INC.

Dated: November 13, 2008	By:	/s/ John daCosta
John daCosta CEO, President and CFO (Principal Executive Officer and Principal Financial Officer)