Form 10-K
period 2008-12-31
GLOBETRAC INC
filed 2009-04-01
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to _____________

Commission file number   000-33309

GLOBETRAC INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0953557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Melville Street, Suite 610
Vancouver, British Columbia, Canada	V6E 4A6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  1-800-648-4287

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes   ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes   ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes   ☐No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $126,157.20 as of June 30, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2009
common stock - $0.0001 par value	89,883,198

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

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding GlobeTrac’s capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports GlobeTrac’s files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2008, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-K and GlobeTrac disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  GlobeTrac may, from time to time, make oral forward-looking statements.  GlobeTrac strongly advises that the above paragraphs and the risk factors described in this Annual Report and in GlobeTrac’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of GlobeTrac to materially differ from those in the oral forward-looking statements. GlobeTrac disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.  Description of Business.

(a)	Business Development

GlobeTrac was incorporated under the laws of the State of Delaware on March 2, 2000 under the original name “411 Place.com Inc”.  On February 28, 2001, the Company changed its name to “Artescope, Inc.”

On July 29, 2002, the Company changed its name to “GlobeTrac Inc.”  GlobeTrac has an authorized capital of 205,000,000 shares with a par value of $0.001, consisting of 200,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock with 89,883,198 shares of Common Stock currently issued and outstanding.

GlobeTrac, Inc. provided digital graphics design and production services for commercial and corporate enterprises until August 27, 2002 when GlobeTrac changed its business direction and began selling, marketing, distributing, and installing global wireless tracking and telematics equipment in Europe.  See Exhibit 10.1 – Master Distributorship Agreement for more information.

On June 12, 2008 we sold all of the shares of our subsidiary, Global Axxess Corporation Limited, to an unrelated party.

Effective November 1, 2004, GlobeTrac decided to wind down its operations due to cash flow limitations.  Additionally, GlobeTrac reached an agreement with WebTech Wireless to cancel the master distributorship agreement and to restructure its ongoing business relationship with WebTech Wireless.  See Exhibit 10.1 – Master Distributorship Agreement and Exhibit 10.5 – Letter Agreement and Exhibit 10.6 - Termination and Transfer Agreement for more information.  Pursuant to the terms of the Letter Agreement and the Termination and Transfer Agreement WebTech acquired specific assets and liabilities of GlobeTrac.  WebTech has agreed to pay a 6% commission/royalty on gross sales from qualified potential customers and resellers, which will be included for commission purposes if such business commences within 12 months of the signed agreement.  There is no cap on the royalty payable to GlobeTrac and royalties are to be paid by WebTech for 11 years beginning November 1, 2004.

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

At the present time, management has not identified any target business or business opportunity that it plans to pursue, nor has GlobeTrac reached any agreement or definitive understanding with any person concerning an acquisition or a business combination.  When any such agreement is reached or other material fact occurs, GlobeTrac will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K.  Persons reading this Form 10-K are advised to determine if GlobeTrac has subsequently filed a Form 8-K.

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

Item 1B. Unresolved Staff Comments.

GlobeTrac is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Description of Property.

GlobeTrac's principal executive office is 1100 Melville Street, Suite 610, Vancouver, British Columbia, V6E 4A6, Canada.  Other than this mailing address, GlobeTrac does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  GlobeTrac pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of GlobeTrac’s CEO.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

GlobeTrac’s Common Stock has been quoted on the NASD OTC Bulletin Board since March 2002 under the symbol “GBTR” (formerly “ARTE”).  However, from March 2002 to June 2002, GlobeTrac’s Common Stock did not trade.  The first trade occurred on June 28, 2002.  The table below gives the high and low bid information for each fiscal quarter for the last two fiscal years and for the interim period ended March 25, 2009.  The bid information was obtained from Pink OTC Markets LLC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
25 March 2009	$0.012	$0.0006	Pink OTC Markets Inc.
31 December 2008	$0.003	$0.0001	Pink OTC Markets Inc.
30 September 2008	$0.0085	$0.003	Pink OTC Markets Inc.
30 June 2008	$0.009	$0.001	Pink OTC Markets Inc.
31 March 2008	$0.007	$0.0012	Pink OTC Markets Inc.
31 December 2007	$0.006	$0.003	Pink Sheets LLC
30 September 2007	$0.008	$0.006	Pink Sheets LLC
30 June 2007	$0.014	$0.006	Pink Sheets LLC
31 March 2007	$0.0127	$0.006	Pink Sheets LLC

(b)           Holders of Record

GlobeTrac has approximately 39 holders of record of GlobeTrac’s Common Stock as of December 31, 2008 according to a shareholders’ list provided by GlobeTrac’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by GlobeTrac of the number of beneficial owners of common stock held in street name.  The transfer agent for GlobeTrac’s common stock is Pacific Stock Transfer Company, Suite #240, 500 East Warm Springs Road, Las Vegas, Nevada, 89119 and their telephone number is 702-361-3033.

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

(d)   Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

On June 23, 2008, GlobeTrac entered into various agreements (the “Agreements”) with certain of its creditors for the purpose of restructuring the majority of liabilities of GlobeTrac.  Pursuant to the terms of these Agreements, the following creditors agreed to forgive certain obligations due from GlobeTrac without consideration:

Debt	Amount Retired
Wet Coast Management Corp.	$786,086.93
Da Costa Management Corp.	156,795.56
Bayshore Management Corp.	4,754.99
Richard N. Jeffs	15,974.74
Totals	$963,612.22

Also on June 23, 2008, GlobeTrac and other creditors agreed to convert the principal on certain loans granted into shares of Common Stock of GlobeTrac, at a rate of $0.025 for every dollar owed on such loans.  Pursuant to such Agreements, GlobeTrac issued a total of 67,693,198 shares of its Common Stock (the “Shares”) to the following persons and entities, in full settlement of payments due on the following loans:

Name of Lender	Amount to Convert to Shares in US $	Amount of Interest on Loans Forgiven in US $	Total Shares to be Received at a Conversion Price of $0.025
Kinnaman Trading Company Limited	$264,600.00	$96,927.84	10,584,000
Pilenga Limited	392,644.00	143,939.56	15,705,760
Money Layer Limited	202,075.26	70,108.41	8,083,010
Undershot Overseas Limited	51,220.00	18,756.82	2,048,800
David Patriquin	513,765.66	-	20,550,626
Marble Hall Investments Ltd.	28,935.00	10,854.58	1,157,400
James Pratt	239,090.05	267,226.21	9,563,602
Totals	$1,692,329.97	$607,813.42	67,693,198

The issuance of the Shares to the creditors was not registered under the Securities Act of 1933, as amended (the “Securities Act”), but was made in reliance upon the exemptions from registration requirements of the Securities Act set forth in Section 4(2) thereof and Section 3(a)(9) based on each creditor’s level of sophistication, their access to information about GlobeTrac, and the fact that the issuance of the Shares was made to a limited group of existing holders of GlobeTrac’s securities.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of GlobeTrac’s Common Stock.

(e)	Penny Stock Rules

Trading in GlobeTrac’s Common Stock is subject to the “penny stock” rules.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends GlobeTrac’s Common Stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in GlobeTrac’s securities, which could severely limit their market price and liquidity of GlobeTrac’s securities.  The application of the “penny stock” rules may affect your ability to resell GlobeTrac’s securities.

Item 6. Selected Financial Data.

GlobeTrac is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated in the state of Delaware on March 2, 2000 as 411 Place.com Inc.  On February 28, 2001, we changed our name to Artescope, Inc. and on July 29, 2002 changed the name to GlobeTrac Inc.  Our principal executive offices are headquartered in Canada.  On August 27, 2002, we acquired 100% of the shares of Global Axxess Corporation Limited (Global Axxess), a company incorporated in Ireland.  On June 12, 2008 we sold all of our shares of our subsidiary, Global Axxess, to an unrelated party.  Global Axxess owned 100% of the issued and outstanding shares of Globetrac Limited (Limited), a company incorporated in the United Kingdom, until March 20, 2007 when Limited was officially dissolved and all of Limited’s assets and liabilities were assumed by GlobeTrac. As a result of terminating our operations in Europe, we are seeking new business opportunities.

At December 31, 2008, our only source of income is a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of WebTech. A list of customers was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for eleven years, beginning November 1, 2004 and ending October 31, 2015.

On June 23, 2008 certain debt holders forgave $1,571,425 in debt.  On June 30, 2008 certain debt holders agreed to convert $1,692,330 in debt into 67,693,198 shares of our common stock.

When we use the words “we”, “us” or “our” in this report, we are referring to GlobeTrac Inc. which we sometimes refer to in this report as “GlobeTrac”.

Results of Operation

Our operating results for the years ended December 31, 2008 and 2007 and the changes between those periods for the expenses are summarized as follows:

	Years ended December 31,		Change Between the Years Ended
	2008	2007	December 31,

Royalty income	$144,963	$115,654	$29,309

Operating expenses:
General and administrative	112,832	122,184	9,352

Net income (loss) from operations	32,131	(6,530)	38,661

Interest expense	(46,618)	(187,499)	140,881

Net loss before franchise tax and forgiveness of debt	(14,487)	(194,029)	179,542

Franchise tax	(4,787)	(7,890)	3,103

Net loss before forgiveness of debt	(19,274)	(201,919)	182,645

Forgiveness of debt	3,196,062	-	3,196,062

Net income (loss)	$3,176,788	$(201,919)	$3,378,707

Revenues

Our royalty revenue increased by $29,309 or 25% from $115,654 for the year ended December 31, 2007 to $144,963 during the year ended December 31, 2008.

All of our revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. The 25% increase in revenue during the year ended December 31, 2008 was due to WebTech securing some large contracts during the period. The revenue received from WebTech is domiciled in British pounds and fluctuates due to foreign exchanges when reported by the Company. We do not expect revenue to increase unless we locate a new revenue generating business opportunity.

Operating Expenses

Our operating expenses decreased by $9,352 or 8% from $122,184 for the year ended December 31, 2007 to $112,832 for the year ended December 31, 2008.  This decrease was primarily caused by a decrease in professional fees of approximately $18,000 due to a decrease in legal fees.  This decrease was partially offset by an increase in realized foreign exchange transaction gains between the UK pound and the US dollar of approximately $7,000.

Over the next year our plan is to continue to control our operating costs.  We expect our operating costs to remain approximately the same over the next year, unless we locate a new viable business.

Interest Expense

Our interest expense decreased by $140,881 or 75% from $187,499 for the year ended December 31, 2007 to $46,618 for the year ended December 31, 2008.

Our interest expense decreased due to the holders of $586,660 in convertible notes payable agreeing to forgive the debt and when holders of $923,089 in convertible notes payable and a $500,000 note payable to a related party were converted into shares of our common stock.  We do not expect to have any interest expense during the next year.

Franchise Tax

Our franchise tax expense decreased by $3,103 or 39% from $7,890 for the year ended December 31, 2007 to $4,787 for the year ended December 31, 2008. The decrease in our franchise tax expense was mainly decreased due to the winding up Globetrac Limited.

Forgiveness of Debt

On June 30, 2008, our creditors forgave $1,571,425 in debt consisting of $586,660 in principle and $540,014 in accrued interest on our convertible notes payable $15,974 in advances payable, $161,550 in debt due to related parties, and $267,227 in interest on a note payable to a related party.

On June 30, 2008, we converted a total of $1,692,330 in debt consisting of $923,089 in convertible notes payable, $16,385 in advances payable, $252,856 in debt to related parties, and a $500,000 note to a related party into 67,693,198 shares of common stock at $0.025 per share. The difference between the conversion price of $0.025 and market price of the common stock on the date of conversion of $0.001 per share resulted in our recording of forgiveness of debt of $1,624,637.

Liquidity and Capital Resources

Going Concern

The notes to our financial statements at December 31, 2008 disclose our uncertain ability to continue as a going concern.  We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  We have accumulated a deficit of $1,335,134 since inception and additional financing will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and seeking out new business opportunities.  However, there is no assurance that we will be able to obtain additional financing, control our operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As of December 31, 2008, we had a cash balance of $26,538, a working capital deficit of $61,358 and cash flows from operations of $5,916 for the twelve months then ended. During the year ended December 31, 2008, we primarily funded our operations with the royalty revenue we received from WebTech.

The following table summarizes our sources and uses of cash for the years ended:

	December 31,
	2008	2007
Net cash provided by (used in) operating activities	$5,916	$(21,238)

Net cash provided by investment activities	-	-

Net cash provided by financing activities	-	-

Effect of foreign currency exchange	3,700	(6,015)

Net increase (decrease) in cash	$9,616	$(27,253)

Net Cash Provided (Used In) Operating Activities

Net cash provided by operating activities during the year ended December 31, 2008 was $5,916. This cash was primarily provided by a utilization of $4,035 in prepaid legal fees, increases of $5,287 in accrued legal fees, $34,187 in accrued interest on the convertible notes payable, a $13 adjustment for foreign exchange in advances payable, and $12,431 in accrued interest on the note payable to a related party.  These increases in cash  were primarily offset by a $1,874 decrease in collection of royalty revenue receivable, paying down accounts payable and accrued professional fees by $15,263 and $13,628 respectively, forgiveness of convertible notes payable of $586,660, forgiveness of interest on convertible notes payable of $540,014, forgiveness of advances payable of $15,974, forgiveness of debt due to related parties of $161,550, forgiveness of interest on a note payable to a related party of $267,227 and forgiveness of debt of $1,624,637 which was the difference between the conversion price ($0.025) and market price $(0.001) of our common stock on the date $1,692,330 in debt was converted into 67,693,198 shares of our common stock.

Net cash used in operating activities during the year ended December 31, 2007 was $21,238. This cash was primarily used to prepay $5,034 in legal fees; due to an increase of $1,279 in accounts receivable over collection; to pay down of accounts payable by $20,361; and a net loss of $201,919.  The net loss was primarily caused by a net increase in accrued professional fees of $19,655; increases in accrued interest payable to a related party of $50,000; an increase in interest payable on convertible debt of $137,499 and an increase in amounts due to related parties of $201.

Net Cash Used In Investing Activities

We did not have any investing activities during the years ended December 31, 2008 and 2007.

Net Cash Provided By Financing Activities

We did not have any financing activities during the years ended December 31, 2008 and 2007.

Conversion of Debt

On June 23, 2008, we converted $923,089 in convertible notes payable, $16,385 in advances payable, $252,856 in debt due to related parties and a $500,000 note payable to a related party into 67,693,198 shares of our common stock.

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

The economic downturn may make it harder for us to raise capital if we need it.  Therefore, in the future, the economic downturn may have a material adverse effect on our ability to raise operating capital.  Other than as discussed in this 10-K report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Income Taxes

Income tax expense has not been recognized for the years ended December 31, 2008 and 2007 and no taxes were payable at December 31, 2008 or 2007 because we have incurred losses since its inception.

The following table sets out our net tax gains (losses) at December 31:

	2008	2007
Net tax losses	$19,274	$151,918

The entire forgiveness of debt in the amount of $3,196,062 is deemed non-taxable due to our technical insolvency as of June 30, 2008, as described in Section 108 of the Internal Revenue Code.  At June 30, 2008, liabilities exceed total assets by approximately $3.3 million.  In addition, in accordance with Federal Income Tax Regulation 1.108-7(a) (2), our net operating loss carry forward has been permanently offset by $3,196,062, the amount of the forgiveness of debt deemed to be non-taxable by our technical insolvency.  Therefore, we have no remaining U.S. net operating loss carry forward at December 31, 2008.

At December 31, 2008 and 2007 we had the following deferred tax assets that primarily relate to net operating losses.  A 100% valuation allowance has been established; as we believe it is more likely than not that the deferred tax assets will not be realized:

	2008	2007
Federal loss carryforwards	$-	$679,924
State loss carryforwards	-	154,253

Less: Valuation allowance	-	(834,177)

	$-	$-

Our valuation allowance decreased during 2008 and 2007 by $834,177 and $356,965, respectively.

At December 31, 2008 and 2007, we had the following net operating loss carryforwards (NOLs):

	2008	2007
Net operating loss carryforwards	$-	$2,125,657

The federal and state NOL’s expire at various dates up to December 31, 2028.

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

 Contingencies and Commitments

We had no contingencies or long-term commitments at December 31, 2008.

Contractual Obligations

Due to the forgiveness of debt and conversion of debt to common shares we had no contractual obligations at December 31, 2008.

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

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on the results of operations or financial position for any period presented. On the December 31, 2008 balance sheet, $33,106 in accounts payable was reclassified to due to related parties and $254,795 that was recorded in due to related parties was reclassified to note payable to related party, including accrued interest.

Revenue Recognition

Royalty revenue is recognized when pervasive evidence of an agreement exists, when it is received or when the royalty income is determinable and collectability is reasonably assured.

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At December 31, 2008, our allowance for doubtful accounts was $0.

At December 31, 2008, accounts receivable consists of estimated royalty revenue for the months of November and December 2008.  Our estimate was based on the amounts we received from WebTech in the prior months of 2008.  As of the date of filing we had not received payment of the accrued royalty revenue and thus our estimated accrual could vary materially from the amount we accrued at December 31, 2008.

Financial Instruments

Foreign Exchange Risk

We are subject to foreign exchange risk on our royalty revenue which is denominated in UK pounds and some purchases which are denominated in Canadian dollars. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  Foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currency result in gains and losses that are reflected in our Income Statement. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenue. Conversely, our net revenue will decrease when the U.S. dollar strengthens against foreign currencies. We do not believe that we have any material risk due to foreign currency exchange.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and accrued professional fees. We believe the fair value of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

At December 31, 2008, we had approximately $26,000 in cash on deposit with a large chartered Canadian bank.  At December 31, 2008, $800 of this cash was not insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss.  We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At December 31, 2008, we had $43,829 in royalties’ receivable from this source.

Recent Accounting Standards and Pronouncements

In September 2006, the FASB issued SFAS 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).   This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. We are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on our financial statements.

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

 In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement is effective for us on January 1, 2009.  We expect SFAS 141(R) will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 will be effective for us on January 1, 2009.  We do not expect Adoption of EITF 07-1 to have a significant impact on our financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement will be effective for us on January 1, 2009.  We do not expect adoption of SFAS 160 to have a significant impact on our financial statements.

On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (SFAS 141) or SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141(R)).

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets and financial liabilities had no impact on our financial statements.

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

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  This statement is effective for us on January 1, 2009.  Early adoption of this provision is prohibited. We do not expect this statement to have a material impact on our financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We do not expect FSP 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement was effective for us on November 15, 2008 and did not have a material impact on our financial statements.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 will be effective for us on January 1, 2009.  The adoption of FSP APB 14-1 is not expected to have a material impact on our results of operations or financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 will be effective for us on January 1, 2009.  The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our results of operations or financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  EITF 07-5 is effective for us on January 1, 2009.  Adoption of EITF 07-5 is not expected to have a material impact on our financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP 03-6-1). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share.  This FSP is effective for us on January 1, 2009 and requires all prior-period earnings per share data that is presented to be adjusted retrospectively. We do not expect FSP 03-6-1 to have a material impact on our earnings per share calculations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to our financial assets and liabilities recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on our financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities. FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 was effective for the first reporting period ending after December 15, 2008. The adoption of FSP 140-4 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the year ending December 31, 2009 and is not expected to have a material impact on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

GlobeTrac is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.   Financial Statements and Supplementary Data.

GLOBETRAC INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007
AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
GlobeTrac, Inc.

We have audited the accompanying balance sheet of GlobeTrac, Inc., as of December 31, 2008 and the related statement of operations, stockholders’ deficit and comprehensive loss, and cash flows for the year then ended.  We have also audited the accompanying consolidated balance sheet of GlobeTrac, Inc., as of December 31, 2007, and the related consolidated statement of operations, stockholders’ deficit and comprehensive loss, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlobeTrac, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mendoza Berger & Company, LLP
Mendoza Berger & Company, LLP Irvine, California March 30, 2009

GLOBETRAC INC.
BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
		Consolidated
ASSETS

Current assets

Cash	$26,538	$16,922
Accounts receivable
Net of allowance for doubtful accounts of $0 and $7,327 at December 31, 2008 and 2007, respectively	43,829	41,955
Prepaids	999	5,034

Total current assets	$71,366	$63,911

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$43,074	$58,336
Accrued liabilities	5,287	-
Accrued professional fees	51,257	64,885
Convertible notes payable, including accrued interest	-	2,015,576
Advances payable	-	32,346
Due to related parties	33,106	447,512
Note payable to related party, including accrued interest	-	754,795

Total current liabilities	132,724	3,373,450

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 authorized, none
issued and outstanding at December 31, 2008 and 2007	-	-
Common stock $0.001 par value, 200,000,000 common shares
authorized, 89,883,198 and 22,190,000 issued and outstanding
at December 31, 2008 and 2007, respectively	89,883	22,190
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(1,335,134)	(4,511,922)
Accumulated other comprehensive income	16,808	13,108

Total stockholders' deficit	(61,358)	(3,309,539)

Total liabilities and stockholders' deficit	$71,366	$63,911

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
		Consolidated

Royalty income	$144,963	$115,654

Operating expenses:
General and administrative	112,832	122,184

Net income (loss) from operations	32,131	(6,530)

Interest expense	(46,618)	(187,499)

Net loss before franchise tax and forgiveness of debt	(14,487)	(194,029)

Franchise tax	(4,787)	(7,890)

Net loss before forgiveness of debt	(19,274)	(201,919)

Forgiveness of debt	3,196,062	-

Net income (loss)	$3,176,788	$(201,919)

Net income (loss) per share - basic and diluted	$0.06	$(0.01)

Weighted average number of shares outstanding - basic and diluted	56,221,553	22,190,000

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock Issued				Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2007	22,190,000	$22,190	$1,167,085	$(4,310,003)	$19,123	$(3,101,605)

Net loss for the year	-	-	-	(201,919)	-	(201,919)

Foreign currency exchange loss	-	-	-	-	(6,015)	(6,015)

Net comprehensive loss	-	-	-	-	-	(207,934)

Balance at December 31, 2007	22,190,000	22,190	1,167,085	(4,511,922)	13,108	(3,309,539)

Shares issued for debt	67,693,198	67,693	-	-	-	67,693

						(3,241,846)

Net income for the year	-	-	-	3,176,788	-	3,176,788

Foreign currency exchange gain	-	-	-	-	3,700	3,700

Net comprehensive income	-	-	-	-	-	3,180,488

Balance at December 31, 2008	89,883,198	$89,883	$1,167,085	$(1,335,134)	$16,808	$(61,358)

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
		Consolidated
Cash flows from operating activities:

Net income (loss)	$3,176,788	$(201,919)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Forgiveness of debt	(1,624,637)	-
Forgiveness of convertible notes payable	(586,660)	-
Forgiveness of accrued interest on convertible notes payable	(540,014)	-
Forgiveness of advances payable	(15,974)	-
Forgiveness of debt due to related parties	(161,550)	-
Forgiveness of interest on note payable to related party	(267,227)	-

Changes in operating assets and liabilities:
Accounts receivable	(1,874)	(1,279)
Prepaids	4,035	(5,034)
Accounts payable	(15,262)	(20,361)
Accrued liabilities	5,287	-
Accrued professional fees	(13,628)	19,655
Accrued interest payable on convertible notes payable	34,187	137,499
Advances payable	13	201
Accrued interest payable on note payable to related party	12,432	50,000

Net cash provided by (used in) operating activities	5,916	(21,238)

Effect of foreign currency exchange	3,700	(6,015)

Net increase (decrease) in cash	9,616	(27,253)

Cash, beginning of year	16,922	44,175

Cash, end of year	$26,538	$16,922

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$7,890
Interest	$-	$2,650

Non-cash changes in assets and liabilities:
Amount due to former related party reclassified to advances payable	$-	$15,760
Accounts receivable offset against interest payable on convertible notes	$-	$2,650
Accounts receivable offset against accounts payable	$-	$2,350
Conversion of convertible notes payable into common shares	$(923,089)	$-
Conversion of advances payable into common shares	$(16,385)	$-
Conversion of debt due to related parties to common shares	$(252,856)	$-
Conversion of note payable to related party to common shares	$(500,000)	$-
Issuance of common shares for debt	$1,692,330	$-

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.  At December 31, 2008 and 2007, the Company had no cash equivalents.

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At December 31, 2008 and 2007, our allowance for doubtful accounts was $0 and $7,327, respectively.  Our December 31, 2007 allowance for doubtful accounts was related to other receivables that were deemed uncollectible.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Royalty revenue is recognized when pervasive evidence of an agreement exists, when it is received or when the royalty income is determinable and collectability is reasonably assured.

Financial Instruments

Foreign Exchange Risk

The Company is subject to foreign exchange risk on our royalty revenue which is denominated in UK pounds and some purchases which are denominated in Canadian dollars. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  Foreign exchange rate fluctuations may adversely impact the Company’s results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currency result in gains and losses that are reflected in our Income Statement. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenue. Conversely, the Company’s net revenue will decrease when the U.S. dollar strengthens against foreign currencies. The Company does not believe that it has any material risk due to foreign currency exchange.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and accrued professional fees. The fair value of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

At December 31, 2008 and 2007, the Company had approximately $26,000 and $17,000 respectively, in cash on deposit with a large chartered Canadian bank.  At December 31, 2008 and 2007, $800 and $7,000 respectively, of this cash was not insured.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Accounts receivable consists of royalty income from one customer and is not collateralized.  Management continually monitors the financial condition of its customers to reduce the risk of loss.  The Company routinely assesses the financial strength of its source of revenue income and as a consequence, concentration of credit risk is limited. At December 31, 2008 and 2007, the Company had $43,829 and $41,955 in royalties’ receivable from this source.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources.  The Company had $16,808 and $13,108 in accumulated other comprehensive income for the years ended December 31, 2008 and 2007, respectively, from its foreign currency translation.  As a result, total other comprehensive income (loss) for the years ended December 31, 2008 and 2007 were $3,180,488 and ($207,934), respectively.

Income Taxes

Income tax expense is based on pre-tax financial accounting income.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation

The Company accounts for Stock-Based Compensation in accordance with the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)), which requires recording expense for stock compensation based on a fair value based method.

The Company uses the “modified prospective method” which requires the Company to recognize compensation costs for all stock-based payments granted, modified or settled in financial statements.

The Company has no outstanding options or warrants at December 31, 2008.

Basic and Diluted Net Earnings (Loss) Per Common Share (EPS)

Basic net earnings (loss) per share is computed by dividing the net earnings (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period.  Diluted net income per common share includes the potential dilution that could occur upon exercise of the options and warrants to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options and warrants (which were assumed to have been made at the average market price of the common shares during the reporting period).

At December 31, 2008, the Company did not have any outstanding options or warrants and all of the Company’s convertible debt was converted or forgiven during the year.  Potential common shares have been excluded from the diluted loss per share computation in net loss periods as their inclusion would be anti-dilutive.

Segment Reporting

The Company is centrally managed, has limited operations and operates in one business segment.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).   This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on the Company’s financial statements.

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

 In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement is effective for us on January 1, 2009.  We expect SFAS 141(R) will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 will be effective for the Company on January 1, 2009.  We do not expect Adoption of EITF 07-1 to have a significant impact on our financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement will be effective for us on January 1, 2009.  We do not expect adoption of SFAS 160 to have a significant impact on our financial statements.

On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (SFAS 141) or SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141(R)).

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  This statement is effective for us on January 1, 2009.  Early adoption of this provision is prohibited. We do not expect this statement to have a material impact on our financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We do not expect FSP 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement was effective for us on November 15, 2008 and did not have a material impact on our financial statements.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 will be effective for the Company on January 1, 2009.  The adoption of FSP APB 14-1 is not expected to have a material impact on our results of operations or financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009.  The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our results of operations or financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  EITF 07-5 is effective for us on January 1, 2009.  Adoption of EITF 07-5 is not expected to have a material impact on our financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP 03-6-1). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share.  This FSP is effective for us on January 1, 2009 and requires all prior-period earnings per share data that is presented to be adjusted retrospectively. We do not expect FSP 03-6-1 to have a material impact on our earnings per share calculations.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to our financial assets and liabilities recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on our financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities. FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 was effective for the first reporting period ending after December 15, 2008. The adoption of FSP 140-4 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the year ending December 31, 2009 and is not expected to have a material impact on our financial statements.

NOTE 3 – GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged their rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  The Company has accumulated a deficit of $1,335,134 since inception and additional financing will be required by the Company to fund and support its operations.  Management plans to mitigate its losses in future years by significantly reducing its operating expenses and seeking out new business opportunities.   However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND RELATED ACCRUED INTEREST DUE ON DEMAND

	December 31,
	2008	2007
Notes payable due on demand, unsecured, bearing interest at 8% per annum, convertible into common shares of the Company at $0.50 per share at the option of the Company (a) (b)	$-	$673,809

Notes payable due on demand, unsecured, bearing interest at 10% per annum, convertible into common shares of the Company at the option of the Company or the lender at market price, less 20%, with a minimum conversion price of $0.15 per share (c) (d)	-	835,940

Convertible accrued interest (e)	-	505,827

Total convertible notes payable and related convertible accrued interest	$-	$2,015,576

(a)  On June 23, 2008, the holders of convertible notes payable totaling $511,660 agreed to forgive the debt.

(b)  On June 30, 2008, a convertible note payable in the amount of $162,149 was converted into 6,485,970 shares of the Company’s common stock at $0.025 per share.  A difference between the conversion price of $0.025 and market price on the date of conversion of $0.001 per share resulted in the Company recording $155,663 to forgiveness of debt.  (Note 8)

(c)   On June 23, 2008, the holder of a convertible note payable in the amount of $75,000 agreed to forgive the note.

(d) On June 30, 2008, convertible notes payable totaling $760,940 were converted into 30,437,600 shares of the Company’s common stock at $0.025 per share.  A difference between the conversion price of $0.025 and market price on the date of conversion of $0.001 per share resulted in the Company recording forgiveness of debt of $730,503.  (Note 8)

(e)  On June 23, 2008, $540,014 in interest accrued on the convertible notes payable was forgiven.

NOTE 5 – ADVANCES PAYABLE

At December 31, 2008 and 2007, the Company had advances payable of $0 and $32,346 respectively, to outside third parties.

On June 23, 2008 $15,974 in advances payable were forgiven.

On June 30, 2008, $16,385 in advances payable were converted into 655,400 shares of the Company’s common stock at $0.025 per share.  The difference between the conversion price of $0.025 and the market price on the date of conversion of $0.001 per share resulted in the Company recording forgiveness of debt of $15,730.  (Note 8)

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 6 – DUE TO RELATED PARTIES

	December 31,
	2008	2007
Due to companies sharing a common director (a)	$-	$161,550
Advance payable to a director (b)	-	13,766
Accrued management fees due to a director (c)	-	239,090
Due to a company controlled by a relative of major shareholder	33,106	33,106

Due to related parties	$33,106	$447,512

(a)  On June 23, 2008, $161,550 in debt was forgiven by these related companies.  During the years ended December 31, 2008 and 2007 the Company paid $65,625 and $63,600 respectively, in administrative fees to a company sharing a common director.

(b)  On June 30, 2008, $13,766 in advances payable to this director was converted into 550,626 shares of the Company’s common stock at $0.025 per share.  The difference between the conversion price of $0.025 and the market price on the date of conversion of $0.001 per share resulted in the Company recording forgiveness of debt of $13,215.  (Note 8)

(c)  On June 30, 2008, $239,090 in accrued management fees due to this director were converted into 9,563,602 shares of the Company’s common stock at $0.025 per share. The difference between the conversion price of $0.025 and the market price on the date of conversion of $0.001 per share resulted in the Company recording forgiveness of debt of $229,526.  (Note 8)

NOTE 7 – NOTE PAYABLE TO RELATED PARTY

	December 31,
	2008	2007
Note payable, unsecured, bears interest at 10% per annum, note was due on November 27, 2004 (a)	$-	$500,000

Accrued interest (b)	-	254,795

Note payable to related party including accrued interest	$-	$754,795

a)  On June 30, 2008, the note payable to a related party in the amount of $500,000 was converted into 20,000,000 shares of the Company’s common stock at $0.25 per share. The difference between the conversion price of $0.025 and the market price on the date of conversion of $0.001 per share resulted in the Company recording forgiveness of debt of $480,000. (Note 8)

(b)  On June 23, 2008, $267,227 in accrued interest was forgiven.

NOTE 8 – COMMON STOCK

On June 30, 2008, the Company issued 67,693,198 shares of their common stock at $0.025 per share in settlement of $1,692,330 in debt. A difference between the conversion price of $0.025 and market price on the date of conversion of $0.001 per share resulted in the Company recording $1,624,637 as forgiveness of debt. (Notes 4, 5, 6 and 7)

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 9 – SALE OF SUBSIDIARY

On June 12, 2008 the Company sold all of its shares in Global Axxess for $2 to unrelated parties. The sale of Global Axxess did not have any effect on the Companies operations because Global Axxess was inactive.

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

NOTE 11 – INCOME TAXES

Income tax expense has not been recognized for the years ended December 31, 2008 and 2007 and no taxes were payable at December 31, 2008 or 2007 because the Company has incurred losses since its inception.

The following table sets out the Company's State Franchise tax provisions for the year ending December 31:

	2008	2007
California	800	1,726
Delaware	3,987	6,164
	4,787	7,890

The following table sets out the Company’s net tax gains (losses) at December 31:

	2008	2007
Net tax losses	$19,274	$151,918

The entire forgiveness of debt in the amount of $3,196,062 is deemed non-taxable due to the Company’s technical insolvency as of June 30, 2008, as described in Section 108 of the Internal Revenue Code.  At June 30, 2008, liabilities exceed total assets by approximately $3.3 million.  In addition, in accordance with Federal Income Tax Regulation 1.108-7(a) (2), the Company’s net operating loss carry forward has been permanently offset by $3,196,062, the amount of the forgiveness of debt deemed to be non-taxable by the Company’s technical insolvency.  Therefore, the Company has no remaining U.S. net operating loss carry forward at December 31, 2008.

At December 31, 2008 and 2007 the Company had the following deferred tax assets that primarily relate to net operating losses.  A 100% valuation allowance has been established; as management believes it is more likely than not that the deferred tax assets will not be realized:

	2008	2007
Federal loss carryforwards	$-	$679,924
State loss carryforwards	-	154,253

Less: Valuation allowance	( -)	(834,177)

	$-	$-

The Company’s valuation allowance decreased during 2008 and 2007 by $834,177 and $356,965, respectively.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 11 – INCOME TAXES (Continued)

At December 31, 2008 and 2007, the Company had the following net operating loss carryforwards (NOLs):

	2008	2007
Net operating loss carryforwards	$-	$2,125,657

The federal and state NOL’s expire at various dates up to December 31, 2028.

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

NOTE 12 – COMMITMENT

The Company had no contingencies or long-term commitments at December 31, 2008.  Due to the forgiveness of debt and conversion of debt into common shares of the Company, the Company had no contractual obligations at December 31, 2008.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by GlobeTrac’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of GlobeTrac’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, GlobeTrac’s management concluded, as of the end of the period covered by this report, that GlobeTrac’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A.  GlobeTrac’s internal control over financial reporting is a process designed under the supervision of GlobeTrac’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of GlobeTrac’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of GlobeTrac’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of GlobeTrac’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, it was found that the internal controls can be relied upon.

GlobeTrac’s independent auditors have not issued an attestation report on management’s assessment of GlobeTrac’s internal control over financial reporting.  As a result, this annual report does not include an attestation report of GlobeTrac’s independent registered public accounting firm regarding internal control over financial reporting.  GlobeTrac was not required to have, nor has GlobeTrac, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit GlobeTrac to provide only management’s report in this annual report.

Changes in Internal Controls

As of the end of the period covered by this report, there have been no changes in GlobeTrac’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, GlobeTrac’s internal control over financial reporting.

Item 9B.  Other Information

During the fourth quarter of the fiscal year covered by this Form 10-K, GlobeTrac reported all information that was required to be disclosed in a report on Form 8-K.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

(a)           Identify Directors and Executive Officers

Each director of GlobeTrac or its subsidiaries holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

GlobeTrac’s management team is listed below.

Management Team
Company
Officer’s Name	GlobeTrac Inc.
David Patriquin	Director

John daCosta	Director Chief Executive Officer, President, Chief Financial Officer, Treasurer, Corporate Secretary

David Patriquin ●  Mr. Patriquin (66) has been a director of GlobeTrac since November 2002.  Mr. Patriquin is a businessman who operates several private businesses, including a private mortgage business, a restaurant and lounge since 1984, and a real estate investment company since 1979.

John daCosta ●  Mr. daCosta (44) has been the CFO and Corporate Secretary of GlobeTrac since May 2002 and the CEO and President of GlobeTrac since February 2006.  Mr. daCosta has been a director of Global Axxess since August 2002.  In the past five years, Mr. daCosta has worked with numerous public and private companies in providing accounting and management services.

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

(e)           Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and GlobeTrac is not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following.  Gregory Pek and Jim Pratt failed to file a Form 5 (Annual Statement of Beneficial Ownership).  The other affiliates, in lieu of filing a Form 5, provided GlobeTrac with a written representation that a Form 5 was not required.

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

(g)           Audit Committee Financial Expert

GlobeTrac has no financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.  GlobeTrac’s Board of Directors has determined that it does not presently need an audit committee financial expert on the Board of Directors to carry out the duties of the Audit Committee.  GlobeTrac’s Board of Directors has determined that the cost of hiring a financial expert to act as a director of GlobeTrac and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

(h)           Identification of Audit Committee

GlobeTrac does not have a separately-designated standing audit committee.  Rather, GlobeTrac’s entire board of directors perform the required functions of an audit committee.  Currently, David Patriquin and John daCosta are the only members of GlobeTrac’s audit committee.  Mr. Patriquin meets GlobeTrac’s independent requirements for an audit committee member but Mr. daCosta does not meet GlobeTrac’s independent requirements for an audit committee member.  See Item 13. (c)  Director Independence below for more information on independence.

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

As of December 31, 2008, GlobeTrac did not have a written audit committee charter or similar document.

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

Item 11.  Executive Compensation.

GlobeTrac has paid $65,625 in compensation to its named executive officers during its 2008 fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
John daCosta CEO (1) Feb 2006 - present CFO May 2002–Present	2006 2007 2008	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	69,250(2) 63,600(2) 65,625(2)	69,250 63,600 65,625
Jim Pratt CEO Sept ‘02 –Feb ‘06	2006 2007 2008	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a

 (1)  John daCosta was also the CEO of GlobeTrac from May 2002 to September 2002.
(2)	Paid or accrued to DaCosta Management Corp., which John daCosta is the sole director and shareholder, for professional, administrative and accounting services.

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

Item 12.  Security Ownership of Certain Beneficial Holders and Management.

(a)           Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Stock	Karen Briginshaw Suite 610 – 1100 Melville Street Vancouver, BC V6E 4A6	26,289,760	29.3%
Common Stock	David Patriquin 3438 Shuswap Road Kamloops, BC V2H 1T2	20,870,626 [3]	23.2%
Common Stock	Gregory M. Pek 9 Tehran Street, Merville Village Paranaque City, Metro Manila The Philippines	12,083,010	13.4%
Common Stock	Jim Pratt 32 Greenwich Road, Greenwich Sydney, NSW 2065 Australia	13,563,602	15.1%

(1) The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

(2) Based on 89,883,198 shares of Common Stock issued and outstanding as of March 31, 2009.
(3) This number includes 320,000 shares that are beneficially owned indirectly.

(b)           Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	David Patriquin 3438 Shuswap Road Kamloops, BC V2H 1T2	20,870,626 [2]	23.2%
Common Stock	John daCosta 600 - 1100 Melville Street Vancouver, BC V6E 4A6	0	0%
Common Stock	Directors and Executive Officers (as a group)	20,870,626	23.2%
(1) Based on 89,883,198 shares of Common Stock issued and outstanding as of March 31, 2009.
(2)This number includes 320,000 shares that are beneficially owned indirectly.

(c)           Changes in Control

Management is not aware of any arrangement that may result in a change in control of GlobeTrac.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

(a)           Transactions with Related Persons

Since the beginning of GlobeTrac’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which GlobeTrac was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of GlobeTrac’s total assets at year-end for the last three completed fiscal years, except for the following:

-	DaCosta Management Corp. a company controlled by a director of GlobeTrac billed $65,625 in administrative fees. At December 31, 2008, GlobeTrac owed DaCosta Management Corp. $0.
-	$12,432 in interest was accrued during the fiscal year ended December 31, 2008 on the $500,000 note payable to David Patriquin. This note was converted to shares and the interest was forgiven.
-	On June 23, 2008, GlobeTrac issued the following amount of shares of Common Stock for settlement of debt at a price of $0.025 per share:

Name of Lender	Amount to Convert to Shares in USD $	Total Shares to be received at a conversion price of $0.025
David Patriquin	513,765.66	20,550,626
Pilenga Limited (Karen Briginshaw)	392,644.00	15,705,760
Kinnaman Trading Company Limited (Karen Briginshaw)	264,600.00	10,584,000
James Pratt	239,090.05	9,563,602
Money Layer Limited (Richard Jeffs)	202,075.26	8,083,010
Undershot Overseas Limited (Richard Jeffs)	51,220.00	2,048,800

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

(c)           Director independence

GlobeTrac’s board of directors currently consists of David Patriquin and John daCosta.  Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, GlobeTrac’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of GlobeTrac or any other individual having a relationship which, in the opinion of GlobeTrac’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from GlobeTrac in excess of $200,000 during any period of 12 consecutive months within the three past fiscal years.  Also, the ownership of GlobeTrac’s stock will not preclude a director from being independent.

In applying this definition, GlobeTrac’s board of directors has determined that Mr. Patriquin does qualify as an “independent director” pursuant to Rule 4200(a)(15) of the NASDAQ Manual but Mr. daCosta does not qualify as an “independent director” pursuant to Rule 4200(a)(15) of the NASDAQ Manual.

As of the date of the report, GlobeTrac did not maintain a separately designated compensation or nominating committee. GlobeTrac has also adopted this definition for the independence of the members of its audit committee.  David Patriquin and John daCosta serve on GlobeTrac’s audit committee.  GlobeTrac’s board of directors has determined that (1) Mr. Patriquin is “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act, and (2) Mr. daCosta is not “independent”.

Item 14.  Principal Accounting Fees and Services

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for GlobeTrac’s audit of consolidated annual financial statements and for review of financial statements included in GlobeTrac’s Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008 - $30,027 – Mendoza Berger & Company, L.L.P.
2007 - $29,929 – Mendoza Berger & Company, L.L.P.

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of GlobeTrac’s consolidated financial statements and are not reported in the preceding paragraph:

2008 - $3,076 – Mendoza Berger & Company, L.L.P.
2007 - $750 – Mendoza Berger & Company, L.L.P.

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008 - $3,235 – Mendoza Berger & Company, L.L.P.
2007 - $2,923 – Mendoza Berger & Company, L.L.P.

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008 - $0 – Mendoza Berger & Company, L.L.P.
2007 - $0 – Mendoza Berger & Company, L.L.P.

(6)  The percentage of hours expended on the principal accountant’s engagement to audit GlobeTrac’s consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Item 15.  Exhibits, Financial Statements Schedules.

(a)           Index to and Description of Exhibits.

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to GlobeTrac’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-33309 and SEC File Number333-66590.

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

GLOBETRAC INC.

Date	By:	/s/ John daCosta
John daCosta CEO, President, and Principal Executive Officer March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of GlobeTrac Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ John daCosta	President, Chief Executive Officer,	March 31, 2009
John daCosta	Principal Executive Officer, Chief Financial Officer,
Principal Financial Officer, Principal Accounting Officer,
Corporate Secretary, Treasurer and
Member of the Board of Directors

/s/ David Patriquin	Member of the Board of Directors	March 31, 2009
David Patriquin