Form 10-Q
period 2009-03-31
GLOBETRAC INC
filed 2009-05-15
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

Commission file number     000-33309

GLOBETRAC INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0953557 (I.R.S. Employer Identification No.)

1100 Melville Street, Suite #610, Vancouver, British Columbia, Canada V6E 4A6
(Address of principal executive offices) (Zip Code)

1-800-648-4287
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smallerreporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 14, 2009
common stock - $0.001 par value	89,883,198

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

GLOBETRAC INC.
BALANCE SHEETS

	March 31, 2009	December 31, 2008
	Unaudited
ASSETS

Current assets

Cash	$21,208	$26,538
Accounts receivable	40,750	43,829
Prepaids	999	999

Total current assets	$62,957	$71,366

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$47,640	$43,074
Accrued liabilities	5,287	5,287
Accrued professional fees	48,257	51,257
Due to related parties	33,265	33,106

Total current liabilities	134,449	132,724

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 authorized, none issued and
outstanding at March 31, 2009 and December 31, 2008	-	-
Common stock $0.001 par value, 200,000,000 common shares authorized,
89,883,198 issued and outstanding at March 31, 2009 and December 31, 2008	89,883	89,883
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(1,346,182)	(1,335,134)
Accumulated other comprehensive income	17,722	16,808

Total stockholders' deficit	(71,492)	(61,358)

Total liabilities and stockholders' deficit	$62,957	$71,366

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
		Consolidated

Royalty income	$23,213	$34,196

Operating expenses:

General and administrative	34,261	18,738

Net (loss) income from operations	(11,048)	15,458

Interest expense	-	(46,618)

Net loss	$(11,048)	$(31,160)

Net loss per share - basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding - basic and diluted	89,883,198	22,190,000

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

					Accumulated
	Common Stock Issued		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2008	22,190,000	$22,190	$1,167,085	$(4,511,922)	$13,108	$(3,309,539)
Net loss for the three months
ended March 31, 2008	-	-	-	(31,160)	-	(31,160)
Foreign currency exchange loss	-	-	-	-	(1,052)	(1,052)
Net comprehensive loss	-	-	-	-	-	(32,212)

Balance at March 31, 2008	22,190,000	22,190	1,167,085	(4,543,082)	12,056	(3,341,751)
Shares issued for debt	67,693,198	67,693	-	-	-	67,693
						(3,274,058)
Net Income for the nine months
ended December 31, 2008	-	-	-	3,207,948	-	3,207,948
Foreign currency exchange gain	-	-	-	-	4,752	4,752
Net comprehensive income	-	-	-	-	-	3,212,700

Balance at December 31, 2008	89,883,198	89,883	1,167,085	(1,335,134)	16,808	(61,358)
Net loss for the three months
ended March 31, 2009	-	-	-	(11,048)	-	(11,048)
Foreign currency exchange gain	-	-	-	-	914	914
Net comprehensive loss	-	-	-	-	-	(10,134)

Balance at March 31, 2009	89,883,198	$89,883	$1,167,085	$(1,346,182)	$17,722	$(71,492)

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
		Consolidated
Cash flows from operating activities:

Net loss	$(11,048)	$(31,160)

Changes in operating assets and liabilities:
Accounts receivable	3,079	26,073
Prepaids	-	715
Accounts payable	4,566	3,711
Due to related party	159	-
Accrued professional fees	(3,000)	(4,779)
Accrued interest payable on convertible notes payable	-	34,187
Advances payable	-	14
Accrued interest payable on note payable to related party	-	12,431

Net cash (used in) provided by operating activities	(6,244)	41,192

Effect of foreign currency exchange	914	(1,052)

Net (decrease) increase in cash	(5,330)	40,140

Cash, beginning of period	26,538	16,922

Cash, end of period	$21,208	$57,062

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009
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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of GlobeTrac Inc. for the year ended December 31, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008 included in the Company’s report on Form 10-K.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies are included in the Company’s Form 10-K dated and filed on April 1, 2009 for the fiscal year ended December 31, 2008. Significant accounting pronouncements that affect the Company or have been adopted or developed since December 31, 2008 are summarized below.

Recent Accounting Pronouncements

 In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement was effective for us on January 1, 2009.  We expect SFAS 141(R) will have an impact on our accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 was effective for us on January 1, 2009.  Adoption of EITF 07-1 did not have a significant impact on our financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement was effective for us on January 1, 2009.  Adoption of SFAS 160 did not have a significant impact on our financial statements.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  This statement was effective for us on January 1, 2009.  Early adoption of this provision was prohibited. The adoption of this statement did not have a material impact on our financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. The adoption of FSP 142-3 did not have a material impact on our financial statements. .

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 was effective for the Company on January 1, 2009.  The adoption of FSP APB 14-1 did not have a material impact on our results of operations or financial position or our earnings per share share calculations.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 was effective for the Company on January 1, 2009.  The adoption of FSP EITF 03-6-1 did not have a material impact on our results of operations or financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  EITF 07-5 was effective for us on January 1, 2009.  Adoption of EITF 07-5 did not have a material impact on our financial statements.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 3 – GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged their rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  The Company has accumulated a deficit of $1,346,182 since inception and additional financing will be required by the Company to fund and support its operations.  Management plans to mitigate its losses in future years by controlling its operating expenses and seeking out new business opportunities.   However, there is no assurance that the Company will be able to obtain additional financing, control their operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

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

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 6 – DUE TO RELATED PARTIES

	March 31,	December 31,
	2009	2008
Due to a company sharing a common director (a)	$159	$-
Due to a company controlled by a relative of a major shareholder	33,106	33,106

Due to related parties	$33,265	$33,106

(a)  During the three months ended March 31, 2009 and 2008 the Company paid $23,625 and $15,750 respectively, in administrative fees to a company sharing a common director.

On June 23, 2008, $161,550 in debt was forgiven by companies sharing a common director.

On June 30, 2008, a $13,766 advance payable to a director was converted into 550,626 shares of the Company’s common stock at $0.025 per share.  The difference between the conversion price of $0.025 and the market price on the date of conversion of $0.001 per share resulted in the Company recording forgiveness of debt of $13,215.  (Note 8)

On June 30, 2008, $239,090 in accrued management fees due to a former director were converted into 9,563,602 shares of the Company’s common stock at $0.025 per share. The difference between the conversion price of $0.025 and the market price on the date of conversion of $0.001 per share resulted in the Company recording forgiveness of debt of $229,526.  (Note 8)

NOTE 7 – NOTE PAYABLE TO RELATED PARTY

On June 30, 2008, the note payable to a related party in the amount of $500,000 was converted into 20,000,000 shares of the Company’s common stock at $0.025 per share. The difference between the conversion price of $0.025 and the market price on the date of conversion of $0.001 per share resulted in the Company recording forgiveness of debt of $480,000. (Note 8)

On June 23, 2008, $267,227 in accrued interest was forgiven.

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

NOTE 12 – COMMITMENT

The Company had no contingencies or long-term commitments at March 31, 2009.  Due to the forgiveness of debt and conversion of debt into common shares of the Company, the Company had no contractual obligations at March 31, 2009.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

General

This discussion and analysis should be read in conjunction with our interim unaudited financial statements and related notes included in this Form 10-Q and the audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.  Actual results may vary from the estimates and assumptions we make.

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

At March 31, 2009, our only source of income is a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of WebTech. A list of customers was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for eleven years, beginning November 1, 2004 and ending October 31, 2015.

On June 23, 2008 certain debt holders forgave $3,196,063 in debt.  On June 30, 2008 certain debt holders agreed to convert $67,693 in debt into 67,693,198 shares of our common stock.

Results of Operation

Our operating results for the three months ended March 31, 2009 and 2008 and the changes between those periods summarized as follows:

	Three Months Ended March 31,		Change Between the Three Months Ended
	2009	2008	March 31

Royalty income	$23,213	$34,196	$(10,983)

Operating expenses:
General and administrative	34,261	18,738	15,523

Net (loss) income from operations	(11,048)	15,458	(26,506)

Interest expense	-	(46,618)	46,618

Net loss	$(11,048)	$(31,160)	$20,112

Revenues

Our royalty revenue decreased by $10,983 or 32% from $34,196 for the three months ended March 31, 2008 to $23,213 for the three months ended March 31, 2009.

All of our revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. The revenue we receive from WebTech is in British Pounds.   The 32% decrease in revenue during the three months ended March 31, 2009 was primarily due to strengthening of the US dollar against the British Pound during this period as well as a decrease in revenue of approximately $4,000.  We do not expect revenue to increase unless we locate a new revenue generating business opportunity.

Operating Expenses

Our operating expenses increased by $15,523 or 83% from $18,738 for the three months ended March 31, 2008 to $34,261 for the three months ended March 31, 2009.  This increase was primarily caused by approximate increases in professional fees of $4,000 due to increases in legal fees and tax preparation fees; in administration fees of $8,000 due to fees associated with outsourcing our accounting and administrative functions; in filing fees of $2,000 due additional filing requirements as a result of being domiciled in British Columbia, Canada.

Over the next year our plan is to continue to control our operating costs.  We expect our operating costs to remain approximately the same over the next year, unless we locate a new viable business.

Interest Expense

Our interest expense decreased by $46,618 or 100% from $46,618 for the three months ended March 31, 2008 to $0 for the three months ended March 31, 2009.

Our interest expense decreased due to the holders of $586,660 in convertible notes payable agreeing to forgive the debt and when holders of $923,089 in convertible notes payable and the holder of $500,000 note payable to a related party converted their debt into shares of our common stock.

Liquidity and Capital Resources

Going Concern

The notes to our financial statements at March 31, 2009 disclose our uncertain ability to continue as a going concern.  We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  We have accumulated a deficit of $1,346,182 since inception and additional financing will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and seeking out new business opportunities.  However, there is no assurance that we will be able to obtain additional financing, control our operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As of March 31, 2009, we had a cash balance of $21,208, a working capital deficit of $71,491 and negative cash flows from operations of $6,244 for the three months then ended. During the three months ended March 31, 2009, we primarily funded our operations with the royalty revenue we received from WebTech.

The following table summarizes our sources and uses of cash for the three months ended March 31, 2009 and 2008:

	March 31,
	2009	2008
Net cash provided by (used in) operating activities	$(6,244)	$41,192

Net cash provided by investment activities	-	-

Net cash provided by financing activities	-	-

Effect of foreign currency exchange	914	(1,052)

Net (decrease) increase in cash	$(5,330)	$40,140

Net Cash Provided (Used In) Operating Activities

Net cash used in operating activities during the three months ended March 31, 2009 was $6,244. This cash was primarily used to fund our loss of $11,048 and to reduce our accrued professional fees by $3,000.  These uses of cash were offset by a $3,079 decrease in accounts receivable due to payment of royalties by WebTech;  net increases in of $4,566 and $159 in accounts payable and due to related party, respectively primarily due to an increase in professional fees.

Net cash provided by operating activities during the three months ended March 31, 2008 was $41,192. This cash was primarily provided by a collection of $26,073 in accounts receivable, utilization of $715 in prepaid expenses, increases of $3,711 in accounts payable, $34,187 in accrued interest payable on notes payable, $14 in advances payable and $12,431 in accrued interest payable on note payable to a related party. These amounts were offset by $31,160 to fund our net loss and a reduction of $4,779 in accrued professional fees.

Net Cash Used In Investing Activities

We did not have any investing activities during the three months ended March 31, 2009 and 2008.

Net Cash Provided By Financing Activities

We did not have any financing activities during the three months ended March 31, 2009 and 2008.

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

The economic downturn may make it harder for us to raise capital if we need it.  Therefore, in the future, the economic downturn may have a material adverse effect on our ability to raise operating capital.  Other than as discussed in this 10-Q report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

 Contingencies and Commitments

We had no contingencies or long-term commitments at March 31, 2009.

Contractual Obligations

We had no contractual obligations at March 31, 2009.

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

At March 31, 2009, accounts receivable consists of estimated royalty revenue for the months of February and March 2009.  Our estimate was based on the amounts we received from WebTech in the prior months of 2008.  As of the date of filing we had not received payment of the accrued royalty revenue and thus our estimated accrual could vary materially from the amount we accrued at March 31, 2009.

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

At March 31, 2009, we had approximately $21,200 in cash on deposit with a large chartered Canadian bank.  At March 31, 2009, $14,500 of this cash was not insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss.  We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At March 31, 2009, we had $40,750 in royalties’ receivable from this source.

Recent Accounting Standards and Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement was effective for us on January 1, 2009.  We expect SFAS 141(R) will have an impact on our accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 was effective for us on January 1, 2009.  Adoption of EITF 07-1 did not have a significant impact on our financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement was effective for us on January 1, 2009.  Adoption of SFAS 160 did not have a significant impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  This statement was effective for us on January 1, 2009.  Early adoption of this provision was prohibited. The adoption of this statement did not have a material impact on our financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. The adoption of FSP 142-3 did not have a material impact on our financial statements. .

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 was effective for us on January 1, 2009.  The adoption of FSP APB 14-1 did not have a material impact on our results of operations or financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 was effective for us on January 1, 2009.  The adoption of FSP EITF 03-6-1 did not have a material impact on our results of operations or financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  EITF 07-5 was effective for us on January 1, 2009.  Adoption of EITF 07-5 did not have a material impact on our financial statements.

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

GLOBETRAC INC.

Date: May 15, 2009	By:	/s/ John daCosta
John daCosta CEO, President and CFO (Principal Executive Officer and Principal Financial Officer)