Form 10-Q
period 2009-06-30
GLOBETRAC INC
filed 2009-08-14
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                              to

Commission file number     000-33309

GLOBETRAC INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0953557 (I.R.S. Employer Identification No.)
1100 Melville Street, Suite #610, Vancouver, British Columbia, Canada (Address of principal executive offices)	V6E 4A6 (Zip Code)
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
 [ T ] Yes         [    ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[    ] Yes         [    ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ T ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[    ] Yes         [ X ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 14, 2009
common stock - $0.001 par value	89,883,198

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

GLOBETRAC INC.
BALANCE SHEETS

	June 30, 2009	December 31, 2008
	Unaudited
ASSETS

Current assets

Cash	$31,698	$26,538
Accounts receivable	11,514	43,829
Prepaids	999	999

Total current assets	$44,211	$71,366

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$59,508	$43,074
Accrued liabilities	5,288	5,287
Accrued professional fees	41,142	51,257
Due to related parties	33,266	33,106

Total current liabilities	139,204	132,724

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 authorized, none issued and
outstanding at June 30, 2009 and December 31, 2008	-	-
Common stock $0.001 par value, 200,000,000 common shares authorized,
89,883,198 issued and outstanding at June 30, 2009 and December 31, 2008	89,883	89,883
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(1,365,373)	(1,335,134)
Accumulated other comprehensive income	13,412	16,808

Total stockholders' deficit	(94,993)	(61,358)

Total liabilities and stockholders' deficit	$44,211	$71,366

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Royalty income	$10,357	$38,708	$33,570	$72,904

Operating expenses:

General and administrative	29,548	26,921	63,809	45,659

Net (loss) income from operations	(19,191)	11,787	(30,239)	27,245

Interest Expense	-	-	-	(46,618)

Net (loss) income from operations before forgiveness of debt	(19,191)	11,787	(30,239)	(19,373)

Forgiveness of debt	-	3,196,063	-	3,196,063

Net (loss) income from operations	$(19,191)	$3,207,850	$(30,239)	$3,176,690

Net (loss) earnings per share - basic and diluted	$(0.00)	$0.14	$(0.00)	$0.14

Weighted average number of shares outstanding - basic and diluted	89,883,198	22,933,881	89,883,198	22,561,941

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

					Accumulated
	Common Stock Issued		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2008	22,190,000	$22,190	$1,167,085	$(4,511,922)	$13,108	$(3,309,539)
Shares issued for debt	67,693,198	67,693	-	-	-	67,693
Net income for the six months ended June 30, 2008	-	-	-	3,176,690	-	3,176,690
Foreign currency exchange gain	-	-	-	-	(1,053)	(1,053)
Net comprehensive income	-	-	-	-	-	3,175,637

Balance at June 30, 2008	89,883,198	89,883	1,167,085	(1,335,232)	12,055	(66,209)
Net income for the six months ended December 31, 2008	-	-	-	98	-	98
Foreign currency exchange gain	-	-	-	-	4,753	4,753
Net comprehensive loss	-	-	-	-	-	4,851

Balance at December 31, 2008	89,883,198	89,883	1,167,085	(1,335,134)	16,808	(61,358)
Net loss for the six months ended June 30, 2009	-	-	-	(30,239)	-	(30,239)
Foreign currency exchange gain	-	-	-	-	(3,396)	(3,396)
Net comprehensive loss	-	-	-	-	-	(33,635)

Balance at June 30, 2009	89,883,198	$89,883	$1,167,085	$(1,365,373)	$13,412	$(94,993)

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash flows from operating activities:

Net (loss) income	$(30,239)	$3,176,690

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Forgiveness of debt	-	(1,624,638)
Forgiveness of convertible notes payable	-	(586,660)
Forgiveness of accrued interest on convertible notes payable	-	(540,014)
Forgiveness of advances payable	-	(15,974)
Forgiveness of debt due to related parties	-	(161,550)
Forgiveness of interest on note payable to related party	-	(267,227)

Changes in operating assets and liabilities:
Accounts receivable	32,315	26,030
Prepaids	-	2,115
Accounts payable	16,434	5,504
Accrued liabilities	1	-
Accrued professional fees	(10,115)	(17,792)
Accrued interest on convertible notes payable	-	34,187
Advances payable	-	14
Due to related parties	160	-
Accrued interest on note payable to related party	-	12,431

Net cash provided by (used in) operating activities	8,556	43,116

Effect of foreign currency exchange	(3,396)	(1,053)

Net increase (decrease) in cash	5,160	42,063

Cash, beginning of period	26,538	16,922

Cash, end of period	$31,698	$58,985

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

Non-cash changes in assets and liabilities:
Conversion of convertible notes payable into common shares	$-	$(36,924)
Conversion of advances payable into common shares	$-	$(655)
Conversion of debt due to related parties to common shares	$-	$(10,114)
Conversion of note payable to related party to common shares	$-	$(20,000)
Issuance of common shares for debt	$-	$67,693

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of GlobeTrac Inc. for the year ended December 31, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008 included in the Company’s report on Form 10-K.

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
JUNE 30, 2009
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

Effective January 1, 2009, Globetrac, Inc. adopted Financial Accounting Standards Board's (FASB) Statement No. 160 (FAS 160), Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51. FAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS 160 required retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  The adoption of FAS 160 did not have a material impact on the Company's financial statements.

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

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
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

In June 2009, the FASB issued Statement No. 168, ("SFAS 168") Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009, which means July 1, 2009 for GlobeTrac, Inc. We do not expect the adoption of the Codification to have an impact on our financial position or results of operations.

NOTE 3 – GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged their rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  The Company has accumulated a deficit of $1,365,373 since inception and additional financing will be required by the Company to fund and support its operations.  Management plans to mitigate its losses in future years by controlling its operating expenses and seeking out new business opportunities.   However, there is no assurance that the Company will be able to obtain additional financing, control their operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

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

NOTE 6 – DUE TO RELATED PARTIES

	June 30,	December 31,
	2009	2008
Due to a company sharing a common director (a)	$159	$-
Due to a company controlled by a relative of a major shareholder	33,107	33,106

Due to related parties	$33,266	$33,106

(a)  During the six months ended June 30, 2009 and 2008 the Company paid $47,250 and $31,500 respectively, in administrative fees to a company sharing a common director.

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

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

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

NOTE 12 – COMMITMENT

The Company had no contingencies or long-term commitments at June 30, 2009.  Due to the forgiveness of debt and conversion of debt into common shares of the Company, the Company had no contractual obligations at June 30, 2009.

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

At June 30, 2009, our only source of income is a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of WebTech. A list of customers was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for eleven years, beginning November 1, 2004 and ending October 31, 2015.

On June 23, 2008 certain debt holders forgave $3,196,063 in debt.  On June 30, 2008 certain debt holders agreed to convert $67,693 in debt into 67,693,198 shares of our common stock.

Results of Operation

Our operating results for the three and six months ended June 30, 2009 and 2008 and the changes between those periods summarized as follows:

	Three Months Ended June 30,		Increase (Decrease) Between the Three Months Ended June 30, 2009	Six Months Ended June 30,		Increase (Decrease) Between the Six Months Ended June 30, 2009
	2009	2008	and 2008	2009	2008	and 2008
Royalty income	$10,357	$38,708	$(28,351)	$33,570	$72,904	$(39,334)
Operating expenses:
General and administrative	29,548	26,921	2,627	63,809	45,659	18,150
Net income (loss) from operations	(19,191)	11,787	(30,978)	(30,239)	27,245	(57,484)
Interest expense	-	-	-	-	(46,618)	46,618
Net income (loss) from operations before forgiveness of debt	(19,191)	11,787	(30,978)	(30,239)	(19,373)	(10,866)
Forgiveness of debt	-	3,196,063	(3,196,063)	-	3,196,063	(3,196,063)
Net income (loss)	$(19,191)	$3,207,850	$(3,227,041)	$(30,239)	$3,176,690	$(3,206,929)

Revenues

Our royalty revenue decreased by $28,351 or 73% from $38,708 for the three months ended June 30, 2008 to $10,357 for the three months ended June 30, 2009.

Our royalty revenue decreased by $39,334 or 54% from $72,904 for the six months ended June 30, 2008 to $33,570 for the six months ended June 30, 2009.

All of our revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. The revenue we receive from WebTech is in British Pounds.   The 54% decrease in revenue during the six months ended June 30, 2009 was due in part to strengthening of the US dollar against the British Pound during this period as well as a decrease in the revenue earned in British Pounds.  We do not expect revenue to increase unless we locate a new revenue generating business opportunity.

Operating Expenses

Our operating expenses increased by $2,627 or 9% from $26,921 for the three months ended June 30, 2008 to $29,548 for the three months ended June 30, 2009.  This increase was primarily caused by approximate increases in administration fees of $7,875 due to fees associated with outsourcing our accounting and administrative functions and in filing fees of $909 due additional filing requirements as a result of being domiciled in British Columbia, Canada. These increases were offset primarily by a decrease in professional fees of $6,845.

Our operating expenses increased by $18,150 or 40% from $45,659 for the six months ended June 30, 2008 to $63,809 for the six months ended June 30, 2009.  This increase was primarily caused by approximate increases in administration fees of $15,750 due to fees associated with outsourcing our accounting and administrative functions; in filing fees of $3,155 due additional filing requirements as a result of being domiciled in British Columbia, Canada and in foreign exchange expense of $1,239.  These increases were offset primarily by a decrease in professional fees of $3,037.

Over the next year our plan is to continue to control our operating costs.  We expect our operating costs to remain approximately the same over the next year, unless we locate a new viable business.

Interest Expense

Interest expense for the three months ended June 30, 2008 and 2009 was $0 in both periods due to the conversion of some debt to shares and the forgiveness of other debt.

Our interest expense decreased by $46,618 or 100% from $46,618 for the six months ended June 30, 2008 to $0 for the six months ended June 30, 2009.

Our interest expense decreased due to the holders of $586,660 in convertible notes payable agreeing to forgive the debt and when holders of $923,089 in convertible notes payable and the holder of $500,000 note payable to a related party converted their debt into shares of our common stock.

Liquidity and Capital Resources

Going Concern

The notes to our financial statements at June 30, 2009 disclose our uncertain ability to continue as a going concern.  We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  We have accumulated a deficit of $1,365,373 since inception and additional financing will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and seeking out new business opportunities.  However, there is no assurance that we will be able to obtain additional financing, control our operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As of June 30, 2009, we had a cash balance of $31,698, a working capital deficit of $94,993 and positive cash flows from operations of $8,556 for the six months then ended. During the six months ended June 30, 2009, we primarily funded our operations with the royalty revenue we received from WebTech.

The following table summarizes our sources and uses of cash for the six months ended June 30, 2009 and 2008:

	June 30,
	2009	2008
Net cash provided by operating activities	$8,556	$43,116

Net cash provided by investment activities	-	-

Net cash provided by financing activities	-	-

Effect of foreign currency exchange	(3,396)	(1,053)

Net increase in cash	$5,160	$42,063

Net Cash Provided Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2009 was $8,556. This cash was primarily provided by a decrease in our accounts receivable of $32,315 due to payment of royalties by WebTech an increase in our accounts payable of $16,434 which were offset by our loss of $30,239, a reduction of our accrued professional fees by $10,115 and the effect of foreign currency exchange of $3,396.

Net cash provided by operating activities during the six months ended June 30, 2008 was $43,116. This cash was primarily provided by a collection of $26,030 in accounts receivable, utilization of $2,115 in prepaid expenses, increases of $5,504 in accounts payable, $34,187 in accrued interest payable on notes payable, $14 in advances payable and $12,431 in accrued interest payable on note payable to a related party. These amounts were offset by a payment of $17,792 in accrued professional fees.

Net Cash Used In Investing Activities

We did not have any investing activities during the six months ended June 30, 2009 and 2008.

Net Cash Provided By Financing Activities

We did not have any financing activities during the six months ended June 30, 2009 and 2008.

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

 Contingencies and Commitments

We had no contingencies or long-term commitments at June 30, 2009.

Contractual Obligations

We had no contractual obligations at June 30, 2009.

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

At June 30, 2009, accounts receivable consists of estimated royalty revenue for the months of May and June 2009.  Our estimate was based on the amounts we received from WebTech in the prior months of 2009.  As of the date of filing we had not received payment of the accrued royalty revenue and thus our estimated accrual could vary materially from the amount we accrued at June 30, 2009.

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

At June 30, 2009, we had approximately $30,239 in cash on deposit with a large chartered Canadian bank.  At June 30, 2009, $827 of this cash was not insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss.  We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At June 30, 2009, we had $11,514 in royalties’ receivable from this source.

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

Effective January 1, 2009, we adopted Financial Accounting Standards Board's (FASB) Statement No. 160 (FAS 160), Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51. FAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS 160 required retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  The adoption of FAS 160 did not have a material impact on the Company's financial statements.

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

In June 2009, the FASB issued Statement No. 168, ("SFAS 168") Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009, which means July 1, 2009 for us. We do not expect the adoption of the Codification to have an impact on our financial position or results of operations.

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

GLOBETRAC INC.

Date: August 14, 2009	By:	/s/ John daCosta
	Name:	John daCosta
	Title:	CEO, President and CFO (Principal Executive Officer and Principal Financial Officer)