Form 10-Q
period 2009-09-30
GLOBETRAC INC
filed 2009-11-16
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
[    ] Yes         [ X ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 13, 2009
common stock - $0.001 par value	89,883,198

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GLOBETRAC INC.
BALANCE SHEETS

	September 30, 2009	December 31, 2008
	Unaudited
ASSETS

Current assets

Cash	$14,872	$26,538
Accounts receivable	9,694	43,829
Prepaids	8,890	999

Total current assets	$33,456	$71,366

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$55,456	$43,074
Accrued liabilities	6,288	5,287
Accrued professional fees	45,482	51,257
Due to related parties	33,640	33,106

Total current liabilities	140,866	132,724

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 authorized, none issued and
outstanding at September 30, 2009 and December 31, 2008	-	-
Common stock $0.001 par value, 200,000,000 common shares authorized,
89,883,198 issued and outstanding at September 30, 2009 and December 31, 2008	89,883	89,883
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(1,377,790)	(1,335,134)
Accumulated other comprehensive income	13,412	16,808

Total stockholders' deficit	(107,410)	(61,358)

Total liabilities and stockholders' deficit	$33,456	$71,366

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Royalty income	$16,818	$51,781	$50,388	$124,685

Operating expenses:

General and administrative	29,235	39,949	93,044	85,608

Net (loss) income from operations	(12,417)	11,832	(42,656)	39,077

Interest Expense	-	-	-	(46,618)

Net (loss) income from operations before forgiveness of debt	(12,417)	11,832	(42,656)	(7,541)

Forgiveness of debt	-	-	-	3,196,063

Net (loss) income from operations	$(12,417)	$11,832	$(42,656)	$3,188,522

Net (loss) earnings per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.07

Weighted average number of shares outstanding - basic and diluted	89,883,198	89,883,198	89,883,198	45,166,158

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

					Accumulated
	Common Stock Issued		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2008	22,190,000	$22,190	$1,167,085	$(4,511,922)	$13,108	$(3,309,539)
Shares issued for debt	67,693,198	67,693	-	-	-	67,693

Net income for the nine months ended September 30, 2008	-	-	-	3,188,522	-	3,188,522
Foreign currency exchange gain	-	-	-	-	3,793	3,793
Net comprehensive income	-	-	-	-	-	3,192,315

Balance at September 30, 2008	89,883,198	89,883	1,167,085	(1,323,400)	16,901	(49,531)
Net loss for the three months ended December 31, 2008	-	-	-	(11,734)	-	(11,734)
Foreign currency exchange gain	-	-	-	-	(93)	(93)
Net comprehensive loss	-	-	-	-	-	(11,827)

Balance at December 31, 2008	89,883,198	89,883	1,167,085	(1,335,134)	16,808	(61,358)
Net loss for the nine months ended September 30, 2009	-	-	-	(42,656)	-	(42,656)
Foreign currency exchange gain	-	-	-	-	(3,396)	(3,396)
Net comprehensive loss	-	-	-	-	-	(46,052)

Balance at September 30, 2009	89,883,198	$89,883	$1,167,085	$(1,377,790)	$13,412	$(107,410)

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

Cash flows from operating activities:

Net (loss) income	$(42,656)	$3,188,522

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Forgiveness of debt	-	(1,624,638)
Forgiveness of convertible notes payable	-	(586,660)
Forgiveness of accrued interest on convertible notes payable	-	(540,014)
Forgiveness of advances payable	-	(15,974)
Forgiveness of debt due to related parties	-	(161,550)
Forgiveness of interest on note payable to related party	-	(267,227)

Changes in operating assets and liabilities:
Accounts receivable	34,135	18,404
Prepaids	(7,891)	4,035
Accounts payable	12,382	(4,682)
Accrued liabilities	1,001	(15,957)
Accrued professional fees	(5,775)	-
Accrued interest on convertible notes payable	-	34,187
Advances payable	-	14
Due to related parties	534	-
Accrued interest on note payable to related party	-	12,431

Net cash (used in) provided by operating activities	(8,270)	40,891

Effect of foreign currency exchange	(3,396)	3,793

Net (decrease) increase in cash	(11,666)	44,684

Cash, beginning of period	26,538	16,922

Cash, end of period	$14,872	$61,606

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

Non-cash changes in assets and liabilities:
Conversion of convertible notes payable into common shares	$-	$(36,924)
Conversion of advances payable into common shares	$-	$(655)
Conversion of debt due to related parties to common shares	$-	$(10,114)
Conversion of note payable to related party to common shares	$-	$(20,000)
Issuance of common shares for debt	$-	$67,693

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of GlobeTrac Inc. for the year ended December 31, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008 included in the Company’s report on Form 10-K.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies are included in the Company’s Form 10-K dated and filed on April 1, 2009 for the fiscal year ended December 31, 2008. Significant accounting pronouncements that affect the Company or have been adopted or developed since December 31, 2008 are summarized below.

Recent Accounting Pronouncements

 In December 2007, the FASB issued SFAS No. 141(R), Business Combinations,(ASC 805, Business Combinations) “ASC 805”,, which replaces SFAS 141, Business Combinations.  ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values.ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement was effective for us on January 1, 2009.  We expect ASC 805 will have an impact on our accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements ,(ASC 808, Collaborative Arrangements) “ASC 808”. The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under ASC 808 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. ASC 808 was effective for us on January 1, 2009.  Adoption of ASC 808 did not have a significant impact on our financial statements.

Effective January 1, 2009, Globetrac, Inc. adopted Financial Accounting Standards Board's Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (ASC 810, Consolidation) “ASC 810”. ASC 810 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  ASC 810 required retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of ASC 810 will be applied prospectively.  The adoption of ASC 810 did not have a material impact on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (ASC 815 Derivatives and Hedging) “ASC 815”.   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of ASC 815 are effective for fiscal years beginning after November 15, 2008.  This statement was effective for us on January 1, 2009.  Early adoption of this provision was prohibited. The adoption of this statement did not have a material impact on our financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets  (ASC 30-50 General Intangibles Other than Goodwill) “ASC 30-50”. ASC 30-50 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This ASC is effective prospectively for intangible assets acquired or renewed after January 1, 2009. The adoption of ASC 30-50 did not have a material impact on our financial statements. .

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 (ASC 470-20 Debt with Conversion and Other Options) “ASC 470-20”, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). ASC 470-20 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, ASC 470-20 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC 470-201 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. ASC 470-20 was effective for the Company on January 1, 2009.  The adoption of ASC 470-20 did not have a material impact on our results of operations or financial position or our earnings per share share calculations.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC 260 Earnings per Share) “ASC 260”, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. ASC 260 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. ASC 260 was effective for the Company on January 1, 2009.  The adoption of ASC 260 did not have a material impact on our results of operations or financial position.

In June 2008, the FASB issued EITF Issue 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (ASC 815-40 Contracts in Entity’s own Equity) “ASC 815-40”.  ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-40 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  ASC 815-40 was effective for us on January 1, 2009.  Adoption of ASC 815-40 did not have a material impact on our financial statements.

In June 2009, the FASB issued Statement No. 168, Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (ASC 105, Generally Accepted Accounting Principles) “ASC 105”. ASC 105 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 will be effective for financial statements issued for reporting periods that end after September 15, 2009, which means July 1, 2009 for GlobeTrac, Inc. The adoption of the Codification did not have an impact on our financial position or results of operations.

NOTE 3 – GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when they exchanged their rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  The Company has accumulated a deficit of $1,377,790 since inception and additional financing will be required by the Company to fund and support its operations.  Management plans to mitigate its losses in future years by controlling its operating expenses and seeking out new business opportunities.   However, there is no assurance that the Company will be able to obtain additional financing, control their operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND RELATED ACCRUED INTEREST DUE ON DEMAND

On June 23, 2008, the holders of convertible notes payable totaling $511,660 agreed to forgive the debt.

On June 30, 2008, a convertible note payable in the amount of $162,149 was converted into 6,485,970 shares of the Company’s common stock at $0.025 per share.  A difference between the conversion price of $0.025 and market price on the date of conversion of $0.001 per share resulted in the Company recording $155,663 to forgiveness of debt.  (Note 9)

On June 23, 2008, the holder of a convertible note payable in the amount of $75,000 agreed to forgive the note.

On June 30, 2008, convertible notes payable totaling $760,940 were converted into 30,437,600 shares of the Company’s common stock at $0.025 per share.  A difference between the conversion price of $0.025 and market price on the date of conversion of $0.001 per share resulted in the Company recording forgiveness of debt of $730,503.  (Note 9)

On June 23, 2008, $540,014 in interest accrued on the convertible notes payable was forgiven.

NOTE 5 – ADVANCES PAYABLE

On June 23, 2008 $15,974 in advances payable were forgiven.

On June 30, 2008, $16,385 in advances payable were converted into 655,400 shares of the Company’s common stock at $0.025 per share.  The difference between the conversion price of $0.025 and the market price on the date of conversion of $0.001 per share resulted in the Company recording forgiveness of debt of $15,730.  (Note 9)

NOTE 6 – DUE TO RELATED PARTIES

	September 30,	December 31,
	2009	2008
Due to a company sharing a common director (a)	$534	$-
Due to a company controlled by a relative of a major shareholder	33,107	33,106

Due to related parties	$33,266	$33,106

(a)  During the nine months ended September 30, 2009 and 2008 the Company paid $78,232 and $47,250 respectively, in administrative fees to a company sharing a common director.

On June 23, 2008, $161,550 in debt was forgiven by companies sharing a common director.

On June 30, 2008, a $13,766 advance payable to a director was converted into 550,626 shares of the Company’s common stock at $0.025 per share.  The difference between the conversion price of $0.025 and the market price on the date of conversion of $0.001 per share resulted in the Company recording forgiveness of debt of $13,215.  (Note 9)

On June 30, 2008, $239,090 in accrued management fees due to a former director were converted into 9,563,602 shares of the Company’s common stock at $0.025 per share. The difference between the conversion price of $0.025 and the market price on the date of conversion of $0.001 per share resulted in the Company recording forgiveness of debt of $229,526.  (Note 9)

NOTE 7 – NOTE PAYABLE TO RELATED PARTY

On June 30, 2008, the note payable to a related party in the amount of $500,000 was converted into 20,000,000 shares of the Company’s common stock at $0.025 per share. The difference between the conversion price of $0.025 and the market price on the date of conversion of $0.001 per share resulted in the Company recording forgiveness of debt of $480,000. (Note 9)

On June 23, 2008, $267,227 in accrued interest was forgiven.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 8 – RELATED PARTY PREPAIDS

On September 29, 2009 the Company prepaid $7,891 in administration fees for the month of October to a company controlled by a director.

NOTE 9 – COMMON STOCK

On June 30, 2008, the Company issued 67,693,198 shares of their common stock at $0.025 per share in settlement of $1,692,330 in debt. A difference between the conversion price of $0.025 and market price on the date of conversion of $0.001 per share resulted in the Company recording $1,624,637 as forgiveness of debt. (Notes 4, 5, 6 and 7)

NOTE 10 – SALE OF SUBSIDIARY

On June 12, 2008 the Company sold all of its shares in Global Axxess for $2 to unrelated parties. The sale of Global Axxess did not have any effect on the Companies operations because Global Axxess was inactive.

NOTE 11 – ROYALTY AGREEMENT

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

NOTE 12  – COMMITMENT

The Company had no contingencies or long-term commitments at September 30, 2009.  Due to the forgiveness of debt and conversion of debt into common shares of the Company, the Company had no contractual obligations at September 30, 2009.

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

At September 30, 2009, our only source of income is a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of WebTech. A list of customers was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for eleven years, beginning November 1, 2004 and ending October 31, 2015.

On June 23, 2008 certain debt holders forgave $3,196,063 in debt.  On June 30, 2008 certain debt holders agreed to convert $67,693 in debt into 67,693,198 shares of our common stock.

Results of Operation

Our operating results for the three and nine months ended September 30, 2009 and 2008 and the changes between those periods summarized as follows:

	Three Months Ended September 30,		Increase (Decrease Between theThree Months Ended	Nine Months Ended September 30,		Increase (Decrease) Between the Nine Months Ended
	2009	2008	September 30, 2009 and 2008	2009	2008	September 30, 2009 and 2008
Royalty income	$16,818	$51,781	$(34,963)	$50,388	$124,685	$(74,297)
Operating expenses:
General and Administrative	29,235	39,949	(10,714)	93,044	85,608	7,436
Net income (loss) from operations	(12,417)	11,832	(24,249)	(42,656)	39,077	(81,733)
Interest expense	-	-	-	-	46,618	(46,618)
Net income (loss) from operations before forgiveness of debt	(12,417)	11,832	(24,249)	(42,656)	(7,541)	(35,115)
Forgiveness of debt	-	-	-	-	3,196,063	(3,196,063)
Net income (loss)	$(12,417)	$11,832	$(24,249)	$(42,656)	$3,188,522	$(3,231,178)

Revenues

Our royalty revenue decreased by $34,963 or 68% from $51,781 for the three months ended September 30, 2008 to $16,818 for the three months ended September 30, 2009.

Our royalty revenue decreased by $74,297 or 60% from $124,685 for the nine months ended September 30, 2008 to $50,388 for the nine months ended September 30, 2009.

All of our revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. The revenue we receive from WebTech is in British Pounds.   The 60% decrease in revenue during the nine months ended September 30, 2009 was due in part to strengthening of the US dollar against the British Pound during this period as well as a decrease in the revenue earned in British Pounds of 50%.  We do not expect revenue to increase unless we locate a new revenue generating business opportunity.

Operating Expenses

Our operating expenses decreased by $10,714 or 37% from $39,949 for the three months ended September 30, 2008 to $29,235 for the three months ended September 30, 2009.  This decrease was primarily caused by a decrease in professional fees of $9,243 and an increase of $9,832 in foreign exchange gains. These increases were offset primarily by an increase in administration fees of $7,876 due to fees associated with outsourcing our accounting and administrative functions.

Our operating expenses increased by $7,436 or 9% from $85,608 for the nine months ended September 30, 2008 to $93,044 for the nine months ended September 30, 2009.  This increase was primarily caused by approximate increases in administration fees of $23,626 due to fees associated with outsourcing our accounting and administrative functions and in filing fees of $3,558 due additional filing requirements as a result of being domiciled in British Columbia, Canada.  These increases were offset primarily by a decrease in professional fees of $12,280 and an increase of  $8,593 in foreign exchange gains.

Over the next year our plan is to continue to control our operating costs.  We expect our operating costs to remain approximately the same over the next year, unless we locate a new viable business.

Interest Expense

Interest expense for the three months ended September 30, 2008 and 2009 was $0 in both periods due to the conversion of some debt to shares and the forgiveness of other debt.

Our interest expense decreased by $46,618 or 100% from $46,618 for the nine months ended September 30, 2008 to $0 for the nine months ended September 30, 2009.

Our interest expense decreased due to the holders of $586,660 in convertible notes payable agreeing to forgive the debt and when holders of $923,089 in convertible notes payable and the holder of $500,000 note payable to a related party converted their debt into shares of our common stock.

Liquidity and Capital Resources

Going Concern

The notes to our financial statements at September 30, 2009 disclose our uncertain ability to continue as a going concern.  We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  We have accumulated a deficit of $1,377,790 since inception and additional financing will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and seeking out new business opportunities.  However, there is no assurance that we will be able to obtain additional financing, control our operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As of September 30, 2009, we had a cash balance of $14,872, a working capital deficit of $107,410 and negative cash flows from operations of $8,270 for the nine months then ended. During the nine months ended September 30, 2009, we primarily funded our operations with the royalty revenue we received from WebTech and collections of outstanding accounts receivable.

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2009 and 2008:

	September 30,
	2009	2008
Net cash (used in) provided by operating activities	$(8,270)	$40,891
Net cash used in investment activities	-	-
Net cash provided by financing activities	-	-
Effect of foreign currency exchange	(3,396)	3,793
Net (decrease) increase in cash	$(11,666)	$44,684

Net Cash Provided Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2009 was $8,270. This cash was primarily used to cover our net loss of $42,656, an increase in our prepaids of $7,891, a decrease in accrued professional fees of $5,775 and the effect of foreign currency exchange of $3,396.  These uses of cash were offset by a decrease in our accounts receivable of $34,135 due to payment of royalties by WebTech an increase in our accounts payable of $12,382 and an increase in accrued accounts payable of $1,001.

Net cash provided by operating activities during the nine months ended September 30, 2008 was $40,891. This cash was primarily provided by a collection of $18,404 in accounts receivable, utilization of $4,035 in prepaid expenses, $34,187 in accrued interest payable on notes payable, $14 in advances payable, $12,431 in accrued interest payable on note payable to a related party and $3,793 for the effects of foreign currency translation. These amounts were offset by payments of $15,957 in accrued liabilities and of $4,682 in accounts payable.

Net Cash Used In Investing Activities

We did not have any investing activities during the nine months ended September 30, 2009 and 2008.

Net Cash Provided By Financing Activities

We did not have any financing activities during the nine months ended September 30, 2009 and 2008.

Conversion of Debt

On June 23, 2008, we converted $923,089 in convertible notes payable, $16,385 in advances payable, $252,856 in debt due to related parties and a $500,000 note payable to a related party into 67,693,198 shares of our common stock.

Challenges and Risks

We have accumulated a deficit of approximately $1.4 million to date and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through the receipt of the royalty payments from Webtech and locating a viable business.

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

 Contingencies and Commitments

We had no contingencies or long-term commitments at September 30, 2009.

Contractual Obligations

We had no contractual obligations at September 30, 2009.

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

At September 30, 2009, accounts receivable consists of estimated royalty revenue for the months of August and Sepember 2009.  Our estimate was based on the amounts we received from WebTech in the prior months of 2009.  As of the date of filing we had not received payment of the accrued royalty revenue and thus our estimated accrual could vary materially from the amount we accrued at September 30, 2009.

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

At September 30, 2009, we had approximately $14,872 in cash on deposit with a large chartered Canadian bank.  At September 30, 2009, $11,450 of this cash was not insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss.  We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At September 30, 2009, we had $9,694 in royalties’ receivable from this source.

Recent Accounting Standards and Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ,(ASC 808, Collaborative Arrangements) “ASC 808”, which replaces SFAS 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. ASC 808 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement was effective for us on January 1, 2009.  We expect ASC 808 will have an impact on our accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (ASC 808 Collaborative Arrangements) "ASC 808". The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under ASC 808 applies to the entire collaborative agreement. ASC 808 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. ASC 808 was effective for us on January 1, 2009.  Adoption of ASC 808 did not have a significant impact on our financial statements.

Effective January 1, 2009, we adopted Financial Accounting Standards Board's (FASB) Statement No. 160   Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (ASC 810, Consolidation) “ASC 810”,. ASC 810 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  ASC 810 required retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of ASC 810 will be applied prospectively.  The adoption of ASC 810 did not have a material impact on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161  Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133)  (ASC 815 Derivatives and Hedging) “ASC 815”.   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of ASC 815 are effective for fiscal years beginning after November 15, 2008.  This statement was effective for us on January 1, 2009.  Early adoption of this provision was prohibited. The adoption of this statement did not have a material impact on our financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets  (ASC 30-50 General Intangibles Other than Goodwill) “ASC 30-50”. ASC 30-50 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. The adoption of ASC 30-50 did not have a material impact on our financial statements. .

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 , Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)  (ASC 470-20 Debt with Conversion and Other Options) “ASC 470-20”. ASC 470-20 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, ASC 470-20 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. ASC 470-20 was effective for us on January 1, 2009.  The adoption of ASC 470-20 did not have a material impact on our results of operations or financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 , Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC 260 Earnings per Share) “ASC 260”, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. ASC 260 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. ASC 260 was effective for us on January 1, 2009.  The adoption of ASC 260 did not have a material impact on our results of operations or financial position.

In June 2008, the FASB issued EITF Issue 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (ASC 815-40 Contracts in Entity’s own Equity) “ASC 815-40”.  ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-40 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  ASC 815-40 was effective for us on January 1, 2009.  Adoption of ASC 815-40 did not have a material impact on our financial statements.

In June 2009, the FASB issued Statement No. 168, Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105, Generally Accepted Accounting Principles) “ASC 105”. ASC 105. ASC 105 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 will be effective for financial statements issued for reporting periods that end after September 15, 2009, which means July 1, 2009 for us. The adoption of the Codification did not have an impact on our financial position or results of operations.

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

GLOBETRAC INC.

Dated: November 13, 2009	By:	/s/ John daCosta
	Name:	John daCosta
	Title:	CEO, President and CFO (Principal Executive Officer and Principal Financial Officer)