Form 10-K
period 2009-12-31
GLOBETRAC INC
filed 2010-03-31
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number 000-33309

GLOBETRAC INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0953557 (I.R.S. Employer Identification No.)
1100 Melville Street, Suite 610 Vancouver, British Columbia, Canada (Address of principal executive offices)	V6E 4A6 (Zip Code)

Registrant’s telephone number, including area code:  1-800-648-4287

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] Yes         [ T ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[   ] Yes         [ T ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ T ] Yes         [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[    ] Yes         [   ]  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ T ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ T ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[   ] Yes         [ X ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $157,826.77 as of June 30, 2009 ($0.0092425 X 17,076,200)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 29, 2010
common stock - $0.0001 par value	89,883,198

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2009, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Item 2.  Properties.

GlobeTrac’s principal executive office is 1100 Melville Street, Suite 610, Vancouver, British Columbia, V6E 4A6, Canada.  Other than this office, GlobeTrac does not currently maintain any other facilities, and does not anticipate the need for maintaining other facilities at any time in the foreseeable future. GlobeTrac pays no rent or other fees for the use of the office as these offices are used virtually full-time by other businesses of GlobeTrac’s CEO.

Item 3.  Legal Proceedings.

GlobeTrac is not a party to any pending legal proceedings and, to the best of GlobeTrac’s knowledge, none of GlobeTrac’s property or assets are the subject of any pending legal proceedings.

Item 4.  (Removed and Reserved).

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

High & Low Bids
Period ended	High	Low	Source
25 March 2010	$0.004	$0.0011	Pink OTC Markets Inc.
31 December 2009	$0.0033	$0.002	Pink OTC Markets Inc.
30 September 2009	$0.007	$0.003	Pink OTC Markets Inc.
30 June 2009	$0.01	$0.0006	Pink OTC Markets Inc.
31 March 2009	$0.0018	$0.0006	Pink OTC Markets Inc.
31 December 2008	$0.003	$0.0001	Pink OTC Markets Inc.
30 September 2008	$0.0085	$0.003	Pink OTC Markets Inc.
30 June 2008	$0.009	$0.001	Pink OTC Markets Inc.
31 March 2008	$0.007	$0.0012	Pink OTC Markets Inc.

(b)           Holders of Record

GlobeTrac has approximately 41 holders of record of GlobeTrac’s Common Stock as of December 31, 2009 according to a shareholders’ list provided by GlobeTrac’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by GlobeTrac of the number of beneficial owners of common stock held in street name.  The transfer agent for GlobeTrac’s common stock is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403 Las Vegas, NV 89119 and their telephone number is 702-361-3033.

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

(d)           Recent Sales of Unregistered Securities

On June 23, 2008, GlobeTrac entered into various agreements (the “Agreements”) with certain of its creditors for the purpose of restructuring the majority of liabilities of GlobeTrac.  Pursuant to the terms of these Agreements, the following creditors agreed to forgive certain obligations due from GlobeTrac without consideration:

Debt	Amount Retired
Wet Coast Management Corp.	$786,086.93
Da Costa Management Corp.	$156,795.56
Bayshore Management Corp.	$4,754.99
Richard N. Jeffs	$15,974.74
Totals	$963,612.22

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

Other than the sales mention above there have been no other sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The information in this annual report on Form 10-K contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology.  Actual events or results may differ materially from those events or results included in the forward-looking statements.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time in the reports we file with the Securities and Exchange Commission.  Some, but not all, of these risks include, among other things:

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

At December 31, 2009, our only source of income is a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of WebTech. A list of customers was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for eleven years, beginning November 1, 2004 and ending October 31, 2015.

On June 23, 2008 certain debt holders forgave $3,196,062 in debt.  On June 30, 2008 certain debt holders agreed to convert $67,693 in debt into 67,693,198 shares of our common stock.

Results of Operation

Our operating results for the years ended December 31, 2009 and 2008 and the changes between those periods summarized as follows:

	Year Ended December 31,		Increase (Decrease) Between the Years Ended December 31,
	2009	2008	2009 and 2008

Royalty income	$56,240	$144,963	$(88,723)
Operating expenses:
General and administrative	129,273	112,832	16,441
Net (loss) income from operations	(73,033)	32,131	(105,164)
Interest expense	-	(46,618)	46,618
Net loss before forgiveness of debt and franchise tax	(73,033)	(14,487)	(58,546)
Franchise tax	(125)	(4,787)	4,662
Net loss before forgiveness of debt	(73,158)	(19,274)	(53,884)
Forgiveness of debt	-	3,196,062	(3,196,062)
Net income (loss)	$(73,158)	$3,176,788	$(3,249,946)

Revenues

Our royalty revenue decreased by $88,723 or 61% from $144,963 for the year ended December 31, 2008 to $56,240 for the year ended December 31, 2009.

All of our revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. The revenue we receive from WebTech is in British Pounds.   The 61% decrease in revenue during the year ended December 31, 2009 was due primarily to a decrease in the revenue earned in British Pounds of 56% and in part to strengthening of the US dollar against the British Pound during this period.  We do not expect revenue to increase unless we locate a new revenue generating business opportunity.

Operating Expenses

Our operating expenses increased by $16,441 or 15% from $112,832 for the year ended December 31, 2008 to $129,273 for the year ended December 31, 2009.  This increase was primarily caused by approximate increases in administration fees of $28,875 due to fees associated with outsourcing our accounting and administrative functions and in filing fees of $2,225 due to additional filing requirements as a result of being domiciled in British Columbia, Canada.  These increases were offset primarily by a decrease in professional fees of $9,786 and an increase of $5,940 in foreign exchange gains.

Over the next year our plan is to continue to control our operating costs.  We expect our operating costs to remain approximately the same over the next year, unless we locate a new viable business.

Interest Expense

Our interest expense decreased by $46,618 or 100% from $46,618 for the year ended December 31, 2008 to $0 for the year ended December 31, 2009.

Our interest expense decreased due to the holders of $586,660 in convertible notes payable agreeing to forgive the debt and when holders of $923,089 in convertible notes payable and the holder of a $500,000 note payable to a related party converted their debt into shares of our common stock.

Franchise Tax

Our franchise tax expense decreased by $4,662 or 97% from $4,787 for the year ended December 31, 2008 to $125 for the year ended December 31, 2009. The decrease in our franchise tax expense was mainly due to late fees and back taxes charged in 2008 that were not repeated in 2009 and the closing of our California office in 2009.

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

Liquidity and Capital Resources

Going Concern

The notes to our financial statements at December 31, 2009 disclose our uncertain ability to continue as a going concern.  We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  We have accumulated a deficit of $1,408,292 since inception and additional financing will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and seeking out new business opportunities.  However, there is no assurance that we will be able to obtain additional financing, control our operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As of December 31, 2009, we had a cash balance of $13,438, a working capital deficit of $137,912 and negative cash flows from operations of $9,704 for the year then ended. During the year ended December 31, 2009, we primarily funded our operations with the royalty revenue we received from WebTech, increasing our accounts payable and collections of outstanding accounts receivable.

The following table summarizes our sources and uses of cash for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
Net cash (used in) provided by operating activities	$(9,704)	$5,916
Net cash used in investment activities	-	-
Net cash provided by financing activities	-	-
Effect of foreign currency exchange	(3,396)	3,700
Net (decrease) increase in cash	$(13,100)	$9,616

Net Cash Used in, Provided by Operating Activities

Net cash used in operating activities during the year ended December 31, 2009 was $9,704. This cash was primarily used to cover our net loss of $73,158, a decrease in accrued professional fees of $1,257 and the effect of foreign currency exchange of $3,396.  These uses of cash were offset by a decrease in our accounts receivable of $38,943 due to payment of royalties by WebTech, an increase in our accounts payable of $16,000, an increase in amounts due to related parties of $9,142 and an increase in accrued accounts payable of $626.

Net cash provided by operating activities during the year ended December 31, 2008 was $5,916. This cash was primarily provided by a utilization of $4,035 in prepaid legal fees, increases of $5,287 in accrued legal fees, $34,187 in accrued interest on the convertible notes payable, a $13 adjustment for foreign exchange in advances payable, and $12,432 in accrued interest on the note payable to a related party.  These increases in cash  were primarily offset by a $1,874 decrease in collection of royalty revenue receivable, paying down accounts payable and accrued professional fees by $15,262 and $13,628 respectively, forgiveness of convertible notes payable of $586,660, forgiveness of interest on convertible notes payable of $540,014, forgiveness of advances payable of $15,974, forgiveness of debt due to related parties of $161,550, forgiveness of interest on a note payable to a related party of $267,227 and forgiveness of debt of $1,624,637 which was the difference between the conversion price ($0.025) and market price $(0.001) of our common stock on the date $1,692,330 in debt was converted into 67,693,198 shares of our common stock.

Net Cash Used In Investing Activities

We did not have any investing activities during the year ended December 31, 2009 and 2008.

Net Cash Provided By Financing Activities

We did not have any financing activities during the year ended December 31, 2009 and 2008.

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

 Income Taxes

Income tax expense has not been recognized for the years ended December 31, 2009 and 2008 and no taxes were payable at December 31, 2009 or 2008 because we have incurred losses since its inception.

The following table sets out our net tax losses at December 31:

	2009	2008
Net tax losses	$73,158	$19,274

The entire forgiveness of debt in the amount of $3,196,062 is deemed non-taxable due to our technical insolvency as of June 30, 2008, as described in Section 108 of the Internal Revenue Code.  At June 30, 2008, liabilities exceed total assets by approximately $3.3 million.  In addition, in accordance with Federal Income Tax Regulation 1.108-7(a) (2), our net operating loss carry forward has been permanently offset by $3,196,062, the amount of the forgiveness of debt deemed to be non-taxable by our technical insolvency.  Therefore, we had no remaining U.S. net operating loss carry forward at December 31, 2008.

At December 31, 2009 and 2008 we had the following deferred tax assets that primarily relate to net operating losses.  A 100% valuation allowance has been established; as we believe it is more likely than not that the deferred tax assets will not be realized:

	2009	2008
Federal loss carryforwards	$24,874	$-
State loss carryforwards	6,365	-

Less: Valuation allowance	(31,239)	-

	$-	$-

In 2009 our valuation allowance increased by $31,239. In 2008 our valuation allowance decreased by $834,177.

At December 31, 2009 and 2008, we had the following net operating loss carryforwards (NOLs):

	2009	2008
Net operating loss carryforwards	$73,158	$-

The federal and state NOLs expire at December 31, 2029.

NOLs incurred prior to May 6, 2002 are subject to an annual limitation due to the ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction.  Unused annual limitations may be carried over to future years until the net operating losses expire.  Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.

Contingencies and Commitments

We had no contingencies or long-term commitments at December 31, 2009.

Contractual Obligations

We had no contractual obligations at December 31, 2009.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At December 31, 2009, our allowance for doubtful accounts was $0.

At December 31, 2009, accounts receivable consists of estimated royalty revenue for the months of November and December 2009.  Our estimate was based on the amounts we received from WebTech in the prior months of 2009.  As of the date of filing we had not received payment of the accrued royalty revenue and thus our estimated accrual could vary materially from the amount we accrued at December 31, 2009.

Financial Instruments

Foreign Exchange Risk

We are subject to foreign exchange risk on our royalty revenue which is denominated in UK pounds and some purchases which are denominated in Canadian dollars. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  Foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currency result in gains and losses that are reflected in our Statement of Operations. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenue. Conversely, our net revenue will decrease when the U.S. dollar strengthens against foreign currencies. We do not believe that we have any material risk due to foreign currency exchange.

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

At December 31, 2009, we had approximately $13,438 in cash on deposit with a large chartered Canadian bank.  At December 31, 2009, all of this cash was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  We continually monitor the financial condition of our customer to reduce the risk of loss.  We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At December 31, 2009, we had $4,886 in royalties’ receivable from this source.

Recent Accounting Standards and Pronouncements

In June 2009, the FASB issued Statement No. 168, Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105, Generally Accepted Accounting Principles) “ASC 105”.. ASC 105 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 will be effective for financial statements issued for reporting periods that end after September 15, 2009, which means July 1, 2009 for us. The adoption of the Codification did not have an impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ,(ASC 805, Business Combinations) “ASC 805”, which replaces SFAS 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement was effective for us on January 1, 2009.  We expect ASC 805 will have an impact on our accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements, (ASC 808, Collaborative Arrangements).ASC 808 concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under ASC 808 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. ASC 808 was effective for us on January 1, 2009.  Adoption of ASC 808 did not have a significant impact on our financial statements.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets  (ASC 350-30 General Intangibles Other than Goodwill) “ASC 350-30”. ASC 350-30 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. The adoption of ASC 350-30 did not have a material impact on our financial statements.

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

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”).  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  Adoption of ASC 855-10 did not have a material impact on the Company’s consolidated results of operations or financial condition.  The Company has evaluated subsequent events from December 31, 2009 to the date the financial statements were issued.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

GlobeTrac is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.  Financial Statements and Supplementary Data.

GLOBETRAC INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
GlobeTrac, Inc.

We have audited the accompanying balance sheets of GlobeTrac, Inc., as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit and comprehensive income, and cash flows for the years then ended.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlobeTrac, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mendoza Berger & Company, LLP
Mendoza Berger & Company, LLP Irvine, California March 25, 2010

GLOBETRAC INC.
BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS
Current assets
Cash	$13,438	$26,538
Accounts receivable	4,886	43,829
Prepaids	999	999

Total current assets	$19,323	$71,366

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$59,074	$43,074
Accrued liabilities	5,913	5,287
Accrued professional fees	50,000	51,257
Due to related parties	42,248	33,106

Total current liabilities	157,235	132,724

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 authorized, none issued and
outstanding at December 31, 2009 and 2008	-	-
Common stock $0.001 par value, 200,000,000 common shares authorized,
89,883,198 issued and outstanding at December 31, 2009 and 2008	89,883	89,883
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(1,408,292)	(1,335,134)
Accumulated other comprehensive income	13,412	16,808

Total stockholders' deficit	(137,912)	(61,358)

Total liabilities and stockholders' deficit	$19,323	$71,366

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 30, 2009 AND 2008

	Year ended December 31,
	2009	2008

Royalty income	$56,240	$144,963

Operating expenses:

General and administrative	129,273	112,832

Net (loss) income from operations	(73,033)	32,131

Interest expense	-	(46,618)

Net loss before forgiveness of debt and franchise tax	(73,033)	(14,487)

Franchise tax	(125)	(4,787)

Net loss before forgiveness of debt	(73,158)	(19,274)

Forgiveness of debt	-	3,196,062

Net (loss) income from operations	$(73,158)	$3,176,788

Net (loss) earnings per share - basic and diluted	$0.00	$0.06

Weighted average number of shares outstanding - basic and diluted	89,883,198	56,221,553

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Accumulated
	Common Stock Issued		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2008	22,190,000	$22,190	$1,167,085	$(4,511,922)	$13,108	$(3,309,539)
Shares issued for debt	67,693,198	67,693	-	-	-	67,693

Net income for the year ended December 31, 2008	-	-	-	3,176,788	-	3,176,788
Foreign currency exchange gain	-	-	-	-	3,700	3,700
Net comprehensive income	-	-	-	-	-	3,180,488

Balance at December 31, 2008	89,883,198	89,883	1,167,085	(1,335,134)	16,808	(61,358)
Net loss for the year ended December 31, 2009	-	-	-	(73,158)	-	(73,158)
Foreign currency exchange gain	-	-	-	-	(3,396)	(3,396)
Net comprehensive income	-	-	-	-	-	(76,554)

Balance at December 31, 2009	89,883,198	$89,883	$1,167,085	$(1,408,292)	$13,412	$(137,912)

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Cash flows from operating activities:
Net (loss) income	$(73,158)	$3,176,788
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Forgiveness of debt	-	(1,624,637)
Forgiveness of convertible notes payable	-	(586,660)
Forgiveness of accrued interest on convertible notes payable	-	(540,014)
Forgiveness of advances payable	-	(15,974)
Forgiveness of debt due to related parties	-	(161,550)
Forgiveness of interest on note payable to related party	-	(267,227)

Changes in operating assets and liabilities:
Accounts receivable	38,943	(1,874)
Prepaids	-	4,035
Accounts payable	16,000	(15,262)
Accrued liabilities	626	5,287
Accrued professional fees	(1,257)	(13,628)
Accrued interest on convertible notes payable	-	34,187
Advances payable	-	13
Due to related parties	9,142	-
Accrued interest on note payable to related party	-	12,432

Net cash (used in) provided by operating activities	(9,704)	5,916
Effect of foreign currency exchange	(3,396)	3,700

Net (decrease) increase in cash	(13,100)	9,616
Cash, beginning of period	26,538	16,922

Cash, end of period	$13,438	$26,538

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

Non-cash changes in assets and liabilities:
Conversion of convertible notes payable into common shares	$-	$(36,924)
Conversion of advances payable into common shares	$-	$(655)
Conversion of debt due to related parties to common shares	$-	$(10,114)
Conversion of note payable to related party to common shares	$-	$(20,000)
Issuance of common shares for debt	$-	$67,693

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Nature of Operations

GlobeTrac Inc. (GlobeTrac or the Company) was incorporated in the state of Delaware on March 2, 2000 as 411 Place.com, Inc.  On February 28, 2001, the Company changed its name to Artescope, Inc. and on July 29, 2002 changed its name to GlobeTrac Inc.  The Company’s principal executive offices are headquartered in Canada.  On August 27, 2002 the Company acquired 100% of the shares of Global Axxess Corporation Limited (Global Axxess), a company incorporated in Ireland.  On June 12, 2008 the Company sold its shares of Global Axxess, its only subsidiary.  Global Axxess owned 100% of the issued and outstanding shares of Globetrac Limited (Limited), a company incorporated in the United Kingdom, until March 20, 2007 when Limited was officially dissolved and all of Limited’s assets and liabilities were assumed by GlobeTrac. As a result of terminating its operations in Europe, the Company is seeking new business opportunities.

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

Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.  At December 31, 2009 and 2008, the Company had no cash equivalents.

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At December 31, 2009 and 2008, our allowance for doubtful accounts was $0.

Revenue Recognition

Royalty revenue is recognized when pervasive evidence of an agreement exists, when it is received or when the royalty income is determinable and collectibility is reasonably assured.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At December 31, 2009 and 2008, the Company had approximately $13,000 and $26,000 respectively, in cash on deposit with a large chartered Canadian bank.  At December 31, 2009 and 2008, $0 and $1,000 respectively, of this cash was not insured.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Accounts receivable consists of royalty income from one customer and is not collateralized.  Management continually monitors the financial condition of its customer to reduce the risk of loss.  The Company routinely assesses the financial strength of its source of revenue income and as a consequence, concentration of credit risk is limited. At December 31, 2009 and 2008, the Company had $4,886 and $43,829 in royalties’ receivable from this customer.

Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources.  The Company had $13,412 and $16,808 in accumulated other comprehensive income for the years ended December 31, 2009 and 2008, respectively, from its foreign currency translation.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Stock-Based Compensation

The Company accounts for Stock-Based Compensation in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 718 “Compensation – Stock Compensation”, which requires recording expense for stock compensation based on a fair value based method.

The Company uses the “modified prospective method” which requires the Company to recognize compensation costs for all stock-based payments granted, modified or settled in financial statements.

The Company has no outstanding options or warrants at December 31, 2009 and 2008.

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

At December 31, 2009 and 2008, the Company did not have any outstanding options or warrants. All of the Company’s convertible debt was converted or forgiven during the year ended December 31, 2008.  Potential common shares have been excluded from the diluted loss per share computation in net loss periods as their inclusion would be anti-dilutive.

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

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
DECEMBER 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (ASC 470-20 Debt with Conversion and Other Options) “ASC 470-20”. ASC 470-20 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, ASC 470-20 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC 470-201 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. ASC 470-20 was effective for the Company on January 1, 2009.  The adoption of ASC 470-20 did not have a material impact on our results of operations or financial position or our earnings per share share calculations.

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

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”).  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  Adoption of ASC 855-10 did not have a material impact on the Company’s consolidated results of operations or financial condition.  The Company has evaluated subsequent events from December 31, 2009 to the date the financial statements were issued.

NOTE 3 – GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when it exchanged its rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  The Company has an accumulated deficit of $1,408,292 since inception and additional financing will be required by the Company to fund and support its operations.  Management plans to mitigate its losses in future years by controlling its operating expenses and seeking out new business opportunities.   However, there is no assurance that the Company will be able to obtain additional financing, control their operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

NOTE 6 – DUE TO RELATED PARTIES

	December 31,	December 31,
	2009	2008
Due to a company sharing a common director (a)	$9,142	$-
Due to a company controlled by a relative of a major shareholder	33,106	33,106

Due to related parties	$42,248	$33,106

(a)  During the years ended December 31, 2009 and 2008 the Company paid $94,500 and $65,625 respectively, in administrative fees to a company sharing a common director.

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
DECEMBER 31, 2009

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

NOTE 10 – ROYALTY AGREEMENT

On November 1, 2004 the Company agreed, pursuant to a termination and transfer agreement, to discontinue, marketing, distributing and installing global wireless tracking and telematics equipment in Europe, which was carried on through its wholly-owned subsidiary, GlobeTrac Limited, in exchange for certain assets and liabilities and a six percent royalty to be paid to GlobeTrac Inc. on gross sales of all existing and qualified potential customers that the Company had in Europe. This royalty agreement expires on October 31, 2015.

NOTE 11 – INCOME TAXES

Income tax expense has not been recognized for the years ended December 31, 2009 and 2008 and no taxes were payable at December 31, 2009 or 2008 because the Company has incurred losses since its inception.

The company has made a provision for state franchise taxes payable to the States of Delaware and California as set out in the following table:

State	2009	2008
Delaware	$125	$3,987
California	-	800
Total	$125	$4,787

The following table sets out the Company’s net tax gains (losses) at December 31:

	2009	2008
Net tax losses	$73,158	$19,274

The entire forgiveness of debt in the amount of $3,196,062 is deemed non-taxable due to the Company’s technical insolvency as of June 30, 2008, as described in Section 108 of the Internal Revenue Code.  At June 30, 2008, liabilities exceed total assets by approximately $3.3 million.  In addition, in accordance with Federal Income Tax Regulation 1.108-7(a) (2), the Company’s net operating loss carry forward has been permanently offset by $3,196,062, the amount of the forgiveness of debt deemed to be non-taxable by the Company’s technical insolvency.  Therefore, the Company had no remaining U.S. net operating loss carry forward at December 31, 2008.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 11 – INCOME TAXES (Continued)

At December 31, 2009 and 2008 the Company had the following deferred tax assets that primarily relate to net operating losses.  A 100% valuation allowance has been established; as management believes it is more likely than not that the deferred tax assets will not be realized:

	2009	2008
Federal loss carryforwards	$24,874	$-
State loss carryforwards	6,365	-

Less: Valuation allowance	(31,239)	-

	$-	$-

The Company’s valuation allowance increased during 2009 by $31,239 following a decrease in 2008 of $834,177.

At December 31, 2009 and 2008, the Company had the following net operating loss carryforwards (NOLs):

	2009	2008
Net operating loss carryforwards	$73,158	$-

The federal and state NOL’s expire at December 31, 2029.

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

The Company files income tax returns in U.S. federal and various state jurisdictions.  The Company is beyond the statute of limitations subjecting it to U.S. federal and state income tax examinations by tax authorities for years before 2006 and 2005, respectively.  The Company is not currently subject to any income tax examinations by any tax authority.  Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

NOTE 12  – COMMITMENT

The Company had no contingencies or long-term commitments at December 31, 2009.  Due to the forgiveness of debt and conversion of debt into common shares of the Company, the Company had no contractual obligations at December 31, 2009.

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

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by GlobeTrac’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of GlobeTrac’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, it was found that the internal controls can be relied upon.

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

Changes in Internal Controls

As of the end of the period covered by this report, there have been no changes in GlobeTrac’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, GlobeTrac’s internal control over financial reporting.

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

David Patriquin ●  Mr. Patriquin (67) has been a director of GlobeTrac since November 2002.  Mr. Patriquin is a businessman who operates several private businesses, including a private mortgage business, a restaurant and lounge since 1984, and a real estate investment company since 1979.

John daCosta ●  Mr. daCosta (45) has been the CFO and Corporate Secretary of GlobeTrac since May 2002 and the CEO and President of GlobeTrac since February 2006.  Mr. daCosta was a director of Globetrac’s subsidiary Global Axxess from August 2002 until it was sold in June of 2008.  In the past five years, Mr. daCosta has worked with numerous public and private companies in providing accounting and management services.

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

(e)           Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and GlobeTrac is not aware of any failures to file a required report during the period covered by this annual report.

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

(h)           Identification of Audit Committee

GlobeTrac does not have a separately-designated standing audit committee.  Rather, GlobeTrac’s entire board of directors perform the required functions of an audit committee.  Currently, David Patriquin and John daCosta are the only members of GlobeTrac’s audit committee.  Mr. Patriquin meets GlobeTrac’s independent requirements for an audit committee member but Mr. daCsota does not meet GlobeTrac’s independent requirements for an audit committee member.  See Item 13. (c)  Director Independence below for more information on independence.

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

As of December 31, 2009, GlobeTrac did not have a written audit committee charter or similar document.

(i)           Code of Ethics

GlobeTrac has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  A copy of GlobeTrac’s adopted code of ethics is attached to this annual report.  See Exhibit 14 – Code of Ethics for more information.  GlobeTrac undertakes to provide any person with a copy of its code of ethics free of charge.  Please contact John daCosta at 604-648-0528 to request a copy of GlobeTrac’s code of ethics.  Management believes GlobeTrac’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11.  Executive Compensation.

GlobeTrac has paid $94,500 in compensation to its named executive officers during its 2009 fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan ($) (g)	Non- qualified Deferred Compen- sation Earnings ($) (h)	All other compen- sation ($) (i)	Total ($) (j)
John daCosta CEO (1) Feb 2006 - present CFO May 2002–Present	2007 2008 2009	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	63,600(2) 65,625(2) 94,500(2)	63,600 65,625 94,500
(1)	John daCosta was also the CEO of GlobeTrac from May 2002 to September 2002.
(2)	Paid or accrued to DaCosta Management Corp., which John daCosta is the sole director and shareholder, for professional, administrative and accounting services.

Since GlobeTrac’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between GlobeTrac and any of its directors whereby such directors are compensated for any services provided as directors.

There are no other employment agreements between GlobeTrac and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of GlobeTrac or from a change in a named executive officer’s responsibilities following a change in control.

Item 12.  Security Ownership of Certain Beneficial Holders and Management.

(a)           Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Stock	Karen Briginshaw Suite 610 – 1100 Melville Street Vancouver, BC V6E 4A6	26,289,760	29.3%
Common Stock	David Patriquin 3438 Shuswap Road Kamloops, BC V2H 1T2	20,870,626 [3]	23.2%
Common Stock	Gregory M. Pek 9 Tehran Street, Merville Village Paranaque City, Metro Manila The Philippines	12,083,010	13.4%
Common Stock	Jim Pratt 32 Greenwich Road, Greenwich Sydney, NSW 2065 Australia	13,563,602(4)	15.09%

[1]
The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2]	Based on 89,883,198 shares of Common Stock issued and outstanding as of March 29, 2009.
[3]	This number includes 320,000 shares that are beneficially owned indirectly.
[4]	This number includes 4,000,000 shares that are beneficially owned indirectly.

(b)           Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	David Patriquin 3438 Shuswap Road Kamloops, BC V2H 1T2	20,870,626 [2]	23.2%
Common Stock	John daCosta 600 - 1100 Melville Street Vancouver, BC V6E 4A6	0	0%
Common Stock	Directors and Executive Officers (as a group)	20,870,626	23.2%
[1]	Based on 89,883,198 shares of Common Stock issued and outstanding as of March 29, 2010.
[2]	This number includes 320,000 shares that are beneficially owned indirectly.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

(a)           Transactions with Related Persons

Since the beginning of GlobeTrac’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which GlobeTrac was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of GlobeTrac’s total assets at year-end for the last three completed fiscal years, except for the following:

-	DaCosta Management Corp., a company controlled by a director of GlobeTrac, billed $94,500 in administrative fees.
-	In the year ended December 31, 2008 Da Costa Management Corp. billed $65,625.

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

2009 - $19,008 – Mendoza Berger & Company, L.L.P.
2008 - $30,027 – Mendoza Berger & Company, L.L.P.

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of GlobeTrac’s financial statements and are not reported in the preceding paragraph:

2009 - $0 – Mendoza Berger & Company, L.L.P.
2008 - $3,076 – Mendoza Berger & Company, L.L.P.

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009 - $3,441 – Mendoza Berger & Company, L.L.P.
2008 - $3,235 – Mendoza Berger & Company, L.L.P.

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009 - $0 – Mendoza Berger & Company, L.L.P
2008 - $0 – Mendoza Berger & Company, L.L.P.

(6)  The percentage of hours expended on the principal accountant’s engagement to audit GlobeTrac’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Item 15.  Exhibits, Financial Statements Schedules.

1.             Financial Statements

Financial statements of GlobeTrac Inc. have been included in Item 8 above.

2.             Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

3.             Exhibits

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

GLOBETRAC INC.

Date	By:	/s/ John daCosta
	Name:	John daCosta
	Title:	CEO, President, and Principal Executive Officer
	Dated:	March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of GlobeTrac Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ John daCosta	President, Chief Executive Officer,	March 29, 2010
John daCosta	Principal Executive Officer, Chief Financial Officer, Principal Financial Officer,
Principal Accounting Officer,
Corporate Secretary, Treasurer
and Member of the Board of Directors

/s/ David Patriquin	Member of the Board of Directors	March 29, 2010
David Patriquin