Form 10-Q
period 2010-03-31
GLOBETRAC INC
filed 2010-05-17
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[    ] Yes         [ X ]  No
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 14, 2010
common stock - $0.001 par value	89,883,198

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GLOBETRAC INC.
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets

Cash	$5,127	$13,438
Accounts receivable	6,084	4,886
Prepaids	999	999

Total current assets	$12,210	$19,323

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$56,103	$59,074
Accrued liabilities	1,178	5,913
Accrued professional fees	44,000	50,000
Due to related parties	57,134	42,248

Total current liabilities	158,415	157,235

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 authorized, none issued and
outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock $0.001 par value, 200,000,000 common shares authorized,
89,883,198 issued and outstanding at March 31, 2010 and December 31, 2009	89,883	89,883
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(1,416,585)	(1,408,292)
Accumulated other comprehensive income	13,412	13,412

Total stockholders' deficit	(146,205)	(137,912)

Total liabilities and stockholders' deficit	$12,210	$19,323

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
	Three months ended March 31, 2010	Three months ended March 31, 2009

Royalty income	$11,005	$23,213

Operating expenses:

General and administrative	19,298	34,261

Net loss from operations	(8,293)	(11,048)

Provision for income tax	-	-

Net loss	$(8,293)	$(11,048)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	89,883,198	89,883,198

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

					Accumulated
	Common Stock Issued		Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	of Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2009	89,883,198	$89,883	$1,167,085	$(1,335,134)	$16,808	$(61,358)
Net loss for the three months ended March 31, 2009	-	-	-	(11,048)	-	(11,048)
Foreign currency exchange gain	-	-	-	-	914	914
Net comprehensive income	-	-	-	-	-	(10,134)

Balance at March 31, 2009 (unaudited)	89,883,198	89,883	1,167,085	(1,346,182)	17,722	(71,492)
Net loss for the nine months ended December 31, 2009	-	-	-	(62,110)	-	(62,110)
Foreign currency exchange gain	-	-	-	-	(4,310)	(4,310)
Net comprehensive income	-	-	-	-	-	(66,420)

Balance at December 31, 2009	89,883,198	89,883	1,167,085	(1,408,292)	13,412	(137,912)
Net loss for the three months ended March 31, 2010	-	-	-	(8,293)	-	(8,293)

Balance at March 31, 2010 (unaudited)	89,883,198	$89,883	$1,167,085	$(1,416,585)	$13,412	$(146,205)

Note: There is no Preferred Stock issued and outstanding.

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

Cash flows from operating activities:

Net loss	$(8,293)	$(11,048)

Changes in operating assets and liabilities:
Accounts receivable	(1,198)	3,079
Prepaids	-	-
Accounts payable	(2,971)	4,566
Accrued liabilities	(4,735)	-
Accrued professional fees	(6,000)	(3,000)
Due to related party	14,886	159

Net cash used in operating activities	(8,311)	(6,244)

Effect of foreign currency exchange	-	914

Net decrease in cash	(8,311)	(5,330)

Cash, beginning of period	13,438	26,538

Cash, end of period	$5,127	$21,208

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
UNAUDITED

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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of GlobeTrac Inc. for the year ended December 31, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009 included in the Company’s report on Form 10-K.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
UNAUDITED

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.  At March 31, 2010 and December 31, 2009, the Company had no cash equivalents.

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At March 31, 2010 and December 31, 2009, our allowance for doubtful accounts was $0.

Revenue Recognition

Royalty revenue is recognized when pervasive evidence of an agreement exists, when it is received or when the royalty income is determinable and collectibility is reasonably assured.

Financial Instruments

Foreign Exchange Risk

The Company is subject to foreign exchange risk on our royalty revenue which is denominated in UK pounds and some purchases which are denominated in Canadian dollars. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  Foreign exchange rate fluctuations may adversely impact the Company’s results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currency (the US dollar) result in gains and losses that are reflected in our Income Statement. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenue. Conversely, the Company’s net revenue will decrease when the U.S. dollar strengthens against foreign currencies. The Company does not believe that it has any material risk due to foreign currency exchange.

Foreign exchange gains or losses were immaterial for the three months ending March 31, 2010.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
UNAUDITED

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments (Continued)

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

At March 31, 2010 and December 31, 2009, the Company had approximately $5,000 and $13,000 respectively, in cash on deposit with a large chartered Canadian bank.  At March 31, 2010 and December 31, 2009, $1,600 and $0 respectively, of this cash was not insured.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Accounts receivable consists of royalty income from one customer and is not collateralized.  Management continually monitors the financial condition of its customer to reduce the risk of loss.  The Company routinely assesses the financial strength of its source of revenue income and as a consequence, concentration of credit risk is limited. At March 31, and December 31, 2009, the Company had $6,084 and $4,886 in royalties’ receivable from this customer.

Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources.  The Company had $0 and $914 in other comprehensive income for the three months ended March 31, 2010 and 2009, respectively, from its foreign currency translation.

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

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
UNAUDITED

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company had no outstanding options or warrants at March 31, 2010 and December 31, 2009.

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

At March 31, 2010 and December 31, 2009, the Company did not have any outstanding options or warrants. All of the Company’s convertible debt was converted or forgiven during the year ended December 31, 2008.

Segment Reporting

The Company is centrally managed, has limited operations and operates in one business segment.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (ASC 105, Generally Accepted Accounting Principles) “ASC 105”. ASC 105 became the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 will be effective for financial statements issued for reporting periods that end after September 15, 2009, which means July 1, 2009 for GlobeTrac, Inc. The adoption of the Codification did not have an impact on our financial position or results of operations.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
UNAUDITED

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

FASB ASC 810 Consolidation (“ASC 810”) became effective for us on January 1, 2010, and was amended to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC 810 was effective January 1, 2010 and did not have a significant impact on our financial statements.

FASB ASC 860 Transfers and Servicing (“ASC 860”) was amended to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC 860 was effective January 1, 2010 and did not have a significant impact on our financial statements.

NOTE 3 – GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when it exchanged its rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  The Company has an accumulated deficit of $1,416,585 since inception and additional financing will be required by the Company to fund and support its operations.  Management plans to mitigate its losses in future years by controlling its operating expenses and seeking out new business opportunities.   However, there is no assurance that the Company will be able to obtain additional financing, control their operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
UNAUDITED

NOTE 4 – DUE TO RELATED PARTIES

	March 31,	December 31,
	2010	2009
Due to a company sharing a common director (a)	$24,028	$9,142
Due to a company controlled by a relative of a major shareholder	33,106	33,106

Due to related parties	$57,134	$42,248

(a)  During the three months ended March 31, 2010 and December 31, 2009 the Company paid $23,625 and $23,625 respectively, in administrative fees to a company sharing a common director.

NOTE 5 – ROYALTY AGREEMENT

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

NOTE 6  – COMMITMENT

The Company had no contingencies or long-term commitments at March 31, 2010.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General

This discussion and analysis should be read in conjunction with our interim unaudited financial statements and related notes included in this Form 10-Q and the audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.  Actual results may vary from the estimates and assumptions we make.

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

At March 31, 2010, our only source of income is a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of WebTech. A list of customers was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for eleven years, beginning November 1, 2004 and ending October 31, 2015.

Results of Operation

Our operating results for the three months ended March 31, 2010 and 2009 and the changes between those periods summarized as follows:

	Three months ended March 31,			Increase (Decrease) Between the three months
	2010		2009	ended March 31, 2010 and 2009
Royalty income		$11,005	$23,213	$(12,208)
Operating expenses:
General and administrative		19,298	34,261	(10,308)
Net loss from operations		(8,293)	(11,048)	1,900
Provision for income tax		-	-	(4,655)
Net income (loss)	$	(8,293)	$(11,048)	$(2,755)

Revenues

Our royalty revenue decreased by $12,208 or 53% from $23,213 for the three months ended March 31, 2009 to $11,005 for the three months ended March 31, 2010.

All of our revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. The revenue we receive from WebTech is in British Pounds.   The 53% decrease in revenue during the three months ended March 31, 2010 was due to a decrease in the revenue earned in British Pounds of 55% offset by a strengthening of the British Pound against the US dollar during this period.  We do not expect revenue to increase unless we locate a new revenue generating business opportunity.

Operating Expenses

Our operating expenses decreased by $14,963 or 44% from $34,261 for the three months ended March 31, 2009 to $19,298 for the three months ended March 31, 2010.  This decrease was primarily caused by decreases in professional fees of $5,048 due to reduced legal costs and a credit for audit fees that were overaccrued in the prior period.  There was a recovery of $4,655 in franchise taxes due to an overaccrual in the prior year.  Filing fees and administrative fees also decreased by $2,728 and $884 respectively due to overaccrual of expenses in prior periods.

Over the next year our plan is to continue to control our operating costs.  We expect our operating costs to remain approximately the same over the next year, unless we locate a new viable business.

Franchise Tax

Our franchise tax expense decreased by $4,655 from $0 for the three months ended March 31, 2009 to a recovery of $4,655 for the three months ended March 31, 2010. This recovery was caused by an overaccrual of franchise tax in 2008 that had been based on 2007’s franchise tax expense.  These charges were not repeated in 2009 because they mostly related to late filing fees from prior years.  Franchise taxes of $258 for 2009 have been paid up to date so the $4,912 that was accrued in 2008 and 2009 was taken back into income.

Liquidity and Capital Resources

Going Concern

The notes to our financial statements at March 31, 2010 disclose our uncertain ability to continue as a going concern.  We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  We have accumulated a deficit of $1,416,585 since inception and additional financing will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and seeking out new business opportunities.  However, there is no assurance that we will be able to obtain additional financing, control our operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As of March 31, 2010, we had a cash balance of $5,127, a working capital deficit of $146,205 and negative cash flows from operations of $8,311 for the three months then ended. During the three months ended March 31, 2010, we primarily funded our operations with the royalty revenue we received from WebTech and by increasing the amounts due to related parties.

The following table summarizes our sources and uses of cash for the three months ended March 31, 2010 and 2008:

	March 31,
	2010	2009
Net cash used in operating activities	$(8,311)	$(6,244)
Net cash used in investment activities	-	-
Net cash provided by financing activities	-	-
Effect of foreign currency exchange	-	914
Net decrease in cash	$(8,311)	$(5,330)

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2010 was $8,311. This cash was primarily used to cover our net loss of $8,293 an increase in accounts receivable of $1,198 and decreases in accounts payable of $2,971, accrued liabilities of $4,735 and accrued professional fees of $6,000.  These uses of cash were offset by an increase in the amounts due to related parties of $14,886.

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

Net Cash Used In Investing Activities

We did not have any investing activities during the three months ended March 31, 2010 and 2008.

Net Cash Provided By Financing Activities

We did not have any financing activities during the three months ended March 31, 2010 and 2008.

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

The economic downturn may make it harder for us to raise capital if we need it.  Therefore, in the future, the economic downturn may have a material adverse effect on our ability to raise operating capital.  Other than as discussed in this 10-Q and our 10-K report for the year ended December 31, 2009, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Contingencies and Commitments

We had no contingencies or long-term commitments at March 31, 2010.

Contractual Obligations

We had no contractual obligations at March 31, 2010.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At March 31, 2010, our allowance for doubtful accounts was $0.

At March 31, 2010, accounts receivable consists of estimated royalty revenue for the months of February and March 2010.  Our estimate was based on the amounts we received from WebTech in January 2010 and November and December of 2009.  As of the date of filing we had not received payment of the accrued royalty revenue and thus our estimated accrual could vary materially from the amount we accrued at March 31, 2010.

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

At March 31, 2010, we had approximately $5,127 in cash on deposit with a large chartered Canadian bank.  At March 31, 2010, only $3,518 of this cash was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  We continually monitor the financial condition of our customer to reduce the risk of loss.  We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At March 31, 2010, we had $6,084 in royalties’ receivable from this source.

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

Item 4.  (Removed and Reserved).

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

GLOBETRAC INC.

Dated: May 14, 2010	By:	/s/ John daCosta
	Name:	John daCosta
	Title:	CEO, President and CFO (Principal Executive Officer and Principal Financial Officer)