Form 10-Q
period 2010-06-30
GLOBETRAC INC
filed 2010-08-12
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
[    ] Yes         [ X ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 12, 2010
common stock - $0.001 par value	89,883,198

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GLOBETRAC INC.
BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets

Cash	$1,893	$13,438
Accounts receivable	5,895	4,886
Prepaids	999	999

Total current assets	$8,787	$19,323

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$53,681	$59,074
Accrued liabilities	1,600	5,913
Accrued professional fees	44,500	50,000
Due to related parties	61,443	42,248

Total current liabilities	161,224	157,235

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 authorized, none issued and
outstanding at June 30, 2010 and December 31, 2009	-	-
Common stock $0.001 par value, 200,000,000 common shares authorized,
89,883,198 issued and outstanding at June 30, 2010 and December 31, 2009	89,883	89,883
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(1,422,817)	(1,408,292)
Accumulated other comprehensive income	13,412	13,412

Total stockholders' deficit	(152,437)	(137,912)

Total liabilities and stockholders' deficit	$8,787	$19,323

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Royalty income	$12,195	$10,357	$23,200	$33,570

Operating expenses:

General and administrative	18,427	29,548	37,725	63,809

Net loss before income taxes	(6,232)	(19,191)	(14,525)	(30,239)

Provision for income tax	-	-	-	-

Net loss from operations	$(6,232)	$(19,191)	$(14,525)	$(30,239)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	89,883,198	89,883,198	89,883,198	89,883,198

The accompanying notes are an integral part of these financial statements

STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

					Accumulated
	Common Stock Issued		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2009	89,883,198	$89,883	$1,167,085	$(1,335,134)	$16,808	$(61,358)
Net loss for the six months ended June 30, 2009	-	-	-	(30,239)	-	(30,239)
Foreign currency exchange gain	-	-	-	-	(3,396)	(3,396)
Net comprehensive income	-	-	-	-	-	(33,635)

Balance at June 30, 2009 (unaudited)	89,883,198	89,883	1,167,085	(1,365,373)	13,412	(94,993)
Net loss for the six months ended December 31, 2009	-	-	-	(42,919)	-	(42,919)

Balance at December 31, 2009	89,883,198	89,883	1,167,085	(1,408,292)	13,412	(137,912)
Net loss for the six months ended June 30, 2010	-	-	-	(14,525)	-	(14,525)

Balance at June 30, 2010 (unaudited)	89,883,198	$89,883	$1,167,085	$(1,422,817)	$13,412	$(152,437)

Note: There is no Preferred Stock issued and outstanding.

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

Cash flows from operating activities:

Net loss	$(14,525)	$(30,239)

Changes in operating assets and liabilities:
Accounts receivable	(1,009)	32,315
Prepaids	-	-
Accounts payable	(5,393)	16,434
Accrued liabilities	(4,313)	1
Accrued professional fees	(5,500)	(10,115)
Due to related party	19,195	160

Net cash used in operating activities	(11,545)	8,556

Effect of foreign currency exchange	-	(3,396)

Net decrease in cash	(11,545)	5,160

Cash, beginning of period	13,438	26,538

Cash, end of period	$1,893	$31,698

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of GlobeTrac Inc. for the year ended December 31, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009 included in the Company’s report on Form 10-K.

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

Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.  At June 30, 2010 and December 31, 2009, the Company had no cash equivalents.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
UNAUDITED

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At June 30, 2010 and December 31, 2009, our allowance for doubtful accounts was $0.

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

Foreign exchange gains or losses were immaterial for the six months ending June 30, 2010.

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

At June 30, 2010 and December 31, 2009, the Company had approximately $2,000 and $13,000 respectively, in cash on deposit with a large chartered Canadian bank.  At June 30, 2010 and December 31, 2009, $400 and $0 respectively, of this cash was not insured.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Accounts receivable consists of royalty income from one customer and is not collateralized.  Management continually monitors the financial condition of its customer to reduce the risk of loss.  The Company routinely assesses the financial strength of its source of revenue income and as a consequence, concentration of credit risk is limited. At June 30, 2010, and December 31, 2009, the Company had $5,895 and $4,886 in royalties’ receivable from this customer.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
UNAUDITED

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources.  The Company had $0 and $3,396 in other comprehensive losses for the six months ended June 30, 2010 and 2009, respectively, from its foreign currency translation.

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

The Company had no outstanding options or warrants at June 30, 2010 and December 31, 2009.

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

The Company has no convertible debt at June 30, 2010 and December 31, 2009, respectively

Segment Reporting

The Company is centrally managed, has limited operations and operates in one business segment.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
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

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should (1) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (2) related solely to past performance; and (3) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Management is currently evaluating the potential impact of ASU 2010-17 on our financial statements.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
UNAUDITED

NOTE 3 – GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when it exchanged its rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  The Company has an accumulated deficit of $1,422,817 at June 30, 2010. Additional financing will be required by the Company to fund and support its operations.  Management plans to mitigate its losses in future years by controlling its operating expenses and seeking out new business opportunities.   However, there is no assurance that the Company will be able to obtain additional financing, control their operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – DUE TO RELATED PARTIES

	June 30,	December 31,
	2010	2009
Due to a company sharing a common director (a)	$28,337	$9,142
Due to a company controlled by a relative of a major shareholder	33,106	33,106

Due to related parties	$61,443	$42,248

(a)  During the six months ended June 30, 2010 and June 30, 2009 the Company was billed $32,700 and $47,250 respectively, in administrative fees by a company sharing a common director.

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

NOTE 6  – COMMITMENT

The Company had no contingencies or long-term commitments at June 30, 2010.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition or disclosure in the financial statements filed on Form 10-Q with the SEC and no other events, other than those described in these notes, have occurred that require disclosure.

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

At June 30, 2010, our only source of income is a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of WebTech. A list of customers was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for eleven years, beginning November 1, 2004 and ending October 31, 2015.

Results of Operation

Our operating results for the three and six months ended June 30, 2010 and 2009 and the changes between those periods summarized as follows:

	Three Months Ended June 30,		Increase (Decrease) Between the Three Months Ended June 30, 2010	Six Months Ended June 30,		Increase (Decrease) Between the Six Months Ended June 30, 2010
	2010	2009	and 2009	2010	2009	and 2009
Royalty income	$12,195	$10,357	$1,838	$23,200	$33,570	$(10,370)
Operating expenses:
General and administrative	18,427	29,548	(11,121)	37,725	63,809	(26,084)
Net loss	$(6,232)	$(19,191)	$(12,959)	$(14,525)	$(30,239)	$15,714

Revenues

Our royalty revenue increased by $1,838 or 18% from $10,357 for the three months ended June 30, 2009 to $12,195 for the three months ended June 30, 2010.

Our royalty revenue decreased by $10,370 or 31% from $33,570 for the six months ended June 30, 2009 to $23,200 for the six months ended June 30, 2010.

All of our revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. The revenue we receive from WebTech is in British Pounds.   The 31% decrease in revenue during the six months ended June 30, 2010 was due to a decrease in the revenue earned in British Pounds of 31%.  We do not expect revenue to increase unless we locate a new revenue generating business opportunity.

Operating Expenses

Our operating expenses decreased by $11,121 or 38% from $29,548 for the three months ended June 30, 2009 to $18,427 for the three months ended June 30, 2010.  This decrease was primarily caused by decreases in administration fees of $14,382 due to a reduction in the amount charged by the company doing our administration and a decrease in professional fees of $964 due to reduced legal costs.  Office expenses also decreased by $712. These decreases were offset by increases in filing fees of $1,956 and foreign exchange of $1,800.

Our operating expenses decreased by $26,084 or 41% from $63,809 for the six months ended June 30, 2009 to $37,725 for the six months ended June 30, 2010.  This decrease was primarily caused by decreases in administration fees of $15,054 and professional fees of $6,012 due to reduced legal costs and a credit for audit fees that were overaccrued in the prior period.  Filing fees and office expenses also decreased by $772 and $923 respectively due to overaccrual of expenses in prior periods.

Over the next year our plan is to continue to control our operating costs.  We expect our operating costs to remain approximately the same over the next year, unless we locate a new viable business.

Franchise Tax

Our franchise tax expense decreased by $3,455 from $0 for the six months ended June 30, 2009 to a recovery of $3,455 for the six months ended June 30, 2010. This recovery was caused by an overaccrual of franchise tax in 2008 that had been based on 2007’s franchise tax expense.  These charges were not repeated in 2009 because they mostly related to late filing fees from prior years.

Liquidity and Capital Resources

Going Concern

The notes to our financial statements at June 30, 2010 disclose our uncertain ability to continue as a going concern.  We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  We have accumulated a deficit of $1,422,817 since inception and additional financing will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and seeking out new business opportunities.  However, there is no assurance that we will be able to obtain additional financing, control our operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As of June 30, 2010, we had a cash balance of $1,893, a working capital deficit of $152,437 and negative cash flows from operations of $11,545 for the six months then ended. During the six months ended June 30, 2010, we primarily funded our operations with the royalty revenue we received from WebTech and by increases in the amounts due to related parties.

The following table summarizes our sources and uses of cash for the six months ended June 30, 2010 and 2009:

	June 30,
	2010	2009
Net cash (used in) provided by operating activities	$(11,545)	$8,556
Net cash used in investment activities	-	-
Net cash provided by financing activities	-	-
Effect of foreign currency exchange	-	(3,396)
Net (decrease) increase in cash	$(11,545)	$5,160

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2010 was $11,545. This cash was primarily used to cover our net loss of $14,525 an increase in accounts receivable of $1,009 and decreases in accounts payable of $5,393,accrued liabilities of $4,313 and accrued professional fees of $5,500.  These uses of cash were offset by an increase in the amounts due to related parties of $19,195.

Net cash provided by operating activities during the six months ended June 30, 2009 was $5,160. This cash was primarily provided by a decrease in our accounts receivable of $32,315 due to payment of royalties by WebTech an increase in our accounts payable of $16,434 which were offset by  our loss of $30,239, a reduction of our accrued professional fees by $10,115 and the effect of foreign currency exchange of $3,396.

Net Cash Used In Investing Activities

We did not have any investing activities during the six months ended June 30, 2010 and 2009.

Net Cash Provided By Financing Activities

We did not have any financing activities during the six months ended June 30, 2010 and 2009.

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

Contingencies and Commitments

We had no contingencies or long-term commitments at June 30, 2010.

Contractual Obligations

We had no contractual obligations at June 30, 2010.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At June 30, 2010, our allowance for doubtful accounts was $0.

At June 30, 2010, accounts receivable consists of estimated royalty revenue for the months of May and June 2010.  Our estimate was based on the amounts we received from WebTech for February, March and April 2010.  As of the date of filing we had not received payment of the accrued royalty revenue and thus our estimated accrual could vary materially from the amount we accrued at June 30, 2010.

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

At June 30, 2010, we had approximately $1,893 in cash on deposit with a large chartered Canadian bank.  At June 30, 2010, $1,476 of this cash was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  We continually monitor the financial condition of our customer to reduce the risk of loss.  We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At June 30, 2010, we had $5,895 in royalties’ receivable from this source.

Recent Accounting Standards and Pronouncements

In June 2009, the FASB issued Statement No. 168, Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105, Generally Accepted Accounting Principles) “ASC 105”.. ASC 105 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 was effective for financial statements issued for reporting periods that end after September 15, 2009, which means July 1, 2009 for us. The adoption of the Codification did not have an impact on our financial position or results of operations.

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

GLOBETRAC INC.

Dated: August 10, 2010	By:	/s/ John daCosta
	Name:	John daCosta
	Title:	CEO, President and CFO (Principal Executive Officer and Principal Financial Officer)