Form 10-Q
period 2010-09-30
GLOBETRAC INC
filed 2010-11-15
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
[    ] Yes         [ X ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 12, 2010
common stock - $0.001 par value	89,883,198

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GLOBETRAC INC.
BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets

Cash	$7,035	$13,438
Accounts receivable	7,771	4,886
Prepaids	999	999

Total current assets	$15,805	$19,323

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$56,030	$59,074
Accrued liabilities	400	5,913
Accrued professional fees	43,500	50,000
Convertible note payable, including accrued interest	12,519	-
Due to related parties	64,806	42,248

Total current liabilities	177,255	157,235

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 authorized, none issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Common stock $0.001 par value, 200,000,000 common shares authorized, 89,883,198 issued and outstanding at September 30, 2010 and December 31, 2009	89,883	89,883
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(1,431,830)	(1,408,292)
Accumulated other comprehensive income	13,412	13,412

Total stockholders' deficit	(161,450)	(137,912)

Total liabilities and stockholders' deficit	$15,805	$19,323

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Royalty income	$16,154	$16,818	$39,354	$50,388

Operating expenses:

General and administrative	25,148	29,235	62,873	93,044

Net loss from operations before interest	(8,994)	(12,417)	(23,519)	(42,656)

Interest	(19)	-	(19)	-

	$(9,013)	$(12,417)	$(23,538)	$(42,656)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	89,883,198	89,883,198	89,883,198	89,883,198

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

					Accumulated
	Common Stock Issued		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2009	89,883,198	$89,883	$1,167,085	$(1,335,134)	$16,808	$(61,358)
Net loss for the nine months ended September 30, 2009	-	-	-	(42,656)	-	(42,656)
Foreign currency exchange gain	-	-	-	-	(3,396)	(3,396)
Net comprehensive income	-	-	-	-	-	(46,052)

Balance at September 30, 2009 (unaudited)	89,883,198	89,883	1,167,085	(1,377,790)	13,412	(107,410)
Net loss for the three months ended December 31, 2009	-	-	-	(30,502)	-	(30,502)

Balance at December 31, 2009	89,883,198	89,883	1,167,085	(1,408,292)	13,412	(137,912)
Net loss for the nine months ended September 30, 2010	-	-	-	(23,538)	-	(23,538)

Balance at September 30, 2010 (unaudited)	89,883,198	$89,883	$1,167,085	$(1,431,830)	$13,412	$(161,450)

Note: There is no Preferred Stock issued and outstanding.

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

Cash flows from operating activities:

Net loss	$(23,538)	$(42,656)

Changes in operating assets and liabilities:
Accounts receivable	(2,885)	34,135
Prepaids	-	(7,891)
Accounts payable	(3,044)	12,382
Accrued liabilities	(5,513)	1,001
Accrued professional fees	(6,500)	(5,775)
Due to related parties	22,558	534
Accrued intererst payable on convertible note	19	-

Net cash used in operating activities	(18,903)	(8,270)

Cash flows from financing activities:

Convertible note payable	12,500	-

Net cash from financing	12,500	-

Effect of foreign currency exchange	-	(3,396)

Net decrease in cash	(6,403)	(11,666)

Cash, beginning of period	13,438	26,538

Cash, end of period	$7,035	$14,872

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of GlobeTrac Inc. for the year ended December 31, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009 included in the Company’s report on Form 10-K.

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

Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.  At September 30, 2010 and December 31, 2009, the Company had no cash equivalents.

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At September 30, 2010 and December 31, 2009, our allowance for doubtful accounts was $0.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
UNAUDITED

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

Foreign exchange gains or losses were immaterial for the nine months ending September 30, 2010.

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

At September 30, 2010 and December 31, 2009, the Company had approximately $7,000 and $13,000 respectively, in cash on deposit with a large chartered Canadian bank.  At September 30, 2010 and December 31, 2009, $5,425 and $0 respectively, of this cash was not insured.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Accounts receivable consists of royalty income from one customer and is not collateralized.  Management continually monitors the financial condition of its customer to reduce the risk of loss.  The Company routinely assesses the financial strength of its source of revenue income and as a consequence, concentration of credit risk is limited. At September 30, 2010, and December 31, 2009, the Company had $7,771 and $4,886 in royalties’ receivable from this customer.

Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources.  The Company had $0 and $3,396 in other comprehensive losses for the nine months ended September 30, 2010 and 2009, respectively, from its foreign currency translation.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
UNAUDITED

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

The Company had no outstanding options or warrants at September 30, 2010 and December 31, 2009.

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

The Company has convertible debt at September 30, 2010 and December 31, 2009, of $12,519 and $0 respectively

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

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
UNAUDITED

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 – GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when it exchanged its rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  The Company has an accumulated deficit of $1,431,830 at September 30, 2010. Additional financing will be required by the Company to fund and support its operations.  Management plans to mitigate its losses in future years by controlling its operating expenses and seeking out new business opportunities.   However, there is no assurance that the Company will be able to obtain additional financing, control their operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – DUE TO RELATED PARTIES

	September 30,	December 31,
	2010	2009
Due to a company sharing a common director (a)	$31,700	$9,142
Due to a company controlled by a relative of a major shareholder	33,106	33,106

Due to related parties	$64,806	$42,248

(a)  During the nine months ended September 30, 2010 and 2009 the Company was billed $49,500 and $70,875 respectively, in administrative fees by a company sharing a common director.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
UNAUDITED

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

NOTE 6  – COMMITMENT

The Company had no contingencies or long-term commitments at September 30, 2010.

NOTE 7 –  FAIR VALUE

Effective January 1, 2009, the Company adopted ASC 820-10, Fair Value Measurements and Disclosures – Overall. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has  the  ability  to  access  at  the  measurement  date.  Level 2 inputs are those other than quoted prices included within Level 1 that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The Company does not have any financial assets or liabilities at September 30, 2010 for which fair value measurements are applicable.

NOTE 8 – SUBSEQUENT EVENTS

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

At September 30, 2010, our only source of income is a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of WebTech. A list of customers was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for eleven years, beginning November 1, 2004 and ending October 31, 2015.

Results of Operation

Our operating results for the three and nine months ended September 30, 2010 and 2009 and the changes between those periods summarized as follows:

			Increase			Increase
			(Decrease)			(Decrease)
			Between the			Between the
			Three Months			Nine Months
			Ended			Ended
	Three Months Ended September 30,		September 30,	Nine Months Ended September 30,		September 30,
	2010	2009	2010 and 2009	2010	2009	2010 and 2009
Royalty income	$16,154	$16,818	$(664)	$39,354	$50,388	$(11,034)
Operating expenses:
General and administrative	25,148	29,235	(4,087)	62,873	93,044	(30,171)
Net loss before interest	(8,994)	(12,417)	(3,423)	(23,519)	(42,656)	(19,137)
Interest	19	-	19	19	-	19
Net loss	$(9,013)	$(12,417)	$(3,404)	$(23,538)	$(42,656)	$(19,118)

Revenues

Our royalty revenue decreased by $664 or 4% from $16,818 for the three months ended September 30, 2009 to $16,154 for the three months ended September 30, 2010.

Our royalty revenue decreased by $11,034 or 22% from $50,388 for the nine months ended September 30, 2009 to $39,354 for the nine months ended September 30, 2010.

All of our revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. The revenue we receive from WebTech is in British Pounds.   The 22% decrease in revenue during the nine months ended September 30, 2010 was due primarily to a decrease in the revenue earned in British Pounds of 20%.  We do not expect revenue to increase unless we locate a new revenue generating business opportunity.

Operating Expenses

Our operating expenses decreased by $4,087 or 14% from $29,235 for the three months ended September 30, 2009 to $25,148 for the three months ended September 30, 2010.  This decrease was primarily caused by decreases in administration fees of $6,673 due to a reduction in the amount charged by the company doing our administration and a decrease in professional fees of $899 due to reduced legal costs. These decreases were offset by increases in state franchise taxes of $698 and foreign exchange of $2,929.

Our operating expenses decreased by $30,171 or 32% from $93,044 for the nine months ended September 30, 2009 to $62,873 for the nine months ended September 30, 2010.  This decrease was primarily caused by decreases in administration fees of $21,727 and professional fees of $6,012 due to reduced legal costs and a credit for audit fees that were overaccrued in the prior period.  Filing fees and office expenses also decreased by $1,671 and $1,029 respectively due to overaccrual of expenses in prior periods. These decreases in expenses were offset by increases in foreign exchange of $3,029.

Over the next year our plan is to continue to control our operating costs.  We expect our operating costs to remain approximately the same over the next year, unless we locate a new viable business.

Franchise Tax

Our franchise tax expense decreased by $2,757 from $0 for the nine months ended September 30, 2009 to a recovery of $2,757 for the nine months ended September 30, 2010. This recovery was caused by an overaccrual of franchise tax in 2008 that had been based on 2007’s franchise tax expense.  These charges were not repeated in 2009 because they mostly related to late filing fees from prior years.

Liquidity and Capital Resources

Going Concern

The notes to our financial statements at September 30, 2010 disclose our uncertain ability to continue as a going concern.  We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  We have accumulated a deficit of $1,431,830 since inception and additional financing will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and seeking out new business opportunities.  However, there is no assurance that we will be able to obtain additional financing, control our operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As of September 30, 2010, we had a cash balance of $7,035, a working capital deficit of $161,450 and negative cash flows from operations of $18,903 for the nine months then ended. During the nine months ended September 30, 2010, we primarily funded our operations with the royalty revenue we received from WebTech and by increases in the amounts due to related parties.

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2010 and 2009:

	September 30,
	2010	2009
Net cash used in operating activities	$(18,903)	$(8,270)
Net cash used in investment activities	-	-
Net cash provided by financing activities	12,500	-
Effect of foreign currency exchange	-	(3,396)
Net decrease in cash	$(6,403)	$(11,666)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2010 was $18,903. This cash was primarily used to cover our net loss of $23,538 an increase in accounts receivable of $2,885 and decreases in accounts payable of $3,044,accrued liabilities of $5,513 and accrued professional fees of $6,500.  These uses of cash were offset by an increase in the amounts due to related parties of $22,558.

Net cash used in operating activities during the nine months ended September 30, 2009 was $8,270. This cash was primarily used to cover our net loss of $42,656 an increase in prepaids of $7,891 and a decrease in accrued professional fees of $5,775.  These uses of cash were offset primarily by a decrease in accounts receivable of 34,135, and increases in accounts payable of $12,382 and accrued liabilities of $1,001.

Net Cash Used In Investing Activities

We did not have any investing activities during the nine months ended September 30, 2010 and 2009.

Net Cash Provided By Financing Activities

During the nine months ended September 30, 2010 we received a loan for $12,500.

We did not have any financing activities during the nine months ended September 30, 2009.

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

Contingencies and Commitments

We had no contingencies or long-term commitments at September 30, 2010.

Contractual Obligations

We had no contractual obligations at September 30, 2010.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At September 30, 2010, our allowance for doubtful accounts was $0.

At September 30, 2010, accounts receivable consists of estimated royalty revenue for the months of August and September 2010.  Our estimate was based on the amounts we received from WebTech for the months from January  to July 2010.  As of the date of filing we had not received payment of the accrued royalty revenue and thus our estimated accrual could vary materially from the amount we accrued at September 30, 2010.

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

At September 30, 2010, we had approximately $7,035 in cash on deposit with a large chartered Canadian bank.  At September 30, 2010, $1,610 of this cash was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  We continually monitor the financial condition of our customer to reduce the risk of loss.  We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At September 30, 2010, we had $7,771 in royalties’ receivable from this source.

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

GLOBETRAC INC.

Date: November 15, 2010	By:	/s/ John daCosta
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

GLOBETRAC INC.

Date: November 15, 2010	By:	/s/ John daCosta
John daCosta
CEO, President and CFO
(Principal Executive Officer and Principal Financial Officer)