Form 10-K
period 2010-12-31
GLOBETRAC INC
filed 2011-03-31
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [   ] Yes         [ X ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [   ] Yes         [ X ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [ X ] Yes         [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [    ] Yes         [   ]  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ] Yes         [ X ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $22,381.06 as of June 30, 2010 ($0.0013 X 17,216,200)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 29, 2011
common stock - $0.0001 par value	89,883,198

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2010, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Patents/Trade Marks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

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

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

GlobeTrac’s Common Stock has been quoted on the NASD OTC Bulletin Board since March 2002 under the symbol “GBTR” (formerly “ARTE”).  However, from March 2002 to June 2002, GlobeTrac’s Common Stock did not trade.  The first trade occurred on June 28, 2002.  The table below gives the high and low bid information for each fiscal quarter for the last two fiscal years and for the interim period ended March 29, 2011.  The bid information was obtained from Pink OTC Markets LLC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
29 March, 2011	$.002	$.0012	Pink OTC Markets Inc.
31 December 2010	$0.007	$0.001	Pink OTC Markets Inc.
30 September 2010	$0.0065	$0.0013	Pink OTC Markets Inc.
30 June 2010	$0.004	$0.004	Pink OTC Markets Inc.
31 March 2010	$0.004	$0.0011	Pink OTC Markets Inc.
31 December 2009	$0.0033	$0.002	Pink OTC Markets Inc.
30 September 2009	$0.007	$0.003	Pink OTC Markets Inc.
30 June 2009	$0.01	$0.0006	Pink OTC Markets Inc.
31 March 2009	$0.0018	$0.0006	Pink OTC Markets Inc.

(b)           Holders of Record

GlobeTrac had approximately 42 holders of record of GlobeTrac’s Common Stock as of December 31, 2010 according to a shareholders’ list provided by GlobeTrac’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by GlobeTrac of the number of beneficial owners of common stock held in street name.  The transfer agent for GlobeTrac’s common stock is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403 Las Vegas, NV 89119 and their telephone number is 702-361-3033.

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

At December 31, 2010, our only source of income was a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of WebTech. A list of customers was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for eleven years, beginning November 1, 2004 and ending October 31, 2015.

Results of Operation

Our operating results for the years ended December 31, 2010 and 2009 and the changes between those periods, are summarized as follows:

	Years Ended December 31,		Increase (Decrease) Between the Years ended December 31, 2010 and
	2010	2009	2009
Royalty income	$50,379	$56,240	$(5,861)
Operating expenses:
General and administrative	93,594	129,398	(35,804)
Net loss before interest expense	43,215	73,158	(29,943)
Interest expense	706	-	706
Net loss	$43,921	$73,158	$(29,237)

Revenues

Our royalty revenue decreased by $5,861 or 10% from $56,240 for the year ended December 31, 2009 to $50,379 for the year ended December 31, 2010.

All of our revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. The revenue we receive from WebTech is in British Pounds.   The 10% decrease in revenue during the year ended December 31, 2010 was due primarily to a decrease in the revenue earned in British Pounds of 8%.  We do not expect revenue to increase unless we locate a new revenue generating business opportunity.

Operating Expenses

Our operating expenses decreased by $35,804 or 28% from $129,398 for the year ended December 31, 2009 to $93,594 for the year ended December 31, 2010.  This decrease was primarily caused by decreases in administration fees of $28,483 due to a reduction in the amount charged by the company doing our administration and a decrease in professional fees of $8,550 due to reduced legal costs. These decreases were offset by increases in filing fees of $1,737 and foreign exchange of $2,078.

Over the next year our plan is to continue to control our operating costs.  We expect our operating costs to remain approximately the same over the next year, unless we locate a new viable business.

Franchise Tax

Our franchise tax expense decreased by $2,452 from an expense of $125 for the year ended December 31, 2009 to a recovery of $2,327 for the year ended December 31, 2010. This recovery was caused by an overaccrual of franchise tax in 2008 that had been based on 2007’s franchise tax expense.  These charges were not repeated in 2009 because they primarily related to late filing fees from prior years.

Liquidity and Capital Resources

Going Concern

The notes to our financial statements at December 31, 2010 disclose our uncertain ability to continue as a going concern.  We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  We have accumulated a deficit of $1,452,213 since inception and additional financing will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and seeking out new business opportunities.  However, there is no assurance that we will be able to obtain additional financing, control our operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As of December 31, 2010, we had a cash balance of $5,400, a working capital deficit of $181,833 and negative cash flows from operations of $57,538 for the year then ended. During the year ended December 31, 2010, we primarily funded our operations with $49,500 in convertible loans from related parties and the royalty revenue we received from WebTech.

The following table summarizes our sources and uses of cash for the year ended December 31, 2010 and 2009:

	December 31,
	2010	2009
Net cash used in operating activities	$(57,538)	$(9,704)
Net cash used in investment activities	-	-
Net cash provided by financing activities	49,500	-
Effect of foreign currency exchange	-	(3,396)
Net decrease in cash	$(8,038)	$(13,100)

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2010 was $57,538. This cash was primarily used to cover our net loss of $43,921 and decreases in accounts payable of $3,055 accrued liabilities of $2,183 and due to related parties of $7,641.

Net cash used in operating activities during the year ended December 31, 2009 was $9,704. This cash was primarily used to cover our net loss of $73,158 and a decrease in accrued professional fees of $1,257.  These uses of cash were offset primarily by a decrease in accounts receivable of $38,943, and increases in accounts payable of $16,000 and due to related parties of $9,142.

Net Cash Used In Investing Activities

We did not have any investing activities during the years ended December 31, 2010 and 2009.

Net Cash Provided By Financing Activities

During the year ended December 31, 2010 we received loans from related parties totaling $49,500.

We did not have any financing activities during the year ended December 31, 2009.

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

The economic downturn may make it harder for us to raise capital if we need it.  Therefore, in the future, the economic downturn may have a material adverse effect on our ability to raise operating capital.  Other than as discussed in this 10-K, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Contingencies and Commitments

We had no contingencies or long-term commitments at December 31, 2010 and 2009.

Contractual Obligations

We had no contractual obligations at December 31, 2010 and 2009.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At December 31, 2010 and 2009 our allowance for doubtful accounts was $0.

At December 31, 2010, accounts receivable consists of estimated royalty revenue for the months of November and December 2010.  Our estimate was based on the amounts we received from WebTech for the months from July to October 2010.  As of the date of filing we had not received payment of the accrued royalty revenue and thus our estimated accrual could vary materially from the amount we accrued at December 31, 2010.

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

At December 31, 2010, we had approximately $5,400 in cash on deposit with a large chartered Canadian bank.  At December 31, 2010, $4,764 of this cash was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  We continually monitor the financial condition of our customer to reduce the risk of loss.  We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At December 31, 2010, we had $5,611 in royalties’ receivable from this source.

Recent Accounting Standards and Pronouncements

In June 2009, the FASB issued Statement No. 168, Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105, Generally Accepted Accounting Principles) “ASC 105”.. ASC 105 has become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 was effective for financial statements issued for reporting periods that end after September 15, 2009, which means July 1, 2009 for us. The adoption of the Codification did not have an impact on our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

GlobeTrac is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Globetrac, Inc.

We have audited the accompanying balance sheets of Globetrac, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit and comprehensive income, and cash flows for the years then ended. Globetrac Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globetrac Inc.’s as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP

Irvine, California
March 29, 2011

GLOBETRAC INC.
BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS

Current assets

Cash	$5,400	$13,438
Accounts receivable	5,611	4,886
Prepaids	999	999

Total current assets	$12,010	$19,323

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$56,019	$59,074
Accrued liabilities	3,730	5,913
Accrued professional fees	49,281	50,000
Convertible note payable to related parties, including accrued interest	50,206	-
Due to related parties	34,607	42,248

Total current liabilities	193,843	157,235

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 authorized, none issued and
outstanding at December 31 , 2010 and 2009	-	-
Common stock $0.001 par value, 200,000,000 common shares authorized,
89,883,198 issued and outstanding at December 31, 2010 and 2009	89,883	89,883
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(1,452,213)	(1,408,292)
Accumulated other comprehensive income	13,412	13,412

Total stockholders' deficit	(181,833)	(137,912)

Total liabilities and stockholders' deficit	$12,010	$19,323

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Year ended December 31,
	2010	2009

Royalty income	$50,379	$56,240

Operating expenses:

General and administrative	93,594	129,398

Net loss from operations before interest	(43,215)	(73,158)

Interest	(706)	-

Net Loss	$(43,921)	$(73,158)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	89,883,198	89,883,198

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 30, 2010 AND 2009

					Accumulated
	Common Stock Issued		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2009	89,883,198	$89,883	$1,167,085	$(1,335,134)	$16,808	$(61,358)
Net loss for the year ended December 31, 2009	-	-	-	(73,158)	-	(73,158)
Foreign currency exchange gain	-	-	-	-	(3,396)	(3,396)
Net comprehensive income	-	-	-	-	-	(76,554)

Balance at December 31, 2009	89,883,198	89,883	1,167,085	(1,408,292)	13,412	(137,912)
Net loss for the year ended December 31, 2010	-	-	-	(43,921)	-	(43,921)

Balance at December 31, 2010	89,883,198	$89,883	$1,167,085	$(1,452,213)	$13,412	$(181,833)

Note: There is no Preferred Stock issued and outstanding.

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Cash flows from operating activities:

Net loss	$(43,921)	$(73,158)

Changes in operating assets and liabilities:
Accounts receivable	(725)	38,943
Accounts payable	(3,055)	16,000
Accrued liabilities	(2,183)	626
Accrued professional fees	(719)	(1,257)
Due to related parties	(7,641)	9,142
Accrued intererst payable on convertible note	706	-

Net cash used in operating activities	(57,538)	(9,704)

Cash flows from financing activities:

Convertible note payable to related parties	49,500	-

Net cash from financing	49,500	-

Effect of foreign currency exchange	-	(3,396)

Net decrease in cash	(8,038)	(13,100)

Cash, beginning of period	13,438	26,538

Cash, end of period	$5,400	$13,438

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.  At December 31, 2010 and December 31, 2009, the Company had no cash equivalents.

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At December 31, 2010 and 2009, our allowance for doubtful accounts was $0.

Revenue Recognition

Royalty revenue is recognized when pervasive evidence of an agreement exists, when it is received or when the royalty income is determinable and collectibility is reasonably assured.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

Foreign exchange gains or losses were immaterial for the year ending December 31, 2010.

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

At December 31, 2010 and 2009, the Company had $5,400 and $13,438 respectively, in cash on deposit with a large chartered Canadian bank.  At December 31, 2010 and 2009, $635 and $0 respectively, of this cash was not insured.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Accounts receivable consists of royalty income from one customer and is not collateralized.  Management continually monitors the financial condition of its customer to reduce the risk of loss.  The Company routinely assesses the financial strength of its source of revenue income and as a consequence, concentration of credit risk is limited. At December 31, 2010, and 2009, the Company had $5,611 and $4,886 in royalties’ receivable from this customer.

Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources.  The Company had $13,412 in accumulated other comprehensive losses for the years ended December 31, 2010 and 2009, respectively, from its foreign currency translation. The Company recorded no comprehensive income due to gains or losses from foreign currency translation.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

The Company had no outstanding options or warrants at December 31, 2010 and 2009.

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

The Company had convertible debt at December 31, 2010 and December 31, 2009, of $49,500 and $0 respectively, and convertible interest of $706 and $0 respectively.

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

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

NOTE 3 – GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when it exchanged its rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  The Company has an accumulated deficit of $1,452,213 at December 31, 2010. Additional financing will be required by the Company to fund and support its operations.  Management plans to mitigate its losses in future years by controlling its operating expenses and seeking out new business opportunities.   However, there is no assurance that the Company will be able to obtain additional financing, control their operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – DUE TO RELATED PARTIES

	December 31,	December 31,
	2010	2009
Due to a company sharing a common director (a)	$1,500	$9,142
Due to a company controlled by a relative of a major shareholder	33,107	33,106

Due to related parties	$34,607	$42,248

(a)  During the year ended December 31, 2010 and 2009 the Company was billed $66,300 and $94,500 respectively, in administrative fees by a company sharing a common director. These fees are included in General and Administrative expenses on the Statement of Operations.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
UNAUDITED

NOTE 5 – CONVERTIBLE NOTES AND INTEREST PAYABLE TO RELATED PARTIES

	December 31,	December 31,
	2010	2009
Convertible notes and interest payable to a relative of a major shareholder unsecured, bears interest at 7% per annum, due on demand	$34,500	$-
Convertible note and interest payable to a company controlled by a major shareholder unsecured, bears interest at 7% per annum, due on demand	15,000	-
Accrued interest	706	-

Total convertible notes and interest payable to related parties	$50,206	$-

The lender may, in its sole discretion, provide the Borrower with written instructions to convert any payment of principal sum or interest into restricted shares of common stock in the capital of the borrower.  Payments will be converted into fully paid, nonassessable and restricted  shares of common stock in the capital of the Borrower (“the conversion shares”) at a conversion price of the lower of $0.50 per share or the Company's market price on the date of conversion.

NOTE 6 – ROYALTY AGREEMENT

On November 1, 2004 the Company agreed, pursuant to a termination and transfer agreement, to discontinue marketing, distributing and installing global wireless tracking and telematics equipment in Europe, which was carried on through its wholly-owned subsidiary, GlobeTrac Limited, in exchange for certain assets and liabilities and a six percent royalty to be paid to GlobeTrac Inc. on gross sales of all existing and qualified potential customers that the Company had in Europe. This royalty agreement expires on October 31, 2015.

NOTE 7  – COMMITMENTS

The Company had no contingencies or long-term commitments at December 31, 2010 and 2009.

NOTE 8 –  FAIR VALUE

Effective January 1, 2009, the Company adopted ASC 820-10, Fair Value Measurements and Disclosures – Overall. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has  the  ability  to  access  at  the  measurement  date.  Level 2 inputs are those other than quoted prices included within Level 1 that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The Company did not have any financial assets or liabilities at December 31, 2010 and 2009 for which fair value measurements are applicable.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition or disclosure in the financial statements filed on Form 10-K with the SEC and no other events, other than those described in these notes, have occurred that require disclosure.

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

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by GlobeTrac’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of GlobeTrac’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, it was found that the internal controls can be relied upon.

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

Changes in Internal Controls

As of the end of the period covered by this report, there have been no changes in GlobeTrac’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, GlobeTrac’s internal control over financial reporting.

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

David Patriquin ●  Mr. Patriquin (68) has been a director of GlobeTrac since November 2002.  Mr. Patriquin is a businessman who operates several private businesses, including a private mortgage business, a restaurant and lounge since 1984, and a real estate investment company since 1979.

John daCosta ●  Mr. daCosta (46) has been the CFO and Corporate Secretary of GlobeTrac since May 2002 and the CEO and President of GlobeTrac since February 2006.  Mr. daCosta was a director of Globetrac’s subsidiary Global Axxess from August 2002 until it was sold in June of 2008.  In the past five years, Mr. daCosta has worked with numerous public and private companies in providing accounting and management services.

(b)           Identify Significant Employees

GlobeTrac does not have any significant employees.

(c)           Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by GlobeTrac to become directors or executive officers.

(d)           Involvement in Certain Legal Proceedings

During the past ten years, none of Globetrac’s directors or officers has been:

&	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
&	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
&
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

&
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

&
found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

&
found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

&
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

&       any Federal or State securities or commodities law or regulation; or
&       any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
&       any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
&
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

&

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

As of December 31, 2010, GlobeTrac did not have a written audit committee charter or similar document.

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

Item 11.  Executive Compensation.

GlobeTrac has paid $66,300 in compensation to its named executive officers during its 2010 fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan ($) (g)	Non- qualified Deferred Compen- sation Earnings ($) (h)	All other compen- sation ($) (i)	Total ($) (j)
John daCosta CEO (1) Feb 2006 - present CFO May 2002–present	2008 2009 2010	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	$65,625(2) $94,500(2) $66,300(2)	$65,625 $94,500 $66,300

(1)	John daCosta was also the CEO of GlobeTrac from May 2002 to September 2002.
(2)	Paid or accrued to DaCosta Management Corp., which John daCosta is the sole director and shareholder, for professional, administrative and accounting services.

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

[2]	Based on 89,883,198 shares of Common Stock issued and outstanding as of March 29, 2011.
[3]	This number includes 320,000 shares that are beneficially owned indirectly.
[4]	This number includes 4,000,000 shares that are beneficially owned indirectly.

(b)           Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	David Patriquin 3438 Shuswap Road Kamloops, BC V2H 1T2	20,870,626 [2]	23.2%
Common Stock	John daCosta 600 - 1100 Melville Street Vancouver, BC V6E 4A6	0	0%
Common Stock	Directors and Executive Officers (as a group)	20,870,626	23.2%

[1]	Based on 89,883,198 shares of Common Stock issued and outstanding as of March 29, 2011.
[2]	This number includes 320,000 shares that are beneficially owned indirectly.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

(a)           Transactions with Related Persons

Since the beginning of GlobeTrac’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which GlobeTrac was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of GlobeTrac’s total assets at year-end for the last three completed fiscal years, except for the following:

-	DaCosta Management Corp., a company controlled by a director of GlobeTrac, billed $66,300 in administrative fees.
-	In the year ended December 31, 2009 Da Costa Management Corp. billed $94,500.

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

(c)           Director independence

GlobeTrac’s board of directors currently consists of David Patriquin and John daCosta.  Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, GlobeTrac’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of GlobeTrac or any other individual having a relationship which, in the opinion of GlobeTrac’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from GlobeTrac in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of GlobeTrac’s stock will not preclude a director from being independent.

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

2010 - $16,500 – Mendoza Berger & Company, L.L.P.
2009 - $19,008 – Mendoza Berger & Company, L.L.P.

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of GlobeTrac’s financial statements and are not reported in the preceding paragraph:

2010 - $0 – Mendoza Berger & Company, L.L.P.
2009 - $0 – Mendoza Berger & Company, L.L.P.

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010 - $2,240 – Mendoza Berger & Company, L.L.P.
2009 - $3,441 – Mendoza Berger & Company, L.L.P.

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

GLOBETRAC INC.

Date	By:	/s/ John daCosta
	Name:	John daCosta
	Title:	CEO, President, and Principal Executive Officer
	Dated:	March 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of GlobeTrac Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ John daCosta	President, Chief Executive Officer,	March 29, 2011
John daCosta	Principal Executive Officer, Chief Financial Officer, Principal Financial Officer,
Principal Accounting Officer,
Corporate Secretary, Treasurer
and Member of the Board of Directors

/s/ David Patriquin	Member of the Board of Directors	March 29, 2011
David Patriquin