Form 10-Q
period 2011-03-31
GLOBETRAC INC
filed 2011-05-13
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
[    ] Yes         [ X ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 12, 2011
common stock - $0.001 par value	89,883,198

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GLOBETRAC INC.
BALANCE SHEETS

	March 31, 2011	December 31, 2010
	unaudited
ASSETS

Current assets

Cash	$2,108	$5,400
Accounts receivable	5,813	5,611
Prepaids	999	999

Total current assets	$8,920	$12,010

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$62,961	$56,019
Accrued liabilities	4,300	3,730
Accrued professional fees	45,281	49,281
Convertible note payable to related parties, including accrued interest	51,078	50,206
Due to related parties	34,607	34,607

Total current liabilities	198,227	193,843

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 authorized, none issued and outstanding at March 31, 2011 and December 31 , 2010	-	-
Common stock $0.001 par value, 200,000,000 common shares authorized, 89,883,198 issued and outstanding at March 31, 2011 and December 31, 2010	89,883	89,883
Additional paid in capital	1,167,085	1,167,085
Accumulated deficit	(1,459,687)	(1,452,213)
Accumulated other comprehensive income	13,412	13,412

Total stockholders' deficit	(189,307)	(181,833)

Total liabilities and stockholders' deficit	$8,920	$12,010

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	Three months ended March 31, 2011	Three months ended March 31, 2010

Royalty income	$16,233	$11,005

Operating expenses:

General and administrative	22,835	19,298

Net loss before interest	(6,602)	(8,293)

Interest Expense	(872)	-

Net loss	$(7,474)	$(8,293)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	89,883,198	89,883,198

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

					Accumulated
	Common Stock Issued		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2010	89,883,198	$89,883	$1,167,085	$(1,408,292)	$13,412	$(137,912)
Net loss for the three months ended March 31, 2010	-	-	-	(8,293)	-	(8,293)

Balance at March 31, 2010 (unaudited)	89,883,198	89,883	1,167,085	(1,416,585)	13,412	(146,205)
Net loss for the nine months ended December 31, 2010	-	-	-	(35,628)	-	(35,628)

Balance at December 31, 2010	89,883,198	89,883	1,167,085	(1,452,213)	13,412	(181,833)
Net loss for the three months ended March 31, 2011	-	-	-	(7,474)	-	(7,474)

Balance at March 31, 2011 (unaudited)	89,883,198	$89,883	$1,167,085	$(1,459,687)	$13,412	$(189,307)

Note: There is no Preferred Stock issued and outstanding.

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

Cash flows from operating activities:

Net loss	$(7,474)	$(8,293)

Changes in operating assets and liabilities:
Accounts receivable	(202)	(1,198)
Prepaids	-	-
Accounts payable	6,942	(2,971)
Accrued liabilities	570	(4,735)
Accrued professional fees	(4,000)	(6,000)
Due to related party	872	14,886

Net cash used in operating activities	(3,292)	(8,311)

Effect of foreign currency exchange	-	-

Net decrease in cash	(3,292)	(8,311)

Cash, beginning of period	5,400	13,438

Cash, end of period	$2,108	$5,127

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of GlobeTrac Inc. for the year ended December 31, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010 included in the Company’s report on Form 10-K.

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

Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.  At March 31, 2011 and December 31, 2010, the Company had no cash equivalents.

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At March 31, 2011 and December 31, 2010, our allowance for doubtful accounts was $0.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
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

At March 31, 2011 and  December 31, 2010, the Company had $2,108 and $5,400 respectively, in cash on deposit with a large chartered Canadian bank.  At March 31, 2011 and December 31, 2010, $526 and $635 respectively, of this cash was not insured.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Accounts receivable consists of royalty income from one customer and is not collateralized.  Management continually monitors the financial condition of its customer to reduce the risk of loss.  The Company routinely assesses the financial strength of its source of revenue income and as a consequence, concentration of credit risk is limited. At March 31, 2011 and December 31, 2010, the Company had $5,813 and $5,611 in royalties’ receivable from this customer.

Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources.  At March 31, 2011 and December 31, 2010 the Company had $13,412 in accumulated other comprehensive losses from its foreign currency translation. The Company recorded no comprehensive income due to gains or losses from foreign currency translation.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
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

The Company had no outstanding options or warrants at March 31, 2011 and December 31, 2010.

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

The Company had convertible debt at March 31, 2011 and December 31, 2010, of $49,500, and convertible interest of $1,578 and $706 respectively.

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
MARCH 31, 2011
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

NOTE 3 – GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when it exchanged its rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  The Company has an accumulated deficit of $1,459,687 at March 31, 2011. Additional financing will be required by the Company to fund and support its operations.  Management plans to mitigate its losses in future years by controlling its operating expenses and seeking out new business opportunities.   However, there is no assurance that the Company will be able to obtain additional financing, control their operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – DUE TO RELATED PARTIES

	March 31,	December 31,
	2010	2010
Due to a company sharing a common director (a)	$1,500	$1,500
Due to a company controlled by a relative of a major shareholder	33,107	33,107

Due to related parties	$34,607	$34,607

(a)  During the three months ended March 31, 2011 and 2010 the Company was billed $16,800 and $23,625 respectively, in administrative fees by a company sharing a common director. These fees are included in General and Administrative expenses on the Statement of Operations.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
UNAUDITED

NOTE 5 – CONVERTIBLE NOTES AND INTEREST PAYABLE TO RELATED PARTIES

	March 31,	December 31,
	2011	2010
Convertible notes and interest payable to a relative of a major shareholder unsecured, bears interest at 7% per annum, due on demand	$34,500	$34,500
Convertible note and interest payable to a company controlled by a major shareholder unsecured, bears interest at 7% per annum, due on demand	15,000	15,000
Accrued interest	1,578	706

Total convertible notes and interest payable to related parties	$51,078	$50,206

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

NOTE 7  – COMMITMENTS

The Company had no contingencies or long-term commitments at March 31, 2011.

NOTE 8 –  FAIR VALUE

Effective January 1, 2009, the Company adopted ASC 820-10, Fair Value Measurements and Disclosures – Overall. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has  the  ability  to  access  at  the  measurement  date.  Level 2 inputs are those other than quoted prices included within Level 1 that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The Company did not have any financial assets or liabilities at December 31, 2011 for which fair value measurements are applicable.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition or disclosure in the financial statements filed on Form 10-Q with the SEC and no other events, other than those described in these notes, have occurred that require disclosure.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The information in this annual report on Form 10-Q contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology.  Actual events or results may differ materially from those events or results included in the forward-looking statements.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time in the reports we file with the Securities and Exchange Commission.  Some, but not all, of these risks include, among other things:

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

General

This discussion and analysis should be read in conjunction with our interim unaudited financial statements and related notes included in this Form 10-Q and the audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.  Actual results may vary from the estimates and assumptions we make.

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

At March 31, 2011, our only source of income was a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of WebTech. A list of customers was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for eleven years, beginning November 1, 2004 and ending October 31, 2015.

Results of Operation

Our operating results for the three months ended March 31, 2011 and 2010 and the changes between those periods, are summarized as follows:

	Three Months Ended March 31,		Increase (Decrease) Between the three months ended March 31, 2011 and 2010
	2011	2010
Royalty income	$16,233	$11,005	$5,228
Operating expenses:
General and administrative	22,835	19,298	3,537
Net loss before interest expense	6,602	8,293	1,691
Interest expense	872	-	872
Net loss	$7,474	$8,293	$(819)

Revenues

Our royalty revenue increased by $5,228 or 48% from $11,005 for the three months ended March 31, 2010 to $16,233 for the three months ended March 31, 2011.

All of our revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. The revenue we receive from WebTech is in British Pounds.   The 48% increase in revenue during the three months ended March 31, 2011 was due primarily to an increase in the revenue earned in British Pounds of 45%. Changes in the exchange rates contributed a further 3% of the increase.  We do not expect our revenue to increase unless we locate a new revenue generating business opportunity.

Operating Expenses

Our operating expenses increased by $3,537 or 18% from $19,298 for the three months ended March 31, 2010 to $22,835 for the three months ended March 31, 2011.  This increase was primarily caused by increases in professional fees of $1,279, in filing fees of $1,616 and Franchise taxes of $4,594, all due to overaccruals in 2009 that were reversed in the three months ended March 31, 2010.  For the three months ended March 31, 2010 we had a gain on foreign exchange of $1,195 and for the three months ended March 31, 2011 we had a foreign exchange loss of $982 for a net increase in cash of  $2,177. These increases were offset primarily by a decrease in administration fees of $6,137 that was charged by the company doing our administration.
Over the next year our plan is to continue to control our operating costs.  We expect our operating costs to remain approximately the same over the next year, unless we locate a new viable business.

Franchise Tax

Our franchise tax recovery decreased by $4,594 from a recovery of $4,655 for the three months ended March 31, 2010 to a recovery of $61 for the three months ended March 31, 2011. The recovery for the three months ended March 31, 2010 was caused by an overaccrual of franchise tax in 2008 that had been based on 2007’s franchise tax expense.  The recovery for the three months ended March 31, 2011 was due to a refund from the State of California for overpayment of franchise taxes.

Liquidity and Capital Resources

Going Concern

The notes to our financial statements at March 31, 2011 disclose our uncertain ability to continue as a going concern.  We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  We have accumulated a deficit of $1,459,687 since inception and additional financing will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and seeking out new business opportunities.  However, there is no assurance that we will be able to obtain additional financing, control our operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As of March 31, 2011, we had a cash balance of $$2,108, a working capital deficit of $189,307 and negative cash flows from operations of $3,292 for the year then ended. During the three months ended March 31, 2011, we primarily funded our operations with $49,500 in convertible loans from related parties that were received in the prior quarter and the royalty revenue we received from WebTech.

The following table summarizes our sources and uses of cash for the three months ended March 31, 2011 and 2011:

	March 31,
	2011	2010
Net cash used in operating activities	$(3,292)	$(8,311)
Net cash used in investment activities	-	-
Net cash provided by financing activities		-
Effect of foreign currency exchange	-	-
Net decrease in cash	$(3,292)	$(8,311)

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2011 was $3,292. This cash was primarily used to cover our net loss of $7,474 and decreases in accrued professional fees of $4,000. These uses were primarily offset by increases in accounts payable of $6,942, due to related parties of $872 and accrued liabilities of $570.

Net cash used in operating activities during the three months ended March 31, 2010 was $8,311. This cash was primarily used to cover our net loss of $8,293 an increase in accounts receivable of $1,198 and decreases in accounts payable of $2,971, accrued liabilities of $4,735 and accrued professional fees of $6,000.  These uses of cash were offset primarily by an increase in due to related parties of $14,886.

Net Cash Used In Investing Activities

We did not have any investing activities during the three months ended March 31, 2011 and 2010.

Net Cash Provided By Financing Activities

During the three months ended March 31, 2011 and 2010 we did not have any financing activities.

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

Contingencies and Commitments

We had no contingencies or long-term commitments at March 31, 2011 and December 31, 2010.

Contractual Obligations

We had no contractual obligations at March 31, 2011 and December 31, 2010.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At March 31, 2011 and December 31, 2010, our allowance for doubtful accounts was $0.

At March 31, 2011, accounts receivable consists of estimated royalty revenue for the months of February and March 2011.  Our estimate was based on the amounts we received from WebTech for the months from July 2010 to January 2011.  As of the date of filing we had not received payment of the accrued royalty revenue and thus our estimated accrual could vary materially from the amount we accrued at March 31, 2011.

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

At March 31, 2011, we had approximately $2,108 in cash on deposit with a large chartered Canadian bank.  At March 31, 2011, $1,582 of this cash was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  We continually monitor the financial condition of our customer to reduce the risk of loss.  We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At March 31, 2010, we had $5,813 in royalties’ receivable from this source.

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

GLOBETRAC INC.

Dated: May 13, 2011	By:	/s/ John daCosta
	Name	John daCosta
	Title	CEO, President and CFO
(Principal Executive Officer and
Principal Financial Officer)