Form 10-Q/A
period 2011-03-31
GLOBETRAC INC
filed 2011-05-18
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend our Quarterly Report on Form 10-Q for the period ended March 31, 2011, which was filed with the Securities and Exchange Commission on May 13, 2011 (the “Original Form 10-Q”).

This Form 10-Q/A is being filed for the sole purpose of including Exhibit 32.1 and Exhibit 32.2, which were inadvertently not filed with our Original Form 10-Q due to a transmission error. No other items included in the Original Form 10-Q have been amended and this Form 10-Q/A does not provide an update for any events that have occurred subsequent to the filing of our Original Form 10-Q.

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

GLOBETRAC INC.

Dated: May 17, 2011	By:	/s/ John daCosta
	Name	John daCosta
	Title	CEO, President and CFO
(Principal Executive Officer and
Principal Financial Officer)