Form 10-Q
period 2011-06-30
GLOBETRAC INC
filed 2011-08-12
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
[    ] Yes         [ X ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 11, 2011
common stock - $0.001 par value	95,183,198

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GLOBETRAC INC.
BALANCE SHEETS

	June 30, 2011	December 31, 2010
	unaudited
ASSETS

Current assets

Cash	$1,329	$5,400
Accounts receivable	8,127	5,611
Prepaids	999	999

Total current assets	$10,455	$12,010

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$4,548	$56,019
Accrued liabilities	-	3,730
Accrued professional fees	5,500	49,281
Convertible note payable to related parties, including accrued interest	51,975	50,206
Due to related parties	56,984	34,607

Total current liabilities	119,007	193,843

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 authorized, none issued and outstanding at June 30, 2011 and December 31 , 2010	-	-
Common stock $0.001 par value, 200,000,000 common shares authorized, 95,183,198 issued and outstanding at June 30, 2011 and 89,883,198 at December 31, 2010	95,183	89,883
Additional paid in capital	1,228,565	1,167,085
Accumulated deficit	(1,443,965)	(1,452,213)
Accumulated other comprehensive income	11,665	13,412

Total stockholders' deficit	(108,552)	(181,833)

Total liabilities and stockholders' deficit	$10,455	$12,010

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Royalty income	$12,007	$12,195	$28,240	$23,200

Operating expenses:

General and administrative	31,072	18,427	53,907	37,725

Operating loss	(19,065)	(6,232)	(25,667)	(14,525)

Other Income (expense):
Interest expense	(14,676)	-	(15,548)	-
Gain on extinguishment of debt	49,463	-	49,463	-

Net income (loss)	$15,722	$(6,232)	$8,248	$(14,525)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding - basic and diluted	89,999,682	89,883,198	89,941,762	89,883,198

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED June 30, 2011 AND 2010

					Accumulated
	Common Stock Issued		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2010	89,883,198	$89,883	$1,167,085	$(1,408,292)	$13,412	$(137,912)
Net loss for the six months ended June 30, 2010	-	-	-	(14,525)	-	(14,525)

Balance at June 30, 2010 (unaudited)	89,883,198	89,883	1,167,085	(1,422,817)	13,412	(152,437)
Net loss for the six months ended December 31, 2010	-	-	-	(29,396)	-	(29,396)

Balance at December 31, 2010	89,883,198	89,883	1,167,085	(1,452,213)	13,412	(181,833)
Issue shares for debt	5,300,000	5,300	61,480	-	-	66,780
Net income for the six months ended June 30, 2011	-	-	-	8,248	-	8,248
Comprehensive loss	-	-	-	-	(1,747)	(1,747)

Balance at June 30, 2011 (unaudited)	95,183,198	$95,183	$1,228,565	$(1,443,965)	$11,665	$(108,552)

Note: There is no Preferred Stock issued and outstanding.

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

Cash flows from operating activities:

Net gain (loss)	$8,248	$(14,525)

Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Stock issued for accrued interest	13,780	-
Foreign currency gain	(1,747)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,516)	(1,009)
Prepaids	-	-
Accounts payable	(51,471)	(5,393)
Accrued liabilities	(3,730)	(4,313)
Accrued professional fees	9,219	(5,500)
Related party loan payable	1,769	-
Due to related party	22,377	19,195

Net cash used in operating activities	(4,071)	(11,545)

Effect of foreign currency exchange	-	-

Net decrease in cash	(4,071)	(11,545)

Cash, beginning of period	5,400	13,438

Cash, end of period	$1,329	$1,893

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of GlobeTrac Inc. for the year ended December 31, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010 included in the Company’s report on Form 10-K.

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

Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.  At June 30, 2011 and December 31, 2010, the Company had no cash equivalents.

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At June 30, 2011 and December 31, 2010, our allowance for doubtful accounts was $0.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
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

Foreign exchange gains or losses were $1,747 for the six months ending June 30, 2010.

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

At June 30, 2011 and  December 31, 2010, the Company had $1,329 and $5,400 respectively, in cash on deposit with a large chartered Canadian bank.  At June 30, 2011 and December 31, 2010, $437 and $635 respectively, of this cash was not insured.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Accounts receivable consists of royalty income from one customer and is not collateralized.  Management continually monitors the financial condition of its customer to reduce the risk of loss.  The Company routinely assesses the financial strength of its source of revenue income and as a consequence, concentration of credit risk is limited. At June 30, 2011 and December 31, 2010, the Company had $8,127 and $5,611 in royalties’ receivable from this customer.

Comprehensive Income (Loss)

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources.  At June 30, 2011 and December 31, 2010 the Company had $11,665 and $13,412 in accumulated other comprehensive losses from its foreign currency translation. The Company recorded a $1,747 adjustment of comprehensive loss due to an extinguished debt transaction.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
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

The Company had no outstanding options or warrants at June 30, 2011 and December 31, 2010.

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

The Company had convertible debt to a related party at June 30, 2011 and December 31, 2010, of $49,500, and convertible interest of $2,475 and $706 respectively.

Segment Reporting

The Company is centrally managed, has limited operations and operates in one business segment.

Recent Accounting Pronouncements

In May 2011, the FASB has issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  Nonpublic entities may apply the amendments in ASU 2011-04 early, but no earlier than for interim periods beginning after December 15, 2011.  The Company is currently assessing the impact that the adoption will have on its financial statements.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
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

NOTE 3 – GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when it exchanged its rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  The Company has an accumulated deficit of $1,433,965 at June 30, 2011. Additional financing will be required by the Company to fund and support its operations.  Management plans to mitigate its losses in future years by controlling its operating expenses and seeking out new business opportunities.   However, there is no assurance that the Company will be able to obtain additional financing, control their operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – DUE TO RELATED PARTIES

	June 30,	December 31,
	2010	2010
Due to a company sharing a common director (a)	$23,877	$1,500
Due to a company controlled by a relative of a major shareholder	33,107	33,107

Due to related parties	$56,984	$34,607

(a)  During the six months ended June 30, 2011 and 2010 the Company was billed $33,670 and $32,700 respectively, in administrative fees by a company sharing a common director. These fees are included in General and Administrative expenses on the Statement of Operations.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
UNAUDITED

NOTE 5 – CONVERTIBLE NOTES AND INTEREST PAYABLE TO RELATED PARTIES

	June 30,	December 31,
	2011	2010
Convertible notes and interest payable to a relative of a major shareholder unsecured, bears interest at 7% per annum, due on demand	$34,500	$34,500
Convertible note and interest payable to a company controlled by a major shareholder unsecured, bears interest at 7% per annum, due on demand	15,000	15,000
Accrued interest	2,475	706

Total convertible notes and interest payable to related parties	$51,975	$50,206

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

NOTE 7  – COMMITMENTS

The Company had no contingencies or long-term commitments at June 30, 2011.

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

NOTE 9 –  COMMON STOCK

On June 24, 2011 the Company voted to increase its authorized capital to 900,000,000 common shares, this change will be implemented once the State of Delaware has approved the increase.

On June 29, 2011, in a non cash transaction, the Company issued 5,300,000 shares of our common stock at $0.0126 per share in settlement of $53,000 in debt. (Note 11)

NOTE 10 – EXTINGUISHMENT OF DEBT

Other income included $49,463 of income related to the extinguishment of debt, as to which the statute of limitations expired.

NOTE 11 – STOCK ISSUED FOR ACCRUED INTEREST

In conjunction with the issuance of  5,300,000 shares of our common stock for  $53,000 in debt we recorded interest expense of  $13,780. (Note 9)

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
UNAUDITED

 NOTE 12 – SUBSEQUENT EVENTS

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

At June 30, 2011, our only source of income was a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of WebTech. A list of customers was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for eleven years, beginning November 1, 2004 and ending October 31, 2015.

Results of Operation

Our operating results for the three and six months ended June 30, 2011 and 2010 and the changes between those periods, are summarized as follows:

	Three Months Ended June 30,		Increase (Decrease) Between the Three Months Ended June 30,	Six Months Ended June 30,		Increase (Decrease) Between the Six Months Ended June 30,
	2011	2010	2011 and 2010	2011	2010	2011 and 2010
Royalty income	$12,007	$12,195	$(188)	$28,240	$23,200	$5,040
Operating expenses:
General and administrative	31,072	18,427	12,645	53,907	37,725	16,182
Net income (loss) before other items	$(19,065)	$(6,232)	$12,833	$(25,667)	$(14,525)	$(11,142)
Interest	(896)	-	896	(1,768)	-	1,768
Loss on forgiveness of debt	(13,780)	-	13,780	(13,780)	-	13,780
Gain on Extinguishment of debt	49,463	-	49,463	49,463	-	49,463
Net income (loss)	$15,722	$(6,232)	$21,954	$8,248	$(14,525)	$22,773

Revenues

Our royalty revenue decreased by $188 or 2% from $12,195 for the three months ended June 30, 2010 to $12,007 for the three months ended June 30, 2011.

Our royalty revenue increased by $5,040 or 22% from $23,200 for the six months ended June 30, 2010 to $28,240 for the six months ended June 30, 2011.

All of our revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. The revenue we receive from WebTech is in British Pounds.   The 22% increase in revenue during the  six months ended June 30, 2011 was due primarily to an increase in the revenue earned in British Pounds of 16%. Changes in the exchange rates contributed a further 6% of the increase.  We do not expect our revenue to increase unless we locate a new, revenue generating business opportunity.  On June 9, 2011 we signed a letter of intent with a company named Thermoforte Green Inc. and Angelo Scola, to acquire certain of their assets.  At present we are proceeding with our due diligence with regard to the purchase.

Operating Expenses

Our operating expenses increased by $12,645 or 69% from $18,427 for the three months ended June 30, 2010 to $31,072 for the three months ended June 30, 2011.  This increase was primarily caused by increases in professional fees of $6,033, and administrative fees of $7,662. These increases were offset primarily by a decrease in franchise taxes of $1,200, due to withdrawal from registration for business in California.

Our operating expenses increased by $16,182 or 43% from $37,725 for the six months ended June 30, 2010 to $53,907 for the six months ended June 30, 2011.  This increase was primarily caused by increases in professional fees of $7,312, in filing fees of $1,498, Franchise taxes of $3,394, all due to over accruals in 2009 that were reversed in the six months ended June 30, 2010.  For the six months ended June 30, 2010 we had a gain on foreign exchange of $831 and for the six months ended June 30, 2011 we had a foreign exchange loss of $1,583 for a net increase in cash of $2,414. We also had an increase in administration fees of $1,525 that was charged by the company doing our administration.

Over the next year our plan is to continue to control our operating costs.  We expect our operating costs to remain approximately the same over the next year, unless we locate a new viable business.  If the purchase of the assets of Thermoforte Green goes forward we expect that our operating costs will increase.

Franchise Tax

Our franchise tax recovery decreased by $3,394 from a recovery of $3,455 for the six months ended June 30, 2010 to a recovery of $61 for the six months ended June 30, 2011. The recovery for the six months ended June 30, 2010 was caused by an over accrual of franchise tax in 2008 that had been based on 2007’s franchise tax expense.  The recovery of $61 for the six months ended June 30, 2011 was due to a refund from the State of California for overpayment of franchise taxes.

Liquidity and Capital Resources

Going Concern

The notes to our financial statements at June 30, 2011 disclose our uncertain ability to continue as a going concern.  We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  We have accumulated a deficit of $1,443,965 since inception and additional financing will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and seeking out new business opportunities.  However, there is no assurance that we will be able to obtain additional financing, control our operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As of June 30, 2011, we had a cash balance of $1,329 a working capital deficit of $108,552 and negative cash flows from operations of $4,071 for the six months then ended. During the six months ended June 30, 2011, we primarily funded our operations with $49,500 in convertible loans from related parties that were received in the prior year and the royalty revenue we receive from WebTech.

The following table summarizes our sources and uses of cash for the six months ended June 30, 2011 and 2010:

	June 30,
	2011	2010
Net cash used in operating activities	$(4,071)	$(11,545)
Net cash used in investment activities	-	-
Net cash provided by financing activities	-	-
Effect of foreign currency exchange	-	-
Net decrease in cash	$(4,071)	$(11,545)

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2011 was $4,071. This cash was primarily used to cover our operating loss of $25,667, a decrease in accounts payable of $51,471, a decrease in accrued liabilities of $3,730, an increase in accounts receivable of $2,516 and a gain on extinguishment of debt related to comprehensive income from foreign currency translation of $1,747. These uses were primarily offset by the non cash forgiveness of debt of $13,780 and increases in due to related parties of $22,377 and an increase in the cash portion of accrued professional fees of $9,219.

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

Net Cash Used In Investing Activities

We did not have any investing activities during the six months ended June 30, 2011 and 2010.

Net Cash Provided By Financing Activities

During the six months ended June 30, 2011 and 2010 we did not have any financing activities.

Non-Cash Financing

During the six months ended June 30, 2011 we converted $53,000 in Accounts Payable owed to a supplier to 5,300,000 shares of common stock at a price of $0.0126 per share.  We recorded a loss on the conversion of this debt of $13,780.

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

Contingencies and Commitments

We had no contingencies or long-term commitments at June 30, 2011 and December 31, 2010.

Contractual Obligations

We had no contractual obligations at June 30, 2011 and December 31, 2010.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At June 30, 2011 and December 31, 2010, our allowance for doubtful accounts was $0.

At June 30, 2011, accounts receivable consists of estimated royalty revenue for the months of May and June 2011.  Our estimate was based on the amounts we received from WebTech for the months from October 2010 to April 2011.  As of the date of filing we had not received payment of the accrued royalty revenue and thus our estimated accrual could vary materially from the amount we accrued at June 30, 2011.

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

At June 30, 2011, we had approximately $1,329 in cash on deposit with a large chartered Canadian bank.  At June 30, 2011, $892 of this cash was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  We continually monitor the financial condition of our customer to reduce the risk of loss.  We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At June 30, 2010, we had $8,127 in royalties’ receivable from this source.

Recent Accounting Standards and Pronouncements

In May 2011, the FASB has issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  Nonpublic entities may apply the amendments in ASU 2011-04 early, but no earlier than for interim periods beginning after December 15, 2011.  The Company is currently assessing the impact that the adoption will have on its financial statements.

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

Item 4.  (Removed and Reserved)

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
Filed
14	Code of Ethics filed as an exhibit to GlobeTrac’s Form 10-KSB filed on April 15, 2003, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
101.INS	XBRL Instance	**
101.SCH	XBRL Taxonomy Extension Schema	**
101.CAL	XBRL Taxonomy Extension Calculation	**
101.DEF	XBRL Taxonomy Extension Definition	**
101.LAB	XBRL Taxonomy Extension Labels	**
101.PRE	XBRL Taxonomy Extension Presentation	**

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, GlobeTrac Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

GLOBETRAC INC.

Dated: August 11, 2011	By:	/s/ John daCosta
	Name:	John daCosta
	Title:	CEO, President and CFO (Principal Executive Officer and Principal Financial Officer)