Form 10-Q
period 2011-09-30
GLOBETRAC INC
filed 2011-11-07
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
[    ] Yes         [ X ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 4 , 2011
common stock - $0.001 par value	95,183,198

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GLOBETRAC INC.
BALANCE SHEETS

	September 30, 2011	December 31, 2010
	unaudited
ASSETS

Current assets

Cash	$152	$5,400
Accounts receivable	5,102	5,611
Prepaids	-	999

Total current assets	$5,254	$12,010

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$5,611	$56,019
Accrued liabilities	-	3,730
Accrued professional fees	6,000	49,281
Convertible note payable to related parties, including accrued interest	52,897	50,206
Due to related parties	69,663	34,607

Total current liabilities	134,171	193,843

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock $0.001 par value, 5,000,000 authorized, none issued and outstanding at September 30, 2011 and December 31 , 2010	-	-
Common stock $0.001 par value, 200,000,000 common shares authorized, 95,183,198 issued and outstanding at September 30, 2011 and 89,883,198 at December 31, 2010	95,183	89,883
Additional paid in capital	1,228,565	1,167,085
Accumulated deficit	(1,464,330)	(1,452,213)
Accumulated other comprehensive income	11,665	13,412

Total stockholders' deficit	(128,917)	(181,833)

Total liabilities and stockholders' deficit	$5,254	$12,010

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Royalty income	$5,092	$16,154	$33,332	$39,354

Operating expenses:

General and administrative	24,535	25,148	78,442	62,873

Operating loss	(19,443)	(8,994)	(45,110)	(23,519)

Other income (expense):
Interest expense	(922)	(19)	(16,470)	(19)
Gain on extinguishment of debt	-	-	49,463	-

Net loss	$(20,365)	$(9,013)	$(12,117)	$(23,538)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	95,183,198	89,883,198	91,708,106	89,883,198

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

					Accumulated
	Common Stock Issued		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2010	89,883,198	$89,883	$1,167,085	$(1,408,292)	$13,412	$(137,912)
Net loss for the nine months ended September 30, 2010	-	-	-	(23,538)	-	(23,538)

Balance at September 30, 2010 (unaudited)	89,883,198	89,883	1,167,085	(1,431,830)	13,412	(161,450)
Net loss for the three months ended December 31, 2010	-	-	-	(20,383)	-	(20,383)

Balance at December 31, 2010	89,883,198	89,883	1,167,085	(1,452,213)	13,412	(181,833)
Issue shares for debt	5,300,000	5,300	61,480	-	-	66,780
Net loss for the nine months ended September 30, 2011	-	-	-	(12,117)	-	(12,117)

Comprehensive loss	-	-	-	-	(1,747)	(1,747)

Balance at September 30, 2011 (unaudited)	95,183,198	$95,183	$1,228,565	$(1,464,330)	$11,665	$(128,917)

Note: There is no Preferred Stock issued and outstanding.

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

Cash flows from operating activities:

Net loss	$(12,117)	$(23,538)

Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Stock issued for accrued interest	13,780	-
Foreign currency gain	(1,747)	-
Changes in operating assets and liabilities:
Accounts receivable	509	(2,885)
Prepaids	999	-
Accounts payable	(50,408)	(3,044)
Accrued liabilities	(3,730)	(5,513)
Accrued professional fees	9,719	(6,500)
Related party loan payable	2,691	-
Due to related party	35,056	22,558
Accrued interest payable on convertible note	-	19

Net cash used in operating activities	(5,248)	(18,903)

Cash flows from financing activities
Convertible note payable	-	12,500

Net cash from financing	-	12,500

Net decrease in cash	(5,248)	(6,403)

Cash, beginning of period	5,400	13,438

Cash, end of period	$152	$7,035

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of GlobeTrac Inc. for the year ended December 31, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010 included in the Company’s report on Form 10-K.

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

Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with an original maturity of 90 days or less to be cash equivalents.  At September 30, 2011 and December 31, 2010, the Company had no cash equivalents.

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At September 30, 2011 and December 31, 2010, our allowance for doubtful accounts was $0.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
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

Foreign exchange losses were $1,747 for the nine months ending September 30, 2010.

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

At September 30, 2011 and  December 31, 2010, the Company had $152 and $5,400 respectively, in cash on deposit with a large chartered Canadian bank.  At September 30, 2011 and December 31, 2010, $55 and $635 respectively, of this cash was not insured.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Accounts receivable consists of royalty income from one customer and is not collateralized.  Management continually monitors the financial condition of its customer to reduce the risk of loss.  The Company routinely assesses the financial strength of its source of revenue income and as a consequence, concentration of credit risk is limited. At September 30, 2011 and December 31, 2010, the Company had $5,102 and $5,611 in royalties’ receivable from this customer.

Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources.  At September 30, 2011 and December 31, 2010 the Company had $11,665 and $13,412 in accumulated other comprehensive losses from its foreign currency translation. The Company recorded a $1,747 comprehensive loss due to losses from foreign currency translation on the extinguished debt.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
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

The Company had no outstanding options or warrants at September 30, 2011 and December 31, 2010.

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

The Company had convertible debt to a related party at September 30, 2011 and December 31, 2010, of $49,500, and convertible interest of $3,397 and $706 respectively.

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
September 30, 2011
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

NOTE 3 – GOING CONCERN

The Company was in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when it exchanged its rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  The Company has an accumulated deficit of $1,464,330 at September 30, 2011. Additional financing will be required by the Company to fund and support its operations.  Management plans to mitigate its losses in future years by controlling its operating expenses and seeking out new business opportunities.   However, there is no assurance that the Company will be able to obtain additional financing, control their operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – DUE TO RELATED PARTIES

	September 30,	December 31,
	2011	2010
Due to a company sharing a common director (a)	$36,556	$1,500
Due to a company controlled by a relative of a major shareholder	33,107	33,107

Due to related parties	$69,663	$34,607

(a) During the nine months ended September 30, 2011 and 2010 the Company was billed $50,400 and $49,500 respectively, in administrative fees by a company sharing a common director. These fees are included in General and Administrative expenses on the Statement of Operations.

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
UNAUDITED

NOTE 5 – CONVERTIBLE NOTES AND INTEREST PAYABLE TO RELATED PARTIES
	September 30,	December 31,
	2011	2010
Convertible notes payable to a relative of a major shareholder unsecured, bears interest at 7% per annum, due on demand	$34,500	$34,500
Accrued interest	2,432	553
Convertible note payable to a company controlled by a major shareholder unsecured, bears interest at 7% per annum, due on demand	15,000	15,000
Accrued interest	965	153

Total convertible notes and interest payable to related parties	$52,897	$50,206

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

NOTE 7  – COMMITMENTS

The Company had no contingencies or long-term commitments at September 30, 2011.

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

NOTE 11 – STOCK ISSUED FOR ACCRUED INTEREST

In conjunction with the issuance of  5,300,000 shares of our common stock for  $53,000 in debt we recorded a interest expense of  $13,780. (Note 9)

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

At September 30, 2011, our only source of income was a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of WebTech. A list of customers was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for eleven years, beginning November 1, 2004 and ending October 31, 2015.

Results of Operation

Our operating results for the three and nine months ended September 30, 2011 and 2010 and the changes between those periods, are summarized as follows:

	Three Months Ended September 30,		Increase (Decrease) Between the Three Months Ended September 30, 2011 and	Nine Months Ended September 30,		Increase (Decrease) Between the Nine Months Ended September 30, 2011 and
	2011	2010	2010	2011	2010	2010
Royalty income	$5,092	$16,154	$(11,062)	$33,332	$39,354	$(6,022)
Operating expenses:
General and administrative	24,535	25,148	(613)	78,442	62,873	15,569
Net loss before other items	$(19,443)	$(8,994)	$(10,449)	$(45,110)	$(23,519)	$(21,591)
Interest	(922)	(19)	(903)	(16,470)	(19)	(16,451)
Gain on Extinguishment of debt	-	-	-	49,463	-	49,463
Net loss	$(20,365)	$(9,013)	$(11,352)	$(12,117)	$(23,538)	$11,421

Revenues

Our royalty revenue decreased by $11,062 or 68% from $16,154 for the three months ended September 30, 2010 to $5,092 for the three months ended September 30, 2011.

Our royalty revenue decreased by $6,022 or 15% from $39,354 for the nine months ended September 30, 2010 to $33,332 for the nine months ended September 30, 2011.

All of our revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. The revenue we receive from WebTech is in British Pounds.   The 15% decrease in revenue during the  nine months ended September 30, 2011 was due primarily to a decrease in the revenue earned in British Pounds of 20%. Changes in the exchange rates offset this decrease by 5.  We do not expect our revenue to increase unless we locate a new, revenue generating business opportunity.  On June 9, 2011 we signed a letter of intent with a company named Thermoforte Green Inc. and Angelo Scola, to acquire certain of their assets.  On September 8, 2011, after performing our due diligence, we announced the termination of this agreement.  On September 26, 2011 GlobeTrac entered into a letter agreement with David Bernard and Michael Avatar with the intention and objective of both parties to negotiate the purchase and sale of all of the shares of Equities.com, Inc.   At present we are proceeding with our due diligence with regard to the purchase.

Operating Expenses

Our operating expenses decreased by $631 or 3% from $25,148 for the three months ended September 30, 2010 to $24,535 for the three months ended September 30, 2011.  This decrease was primarily caused by decreases in professional fees of $1,147, foreign exchange of $1,099 and franchise tax fees of $698. These decreases were offset primarily by an increase in filing fees of $2,499, due to increased XBRL filing requirements.

Our operating expenses increased by $15,569 or 25% from $62,873 for the nine months ended September 30, 2010 to $78,442 for the nine months ended September 30, 2011.  This increase was primarily caused by increases in professional fees of $6,165, in filing fees of $3,997, franchise taxes of $2,696, all due to over accruals in 2009 that were reversed in the nine months ended September 30, 2010.  Foreign exchange losses increased by $1,315 and administration fees that were charged by the company doing our administration increased by $1,525.

Over the next year our plan is to continue to control our operating costs.  We expect our operating costs to remain approximately the same over the next year, unless we locate a new viable business.  After completing our due diligence, the letter agreement for the purchase of the assets of Thermoforte Green was cancelled.  If the purchase of Equities.com, Inc.  goes forward we expect that our operating costs will increase.

Franchise Tax

Our franchise tax recovery decreased by $2,696 from a recovery of $2,757 for the nine months ended September 30, 2010 to a recovery of $61 for the nine months ended September 30, 2011. The recovery for the nine months ended September 30, 2010 was caused by an over accrual of franchise tax in 2008 that had been based on 2007’s franchise tax expense.  The recovery of $61 for the nine months ended September 30, 2011 was due to a refund from the State of California for overpayment of franchise taxes.

Liquidity and Capital Resources

Going Concern

The notes to our financial statements at September 30, 2011 disclose our uncertain ability to continue as a going concern.  We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  We have accumulated a deficit of $1,464,330 since inception and additional financing will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and seeking out new business opportunities.  However, there is no assurance that we will be able to obtain additional financing, control our operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As of September 30, 2011, we had a cash balance of $152 a working capital deficit of $128,917 and negative cash flows from operations of $5,248 for the nine months then ended. During the nine months ended September 30, 2011, we primarily funded our operations with $49,500 in convertible loans from related parties that were received in the prior year and the royalty revenue we receive from WebTech.

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2011 and 2010:

	September 30,
	2011	2010
Net cash used in operating activities	$(5,248)	$(18,903)
Net cash used in investment activities	-	-
Net cash provided by financing activities	-	12,500
Effect of foreign currency exchange	-	-
Net decrease in cash	$(5,248)	$(6,403)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2011 was $5,248. This cash was primarily used to cover our operating loss of $12117, a decrease in accounts payable of $50,408 a decrease in accrued liabilities of $3,730, and a gain on extinguishment of debt related to comprehensive income from foreign currency translation of $1,747. These uses were primarily offset by the non cash interest expenses on the conversion of debt of $13,780 and increases in due to related parties of $35,056 and an increase in the cash portion of accrued professional fees of $9,719.

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

Net Cash Used In Investing Activities

We did not have any investing activities during the nine months ended September 30, 2011 and 2010.

Net Cash Provided By Financing Activities

During the nine months ended September 30, 2011 and 2010 we had $0 and $12,500 in financing activities from the issuance of a convertible note to a related party.

Non-Cash Financing

During the nine months ended September 30, 2011 we converted $53,000 in Accounts Payable owed to a supplier to 5,300,000 shares of common stock at a price of $0.0126 per share.  We recorded interest expenses on the conversion of this debt of $13,780.

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

Contingencies and Commitments

We had no contingencies or long-term commitments at September 30, 2011 and December 31, 2010.

Contractual Obligations

We had no contractual obligations at September 30, 2011 and December 31, 2010.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At September 30, 2011 and December 31, 2010, our allowance for doubtful accounts was $0.

At September 30, 2011, accounts receivable consists of estimated royalty revenue for the months of August and September 2011.  Our estimate was based on the amounts we received from WebTech for the months from May 2011 to July 2011.  As of the date of filing we had not received payment of the accrued royalty revenue and thus our estimated accrual could vary materially from the amount we accrued at September 30, 2011.

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

At September 30, 2011, we had approximately $152 in cash on deposit with a large chartered Canadian bank.  At September 30, 2011, $100 of this cash was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  We continually monitor the financial condition of our customer to reduce the risk of loss.  We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At September 30, 2011, we had $5,102 in royalties’ receivable from this source.

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

GLOBETRAC INC.

Dated: November 4 , 2011	By:	/s/ John daCosta
	Name:	John daCosta
	Title:	CEO, President and CFO (Principal Executive Officer and Principal Financial Officer)