Form 10-K
period 2011-12-31
GLOBETRAC INC
filed 2012-03-30
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
[    ] Yes         [   ]  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ T ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[   ] Yes         [ X ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $18,876,072 as of June 30, 2011 ($0.45 X 41,946,826)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 29, 2012
common stock - $0.0001 par value	95,183,198
RDGPreambleEnd
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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2011, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

On July 29, 2002, the Company changed its name to “GlobeTrac Inc.”  GlobeTrac has an authorized capital of 205,000,000 shares with a par value of $0.001, consisting of 200,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock with 95,183,198 shares of Common Stock currently issued and outstanding.

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

From November 1, 2004, to present GlobeTrac has been seeking viable business opportunities through acquisition, merger or other suitable business combination method.

On March 12, 2012, GlobeTrac entered into a license agreement with an option to purchase with Teak Shield Corp. (“Teak Shield”) and its owners Robert and Marion Diefendorf (jointly the “Licensors”). See exhibit 10.10 Technology License Agreement with Option to Purchase (hereinafter the “Agreement”).

Pursuant to the terms and conditions of the Agreement, GlobeTrac has acquired a license to market and sell the Licensed Products as listed in Exhibit B of the Agreement, and in exchange GlobeTrac provides consideration to Licensors of a 5% royalty on all sales of the Licensed Products with a minimum $100,000 yearly royalty payment, and agreement to issue to Licensors five million shares of GlobeTrac common stock.

In addition, pursuant to the terms and conditions of the Agreement, for a onetime payment of $250,000 GlobeTrac will acquire the option to purchase, for a two year period, 100% of the Licensor’s ownership and interest in its proprietary rights and assets including all Licensed Products, manufacturing, patents, intellectual property, technology, contracts, trademarks, and goodwill, all as listed in Exhibit A of the Agreement (collectively the “Assets”).

The option to purchase is conditional upon GlobeTrac satisfying the following conditions:

a)	GlobeTrac delivers written notice of its intention to exercise the option to purchase within two years from the date of the Agreement; and
b)	GlobeTrac pays to Licensors the aggregate sum of $3 million to purchase the assets, net of the $250,000 paid to the Licensor to acquire the option to purchase.

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

GlobeTrac has not yet reached an agreement or definitive understanding with any person concerning an acquisition or a business combination.  When any such agreement is reached or other material fact occurs, GlobeTrac will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K.  Persons reading this Form 10-K are advised to determine if GlobeTrac has subsequently filed a Form 8-K.

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

Patents/Trade Marks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

GlobeTrac does not currently own any patents or trade marks, and is not party to any franchise agreements, concessions or labor contracts.  GlobeTrac is party to a royalty agreement, the terms set out in the Letter Agreement among Global Axxess, WebTech Wireless International and WebTech Wireless Inc.  See Exhibit 10.5 – Letter Agreement and Exhibit 10.6 - Termination and Transfer Agreement for more information. Globetrac also has one license agreement to sell the products of Teak Shield Corp. per the Technology License Agreement  with Option to Purchase (See Exhibit 10.10 filed on March 16, 2012).

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

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

GlobeTrac’s Common Stock has been quoted on the NASD OTC Bulletin Board since March 2002 under the symbol “GBTR” (formerly “ARTE”).  However, from March 2002 to June 2002, GlobeTrac’s Common Stock did not trade.  The first trade occurred on June 28, 2002.  The table below gives the high and low bid information for each fiscal quarter for the last two fiscal years and for the interim period ended March 27, 2012.  The bid information was obtained from Pink OTC Markets LLC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
27 March 2012	$0.191	$0.0261	Pink OTC Markets Inc.
31 December 2011	$0.23	$0.1201	Pink OTC Markets Inc.
30 September 2011	$0.52	$0.14	Pink OTC Markets Inc.
30 June 2011	$0.54	$0.0015	Pink OTC Markets Inc.
31 March 2011	$0.002	$0.0012	Pink OTC Markets Inc.
31 December 2010	$0.007	$0.001	Pink OTC Markets Inc.
30 September 2010	$0.0065	$0.0013	Pink OTC Markets Inc.
30 June 2010	$0.004	$0.004	Pink OTC Markets Inc.
31 March 2010	$0.004	$0.0011	Pink OTC Markets Inc.

(b)           Holders of Record

GlobeTrac had approximately 47 holders of record of GlobeTrac’s Common Stock as of December 31, 2011 according to a shareholders’ list provided by GlobeTrac’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by GlobeTrac of the number of beneficial owners of common stock held in street name.  The transfer agent for GlobeTrac’s common stock is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403 Las Vegas, NV 89119 and their telephone number is 702-361-3033.

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

 (d)           Recent Sales of Unregistered Securities

On June 29, 2011, in a non cash transaction, the Company issued 5,300,000 shares of our common stock at $0.01 per share in settlement of $53,000 in debt owed.

The issuance of the Shares to the creditor was not registered under the Securities Act of 1933, as amended (the “Securities Act”), but was made in reliance upon the exemptions from registration requirements of the Securities Act set forth in Section 4(2) based on the creditor’s level of sophistication and its access to information about GlobeTrac.

Other than the sale mentioned above there have been no other sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of GlobeTrac’s Common Stock except as follows:

On September 23, 2010 GlobeTrac received a loan of $12,500 payable on demand. Interest is to be paid at 7% per year, compounded monthly. The lender may, in its sole discretion, convert any payments of principal sum or interest into restricted shares of common stock in the capital of the Borrower at a conversion price of the lesser of US$0.50 per share and the Borrower’s closing market price on the day the Borrower receives the written instructions from the lender.

On September 30, 2010 GlobeTrac received a loan of $12,000 payable on demand. Interest is to be paid at 7% per year, compounded monthly. The lender may, in its sole discretion, convert any payments of principal sum or interest into restricted shares of common stock in the capital of the Borrower at a conversion price of the lesser of US$0.50 per share and the Borrower’s closing market price on the day the Borrower receives the written instructions from the lender.

On October 26, 2010 GlobeTrac received a loan of $10,000 payable on demand. Interest is to be paid at 7% per year, compounded monthly. The lender may, in its sole discretion, convert any payments of principal sum or interest into restricted shares of common stock in the capital of the Borrower at a conversion price of the lesser of US$0.50 per share and the Borrower’s closing market price on the day the Borrower receives the written instructions from the lender.

On November 9, 2010 GlobeTrac received a loan of $15,000 payable on demand. Interest is to be paid at 7% per year, compounded monthly. The lender may, in its sole discretion, convert any payments of principal sum or interest into restricted shares of common stock in the capital of the Borrower at a conversion price of the lesser of US$0.50 per share and the Borrower’s closing market price on the day the Borrower receives the written instructions from the lender.

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

Overview

We were incorporated in the state of Delaware on March 2, 2000, as 411 Place.com Inc.  On February 28, 2001, we changed our name to Artescope, Inc. and on July 29, 2002, changed the name to GlobeTrac Inc.  Our principal executive offices are headquartered in Canada.  On August 27, 2002, we acquired 100% of the shares of Global Axxess Corporation Limited (Global Axxess), a company incorporated in Ireland.  On June 12, 2008, we sold our shares of Global Axxess, our only subsidiary.  Global Axxess owned 100% of the issued and outstanding shares of Globetrac Limited (Limited), a company incorporated in the United Kingdom, until March 20, 2007, when Limited was officially dissolved and all of Limited’s assets and liabilities were assumed by GlobeTrac. As a result of terminating our operations in Europe, we are seeking new business opportunities.

At December 31, 2011, our only source of income was a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of WebTech. A list of customers was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for eleven years, beginning November 1, 2004 and ending October 31, 2015.

On June 9, 2011, we signed a letter of intent with a company named Thermoforte Green Inc. and Angelo Scola, to acquire certain of their assets.  On September 8, 2011, after performing our due diligence, we announced the termination of this agreement.

On September 26, 2011, we entered into a letter agreement with David Bernard and Michael Avatar with the intention and objective of both parties to negotiate the purchase and sale of all of the shares of Equities.com, Inc.    On January 23, 2012, David Bernard and Michael Avatar terminated the Letter Agreement.  Mr. Bernard and Mr. Avatar advised GlobeTrac that they decided to terminate the Letter Agreement as a result of failing to secure the requisite third-party financing for the proposed share purchase.

On March 12, 2012, GlobeTrac entered into a license agreement with an option to purchase with Teak Shield Corp. (“Teak Shield”) and its owners Robert and Marion Diefendorf (jointly the “Licensors”), such agreement titled: Technology License Agreement with Option to Purchase. Pursuant to the terms and conditions of the Agreement, GlobeTrac has acquired a license to market and sell certain Licensed Products, and in exchange GlobeTrac will pay a 5% royalty on all sales of the Licensed Products with a minimum $100,000 yearly royalty payment, and agrees to issue to Licensors five million shares of GlobeTrac common stock.

Results of Operation

Our operating results for the years ended December 31, 2011 and 2010 and the changes between those periods, are summarized as follows:

	Year Ended December 31,		Increase (Decrease) Between the Years Ended December 31,
	2011	2010	2011 and 2010
Royalty income	$41,699	$50,379	$(8,680)
Operating expenses:
General and administrative	138,328	93,594	44,734
Net loss before other items	96,629	43,215	53,414
Interest	4,054	706	3,348
Gain on extinguishment of debt	(49,463)	-	(49,463)
Loss on forgiveness of debt	13,780	-	13,780
Net loss	$65,000	$43,921	$21,079

Revenues

Our royalty revenue decreased by $8,680 or 17% from $50,379 for the year ended December 31, 2010 to $41,699 for the year ended December 31, 2011.

All of our revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. The revenue we receive from WebTech is in British Pounds.   The 17% decrease in revenue during the year ended December 31, 2011 was due primarily to a decrease in the revenue earned in British Pounds of 21%. Changes in the exchange rates offset this decrease by 4%.  We do not expect our revenue to increase unless we locate a new, revenue generating business opportunity.

Operating Expenses

Our operating expenses increased by $44,734 or 48% from $93,594 for the year ended December 31, 2010 to $138,328 for the years ended December 31, 2011.  This increase was primarily caused by increases in due diligence expenses of $21,965 for work done on potential acquisitions, in professional fees of $14,823, in filing fees of $3,073 and franchise taxes of $2,266, due to over accruals in 2009 that were reversed in the year ended December 31, 2010.  Foreign exchange losses increased by $2,136 and administration fees that were charged by the company doing our administration increased by $1,335.

Over the next year our plan is to continue to control our operating costs.  We expect our operating costs to remain approximately the same over the next year, unless we locate a new viable business.

The above costs for due diligence were incurred in analyzing the Thermoforte Green offer and the Equities.com offer. Both offers were cancelled before closing.

If the purchase of Teak Shield Corp.  goes forward we expect that our operating costs will increase.

Franchise Tax

Our franchise tax recovery decreased by $2,266 from a recovery of $2,327 for the year ended December 31, 2010, to a recovery of $61 for the year ended December 31, 2011. The recovery for the year ended December 31, 2010 was caused by an over accrual of franchise tax in 2008 that had been based on 2007’s franchise tax expense.  The recovery of $61 for the years ended December 31, 2011 was due to a refund from the State of California for overpayment of franchise taxes.

Liquidity and Capital Resources

Going Concern

The notes to our financial statements at December 31, 2011 disclose our uncertain ability to continue as a going concern.  We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004 when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  We have accumulated a deficit of $1,517,213 since inception and additional financing will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and seeking out new business opportunities.  However, there is no assurance that we will be able to obtain additional financing, control our operating expenses or be successful in locating or acquiring a viable business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As of December 31, 2011, we had a cash balance of $707 a working capital deficit of $181,800 and negative cash flows from operations of $40,193 for the year then ended. During the year ended December 31, 2011, we primarily funded our operations with $49,500 in convertible loans from related parties that were received in the prior year, $35,500 in loans received this year and the royalty revenue we received from WebTech.

The following table summarizes our sources and uses of cash for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
Net cash used in operating activities	$(40,193)	$(57,538)
Net cash used in investment activities	-	-
Net cash provided by financing activities	35,500	49,500
Effect of foreign currency exchange	-	-
Net decrease in cash	$(4,693)	$(8,038)

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2011, was $40,193. This cash was primarily used to cover our operating loss of $65,000 and a decrease in accrued liabilities of $32,573. These uses were primarily offset by increases in due to related parties of $35,579 and a non cash decrease in accounts payable of $53,000.

Net cash used in operating activities during the year ended December 31, 2010, was $57,538. This cash was primarily used to cover our net loss of $43,921, a decrease in due to related parties of $6,935, a decrease in accounts payable of $3,055 and a decrease in accrued liabilities of $2,902.

Net Cash Used In Investing Activities

We did not have any investing activities during the years ended December 31, 2011 and 2010.

Net Cash Provided By Financing Activities

During the years ended December 31, 2011 and 2010, we had $20,000 and $0 in financing activities from the issuance of a nonconvertible notes to an unrelated party. During the years ended December 31, 2011 and 2010 we had $15,500 and $49,500 in financing activities from the issuance of convertible notes or advances from related parties.

Non-Cash Financing

During the year ended December 31, 2011, we converted $53,000 in Accounts Payable owed to a supplier to 5,300,000 shares of common stock at a price of $0.0126 per share.  We recorded a loss on the conversion of this debt of $13,780.

Challenges and Risks

We have accumulated a deficit of approximately $1.5 million to date and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through the receipt of the royalty payments from Webtech and locating a viable business.

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

Contingencies and Commitments

We had no contingencies or long-term commitments at December 31, 2011 and December 31, 2010.

Contractual Obligations

We had no contractual obligations at December 31, 2011 and December 31, 2010.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At December 31, 2011 and December 31, 2010, our allowance for doubtful accounts was $0.

At December 31, 2011, accounts receivable consists of estimated royalty revenue for the months of November and December 2011.  Our estimate was based on the amounts we received from WebTech for the months from August 2011 to October 2011.

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

Fair Value of Financial Instruments

Our financial instruments include cash, accounts receivable, accounts payable, and accrued liabilities. We believe the fair value of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

At December 31, 2011, we had approximately $707 in cash on deposit with a large chartered Canadian bank.  At December 31, 2011, $441 of this cash was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  We continually monitor the financial condition of our customer to reduce the risk of loss.  We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At December 31, 2011, we had $4,999 in royalties’ receivable from this source.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

GlobeTrac is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Globetrac Inc.

We have audited the accompanying balance sheet of Globetrac Inc. (the “Company”) as at December 31, 2011 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2011 and December 31, 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

Dale Matheson Carr-Hilton Labonte LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 28, 2012

RDGXBRLParseBegin
GLOBETRAC INC.
BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS

Current assets
Cash	$707	$5,400
Accounts receivable	4,999	5,611
Prepaids	-	999
Total current assets	$5,706	$12,010

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$7,120	$56,019
Accrued liabilities	20,438	53,011
Note payable	20,264	-
Due to related parties	139,684	84,813
Total current liabilities	187,506	193,843

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 95,183,198 issued and outstanding at December 31, 2011 ( 2010 - 89,883,198)	95,183	89,883
Additional paid in capital	1,228,565	1,167,085
Accumulated deficit	(1,517,213)	(1,452,213)
Accumulated other comprehensive income	11,665	13,412
Total stockholders' deficit	(181,800)	(181,833)
Total liabilities and stockholders' deficit	$5,706	$12,010

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010

Royalty income	$41,699	$50,379

General and administrative expenses	138,328	93,594
Loss before other items	(96,629)	(43,215)

Other items
Interest expense	(4,054)	(706)
Gain on extinguishment of debt	35,683	-

Net loss	$(65,000)	$(43,921)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	92,584,020	89,883,198

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

					Accumulated
	Common shares		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at January 1, 2010	89,883,198	$89,883	$1,167,085	$(1,408,292)	$13,412	$(137,912)
Net loss	-	-	-	(43,921)	-	(43,921)

Balance at December 31, 2010	89,883,198	89,883	1,167,085	(1,452,213)	13,412	(181,833)
Shares issued for debt	5,300,000	5,300	61,480	-	-	66,780
Net loss	-	-	-	(65,000)	-	(65,000)
Comprehensive loss	-	-	-	-	(1,747)	(1,747)

Balance at December 31, 2011	95,183,198	$95,183	$1,228,565	$(1,517,213)	$11,665	$(181,800)

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010

Cash flows from operating activities:

Net loss	$(65,000)	$(43,921)

Non cash items:
Gain on extinguishment of debt	(35,683)	-
Changes in operating assets and liabilities:
Accounts receivable	612	(725)
Prepaids	999	-
Accounts payable	51,817	(3,055)
Accrued liabilities	(32,573)	(2,902)
Accrued interest	4,056	-
Due to related party	35,579	(6,935)
Net cash used in operating activities	(40,193)	(57,538)

Cash flows from financing activities
Note payable	20,000	-
Due to related parties	15,500	49,500
Net cash from financing	35,500	49,500
Net decrease in cash	(4,693)	(8,038)
Cash, beginning	5,400	13,438
Cash, ending	$707	$5,400

Cash paid for:
Income tax	$-	$-
Interest	$-	$-

Non-cash transactions:
Shares issued for debt	$53,000	$-

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

GlobeTrac Inc. (the “Company”) was incorporated in the state of Delaware on March 2, 2000.

The Company was in the global wireless tracking business in Europe until November 1, 2004 when it exchanged this business for a royalty of 6% on future gross sales (Note 4).  Royalties are to be paid until October 31, 2015.

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As of December 31, 2011, the Company has not achieved profitable operations and has accumulated a deficit of $1,517,213.  Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

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

Income taxes
Income tax expense is based on pre-tax financial accounting income.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Loss per share
Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period.  Diluted net income per common share includes the potential dilution that could occur upon exercise of the options and warrants to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options and warrants.

Foreign Currency Translations
Foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the period.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Financial Instruments
The Company’s financial instruments include cash, accounts receivable, accounts payable, notes payable, convertible notes, derivative liability and amounts due to related parties. The fair value of these financial instruments approximate their carrying values due to their short maturities.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

NOTE 3 – DUE TO RELATED PARTIES

	December 31,	December 31,
	2011	2010
Due to a company controlled by a director – unsecured, 0% interest, due on demand	$37,579	$1,500
Due to a company controlled by a relative of a major shareholder – unsecured, 0% interest, due on demand	33,107	33,107
Due a major shareholder – unsecured, 8% interest, due on demand	15,165	-
Convertible notes due to a major shareholder and a company controlled by a relative of a major shareholder – unsecured, 7% interest, due on demand (a)	53,833	50,206
Due to related parties	$139,684	$84,813

(a) The convertible notes are convertible at the lower of $0.50 or the market price of the shares at the time of conversion.

During the years ended December 31, 2011 and 2010, the Company paid or accrued $67,200 and $66,300 in administrative fees to a company controlled by a director.

NOTE 4 – ROYALTY AGREEMENT

On November 1, 2004, the Company entered into an agreement to discontinue marketing, distributing and installing global wireless tracking and telematics equipment in Europe, which was carried on through its wholly-owned subsidiary, GlobeTrac Limited, in exchange for certain assets and liabilities and a 6% royalty to be paid on gross sales of all existing and qualified potential customers that the Company had. This royalty agreement expires on October 31, 2015.

The Company is subject to foreign exchange risk on our royalty revenue which is denominated in UK pounds and some purchases which are denominated in Canadian dollars. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  Foreign exchange rate fluctuations may adversely impact the Company’s results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currency (the US dollar) result in gains and losses. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenue. Conversely, the Company’s net revenue will decrease when the U.S. dollar strengthens against foreign currencies. The Company does not believe that it has any material risk due to foreign currency exchange.

NOTE 5 – COMMON STOCK

On June 29, 2011, the Company issued 5,300,000 shares of common stock with a fair value of $66,780 in settlement of $53,000 in debt and recognized a loss on settlement of debt of $13,780.

NOTE 6 – GAIN ON EXTINGUISHMENT OF DEBT

During the year, the Company wrote off $49,463 of old outstanding debt that have passed the statute of limitations and recognized a gain of the same amount.

NOTE 7 – INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	December 31, 2011	December 31, 2010
	$	$
Net and comprehensive loss	(65,000)	(43,921)
Statutory tax rate	40.7%	42.7%
Expected income tax recovery	(26,455)	(18,754)
Permanent differences	(14,523)	-
Effect of changes in tax rates	15,807	7,774
Increase in valuation allowance	25,171	10,980
	-	-

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	December 31, 2011	December 31, 2010
	$	$
Deferred income tax assets
Non-capital losses carried forward	54,441	29,270
Less: Valuation allowance	(54,441)	(29,270)
Net deferred income tax assets	-	-

At December 31, 2011 and 2010 the Company had a deferred tax asset that related to net operating losses.  A 100% valuation allowance has been established; as management believes it is more likely than not that the deferred tax asset will not be realized.

As at December 31, 2011, the Company has net operating loss carry forwards of approximately $217,762 (2010 – $117,079) to reduce future federal and state taxable income. These losses expire by 2031.

Net operating losses incurred prior to May 6, 2002 are subject to an annual limitation due to the ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction.  Unused annual limitations may be carried over to future years until the net operating losses expire.  Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.

The Company is not currently subject to any income tax examinations by any tax authority.  Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

NOTE 8 – SUBSEQUENT EVENT

On March 12, 2012, the Company entered into a license agreement with Teak Shield Corp. and its owners Robert and Marion Diefendorf (jointly the “Licensors”) whereby the Company has acquired a license to market and sell Teak Shield Corp.’s licensed products, and in exchange, the Company provides consideration to Licensors of a 5% royalty on all sales with a minimum $100,000 annual royalty payment, and agree to issue to the Licensors 5 million shares of the Company’s common stock.

In addition, for a onetime payment of $250,000, the Company will acquire the option to purchase, for a two year period, 100% of the Licensor’s ownership and interest in its proprietary rights and assets including all licensed products, manufacturing, patents, intellectual property, technology, contracts, trademarks, and goodwill. To complete the purchase the Company must pay to Licensors and additional $2,750,000.
RDGXBRLParseEnd

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with GlobeTrac’s previous accountants Mendoza Berger & Company, L.L.P., 9838 Research Drive, Irvine California, 92618 on accounting and financial disclosure.  GlobeTrac’s current principal independent registered public accounting firm since February 8, 2012 to the current date is Dale Matheson Carr-Hilton Labonte L.L.P. Chartered Accountants.

Effective February 8, 2012, GlobeTrac’s board of directors approved a change in GlobeTrac’s independent auditors.  None of the reports of Mendoza Berger & Company, L.L.P., Certified Public Accountants Inc. on the financial statements of GlobeTrac’s for the fiscal years ended December 31, 2009 and 2010 contained any adverse opinion or disclaimer of opinion, but did contain an uncertainty as to the Company’s ability to continue as a going concern.  Although audited statements prepared by Mendoza Berger & Company, L.L.P, Certified Public Accountants Inc. contained a going concern qualification, such financial statements did not contain any adjustments for uncertainties stated therein, nor have there been at any time, disagreements between GlobeTrac and Mendoza Berger & Company, L.L.P, Certified Public Accountants Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

GlobeTrac retained the accounting firm of Dale Matheson Carr-Hilton Labonte L.L.P. Chartered Accountants, to serve as its independent registered public accounting firm to audit its financial statements beginning with the year ended December 31, 2011.  This engagement became effective February 8, 2012.  Prior to its engagement as GlobeTrac’s independent auditors, Dale Matheson Carr-Hilton Labonte L.L.P. Chartered Accountants, had not been consulted by GlobeTrac either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on GlobeTrac’s financial statements or on any other matter that was the subject of any prior disagreement between GlobeTrac and its previous certifying accountants.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by GlobeTrac’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of GlobeTrac’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Controls over Financial Reporting

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A.  GlobeTrac’s internal control over financial reporting is a process designed under the supervision of GlobeTrac’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of GlobeTrac’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of GlobeTrac’s assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

●
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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, it was found that the internal controls can be relied upon.

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

Changes in Internal Controls

As of the end of the period covered by this report, there have been no changes in GlobeTrac’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, GlobeTrac’s internal control over financial reporting.

Item 9B.  Other Information

During the fourth quarter of the fiscal year covered by this Form 10-K, GlobeTrac reported all information that was required to be disclosed in a report on Form 8-K.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

(a)           Identify Directors and Executive Officers

Each director of GlobeTrac holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

GlobeTrac’s management team is listed below.

Management Team
Company
Officer’s Name	GlobeTrac Inc.

John daCosta	Director Chief Executive Officer, President, Chief Financial Officer, Treasurer, Corporate Secretary

John daCosta ●  Mr. daCosta (47) has been the CFO and Corporate Secretary of GlobeTrac since May 2002 and the CEO and President of GlobeTrac since February 2006.  Mr. daCosta was a director of Globetrac’s subsidiary Global Axxess from August 2002 until it was sold in June of 2008.  In the past five years, Mr. daCosta has worked with numerous public and private companies in providing accounting and management services.

(b)           Identify Significant Employees

GlobeTrac does not have any significant employees.

(c)           Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by GlobeTrac to become directors or executive officers.

(d)           Involvement in Certain Legal Proceedings

During the past ten years, none of Globetrac’s directors or officers has been:

●	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
●	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●
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

●
found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

●
found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

●	any Federal or State securities or commodities law or regulation; or
●
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

●	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

(e)           Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and GlobeTrac is not aware of any failures to file a required report during the period covered by this annual report except for the following:
● David Patriquin did not file a Form 4, Schedule 13D and a Form 5 and
● Otter Crique Ventures Limitee did not file a Form 13D

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

(g)           Audit Committee Financial Expert

Our sole board member and chief financial officer has the attributes of an audit committee financial expert.  We believe that Mr. daCosta’s experience in preparing, analyzing and evaluating financial statements, as well as his knowledge of public company reporting, will provide us with the guidance we need until we are able to expand our board to include independent directors who have the knowledge and experience to serve on an audit committee.

(h)           Identification of Audit Committee

GlobeTrac does not have a separately-designated standing audit committee.  Rather, GlobeTrac’s entire board of directors perform the required functions of an audit committee.  Currently John daCosta is the only member of GlobeTrac’s audit committee.   Mr. daCosta does not meet GlobeTrac’s independent requirements for an audit committee member.  See Item 13. (c)  Director Independence below for more information on independence.

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

As of December 31, 2011, GlobeTrac did not have a written audit committee charter or similar document.

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

Item 11.  Executive Compensation.

GlobeTrac has paid or accrued $67,200 in fees to a company controlled by its named executive officer during its 2011 fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Non-qualified Deferred Compensation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John daCosta CEO (1) Feb 2006 - present CFO May 2002–present	2008 2009 2010 2011	nil nil nil nil	nil nil nil nil	nil nil nil nil	nil nil nil nil	nil nil nil nil	nil nil nil nil	65,625(2) 94,500(2) 66,300(2) 67,200(2)	65,625 94,500 66,300 67,200

(1)	John daCosta was also the CEO of GlobeTrac from May 2002 to September 2002.
(2)	Paid or accrued to DaCosta Management Corp., which John daCosta is the sole director and shareholder, for professional, administrative and accounting services.

Since GlobeTrac’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between GlobeTrac and its director whereby such director is compensated for any services provided as directors.

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

Item 12.  Security Ownership of Certain Beneficial Holders and Management.

(a)           Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Stock	Karen Briginshaw Suite 610 – 1100 Melville Street Vancouver, BC V6E 4A6	26,364,760	27.62%
Common Stock	Otter Crique Ventures Limitee 610 – 1100 Melville Street Vancouver, BC V6E 4A6	5,300,000	5.57%
Common Stock	Gregory M. Pek 9 Tehran Street, Merville Village Paranaque City, Metro Manila The Philippines	8,083,010	8.49%
Common Stock	Jim Pratt 32 Greenwich Road, Greenwich Sydney, NSW 2065 Australia	13,563,602(3)	14.25%

[1]
The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations except as described in note [4].

[2]	Based on 95,183,198 shares of Common Stock issued and outstanding as of March 28, 2012.
[3]	This number includes 4,000,000 shares that are beneficially owned indirectly.
[4]
A company controlled by Karen Briginshaw has the right to convert a $15,000 loan into shares at the current market price of $0.20 for a total of 75,000 shares of Common Stock. This number includes the 75,000 shares that would be issued and beneficially owned indirectly.

(b)           Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	John daCosta 600 - 1100 Melville Street Vancouver, BC V6E 4A6	0	0%
Common Stock	Directors and Executive Officers (as a group)	0	0%

[1]	Based on 95,183,198 shares of Common Stock issued and outstanding as of March 28, 2012.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

(a)           Transactions with Related Persons

Since the beginning of GlobeTrac’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which GlobeTrac was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of GlobeTrac’s total assets at year-end for the last three completed fiscal years, except for the following:

-	DaCosta Management Corp., a company controlled by a director of GlobeTrac, billed $67,200 in administrative and accounting fees.
-	In the year ended December 31, 2010 Da Costa Management Corp. billed $66,300.

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

(c)           Director independence

GlobeTrac’s board of directors currently consists of John daCosta.  Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, GlobeTrac’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of GlobeTrac or any other individual having a relationship which, in the opinion of GlobeTrac’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from GlobeTrac in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of GlobeTrac’s stock will not preclude a director from being independent.

In applying this definition, GlobeTrac’s board of directors has determined that Mr. daCosta does not qualify as an “independent director” pursuant to Rule 4200(a)(15) of the NASDAQ Manual.

As of the date of the report, GlobeTrac did not maintain a separately designated compensation or nominating committee.
GlobeTrac has also adopted this definition for the independence of the members of its audit committee.   John daCosta serves on GlobeTrac’s audit committee.  GlobeTrac’s board of directors has determined that Mr. daCosta is not “independent”.

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

2011 - $8,000 – Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants
2011 - $8,730 – Mendoza Berger & Company, L.L.P.
2010 - $16,500 – Mendoza Berger & Company, L.L.P.

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of GlobeTrac’s financial statements and are not reported in the preceding paragraph:

2011 - $0 – Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants
2011 - $0 – Mendoza Berger & Company, L.L.P.
2010 - $0 – Mendoza Berger & Company, L.L.P.

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011 - $0 – Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants
2011 - $793 – Mendoza Berger & Company, L.L.P.
2010 - $2,240 – Mendoza Berger & Company, L.L.P.

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011 - $0 – Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants
2011 - $0 – Mendoza Berger & Company, L.L.P
2010 - $0 – Mendoza Berger & Company, L.L.P.

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
Filed
10.7
Letter Agreement dated June 9, 2011, among GlobeTrac Inc., Angelo Scola, and Thermoforte Green, LLC. filed as an exhibit to GlobeTrac’s Form 8-K filed on June 10, 2011, and incorporated herein by reference
Filed
10.8
Letter Agreement dated September 26, 2011, among GlobeTrac Inc., David Bernard, and Michael Avatar filed as an exhibit to GlobeTrac’s Form 8-K filed on September 30, 2011, and incorporated herein by reference
Filed
10.10	License agreement with an option to purchase with Teak Shield Corp. and its owners Robert and Marion Diefendorf, titled Technology License Agreement with Option to Purchase	Filed
14	Code of Ethics filed as an exhibit to GlobeTrac’s Form 10-KSB filed on April 15, 2003, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
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

GLOBETRAC INC.

By:	/s/ John daCosta
Name:	John daCosta
Title:	CEO, President, and Principal Executive Officer
Dated:	March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of GlobeTrac Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ John daCosta	President, Chief Executive Officer,	March 29, 2012
John daCosta	Principal Executive Officer, Chief Financial Officer, Principal Financial Officer,
Principal Accounting Officer,
Corporate Secretary, Treasurer
and Member of the Board of Directors