Form 10-Q
period 2012-03-31
GLOBETRAC INC
filed 2012-05-10
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
[    ] Yes         [ X ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 9, 2011
common stock - $0.001 par value	100,183,198

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
GLOBETRAC INC.
BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets
Cash	$1,925	$707
Accounts receivable	4,471	4,999
Prepaids	-	-
	$6,396	$5,706

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$4,875	$7,120
Accrued liabilities	26,078	20,438
Note payable	20,671	20,264
Due to related parties	160,244	139,684
	211,868	187,506

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 95,183,198 issued and outstanding at March 31, 2012 ( 2011 - 95,183,198)	95,183	95,183
Additional paid in capital	1,228,565	1,228,565
Accumulated deficit	(1,540,885)	(1,517,213)
Accumulated other comprehensive income	11,665	11,665
	(205,472)	(181,800)
	$6,396	$5,706

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2012	2011

Royalty income	$6,169	$16,233

General and administrative expenses	28,164	22,835
Loss before other item	(21,995)	(6,602)

Other item
Interest expense	(1,677)	(872)

Net loss	$(23,672)	$(7,474)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	95,183,198	89,883,198

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2012

	Common shares
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2010	89,883,198	$89,883	$1,167,085	$(1,452,213)	$13,412	$(181,833)

Shares issued for debt	5,300,000	5,300	61,480	-	-	66,780
Net loss for the year ended December 31, 2011	-	-	-	(65,000)	-	(65,000)
Comprehensive loss	-	-	-	-	(1,747)	(1,747)

Balance at December 31, 2011	95,183,198	95,183	1,228,565	(1,517,213)	11,665	(181,800)

Net loss for the three months ended March 31, 2012	-	-	-	(23,672)	-	(23,672)

Balance at March 31, 2012 (unaudited)	95,183,198	$95,183	$1,228,565	$(1,540,885)	$11,665	$(205,472)

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2012	2011

Cash flows from operating activities:

Net loss	$(23,672)	$(7,474)

Changes in operating assets and liabilities:
Accounts receivable	528	(202)
Accounts payable	(2,245)	6,942
Accrued liabilities	5,640	(3,430)
Accrued interest	407	-
Due to related parties	8,560	872
Net cash used in operating activities	(10,782)	(3,292)

Cash flows from financing activities
Due to related parties	12,000	-
Net cash provided by financing activities	12,000	-

Net increase (decrease) in cash	1,218	(3,292)
Cash, beginning	707	5,400
Cash, ending	$1,925	$2,108

Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

GLOBETRAC INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

GlobeTrac Inc. (the “Company”) was incorporated in the state of Delaware on March 2, 2000.   The Company was in the global wireless tracking business in Europe until November 1, 2004 when it exchanged this business for a royalty of 6% on future gross sales (Note 3).

Basis of Presentation
The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of GlobeTrac Inc. for the year ended December 31, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011 included in the Company’s report on Form 10-K.

NOTE 2 – DUE TO RELATED PARTIES
	March 31, 2012	December 31, 2011
Due to a company controlled by a director – unsecured, 0% interest, due on demand	$44,870	$37,579
Due to a company controlled by a relative of a major shareholder – unsecured, 0% interest, due on demand	33,107	33,107
Due a major shareholder – unsecured, 7% interest, due on demand	16,534	16,248
Convertible notes due to a relative of a major shareholder – unsecured, 7% interest, due on demand	38,247	37,585
Convertible notes due to a relative of a major shareholder – unsecured, 8% interest, due on demand	27,486	15,165
Due to related parties	$160,244	$139,684

The convertible notes are convertible at the lower of $0.50 or the market price of the shares at the time of conversion.  During the three months ended March 31, 2012 and 2011, the Company paid or accrued $16,800 and $16,800 in administrative fees by a company controlled by a director.

NOTE 3 – ROYALTY AGREEMENT

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

NOTE 4 – LICENSE AGREEMENT

On March 12, 2012, the Company entered into a license agreement with Teak Shield Corp. (the “Teak Shield License”) and its owners Robert and Marion Diefendorf (the “Licensors”) whereby the Company has acquired a license to market and sell Teak Shield’s licensed products. In exchange, the Company will pay a 5% royalty to the Licensors with a minimum $100,000 annual royalty payment, and agreed to issue to the Licensors 5,000,000 shares of the Company.

GLOBETRAC INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

NOTE 5 – SUBSEQUENT EVENTS

On April 13, 2012, the purchase of the Teak Shield License was completed and the 5,000,000 shares with a fair value of $900,000 were issued.  As part of the agreement the Company acquired a two year option to purchase 100% of the Licensor’s ownership and interest in its proprietary rights and assets (the “Teak Shield Option”) including all licensed products, manufacturing, patents, intellectual property, technology, contracts, trademarks and goodwill for $250,000. To exercise the Teak Shield Option the Company must pay an additional $2,750,000.

In connection with the purchase of the Teak Shield Option, on April 19, 2012 the Company, signed a loan agreement for $260,000, repayable in six months from the date of the loan agreement.  Interest is calculated at 3.5% per month for an effective rate of 51% per annum.  The minimum interest payable on the loan is $26,000.  The loan is secured by the Teak Shield License.

Item 2.  Management Discussion and Analysis

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

General

This discussion and analysis should be read in conjunction with our interim unaudited financial statements and related notes included in this Form 10-Q and the audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.  Actual results may vary from the estimates and assumptions we make.

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

On April 13, 2012, the purchase of the Teak Shield License was completed and the 5,000,000 shares with a fair value of $900,000 were issued.  As part of the agreement the Company acquired a two year option to purchase 100% of the Licensor’s ownership and interest in its proprietary rights and assets (the “Teak Shield Option”) including all licensed products, manufacturing, patents, intellectual property, technology, contracts, trademarks and goodwill for $250,000. To exercise the Teak Shield Option the Company must pay an additional $2,750,000.

In connection with the purchase of the Teak Shield Option, on April 19, 2012 the Company, signed a loan agreement for $260,000, repayable in six months from the date of the loan agreement.  Interest is calculated at 3.5% per month for an effective rate of 51% per annum.  The minimum interest payable on the loan is $26,000.  The loan is secured by the Teak Shield License.

At March 31, 2012, our only source of income was a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of WebTech. A list of customers was provided to WebTech by GlobeTrac. There is no cap on the royalty receivable and royalties are to be paid by WebTech for eleven years, beginning November 1, 2004, and ending October 31, 2015.

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

On March 12, 2012, GlobeTrac entered into a license agreement with an option to purchase with Teak Shield Corp. (“Teak Shield”) and its owners Robert and Marion Diefendorf (jointly the “Licensors”), such agreement titled: Technology License Agreement with Option to Purchase. Pursuant to the terms and conditions of the Agreement, GlobeTrac has acquired a license to market and sell certain Licensed Products, and in exchange GlobeTrac agreed to pay a 5% royalty on all sales of the Licensed Products with a minimum $100,000 yearly royalty payment, and to issue to Licensors five million shares of GlobeTrac common stock.

Results of Operation

Our operating results for the three months ended March 31, 2012 and 2011 and the changes between those periods, are summarized as follows:

	Three Months Ended March 31,
	2012	2011	Increase (Decrease) Between the Three Months Ended March 31, 2012 and 2011
Royalty income	$6,169	$16,233	$(10,064)
Operating expenses:
General and administrative	28,164	22,835	5,329
Net loss before other items	21,995	6,602	15,393
Interest	1,677	872	805
Net loss	$23,672	$7,474	$16,198

Revenues

Our royalty revenue decreased by $10,064 or 62% from $16,233 for the three months ended March 31, 2011, to $6,169 for the three months ended March 31, 2012.

All of our revenue was the result of a 6% royalty which relates to the Termination and Transfer Agreement signed on October 18, 2005. The revenue we receive from WebTech is in British Pounds.  The 62% decrease in revenue during the three months ended March 31, 2012, was due primarily to a decrease in the revenue earned in British Pounds. Changes in the exchange rates had no effect on the revenue received.  We expect our revenue to increase with the purchase of Teak Shield.

Operating Expenses

Our operating expenses increased by $5,329 or 23% from $22,835 for the three months ended March 31, 2011 to $28,164 for the three months ended March 31, 2011.  This increase was primarily caused by increases in professional  and filing fees of $2,909and $3,073, respectively, due to increased regulatory requirements and $1,319 increase in advertising and promotion expenses.  These increases were offset by decrease in foreign exchange losses of $796.

Over the next year our plan is to continue to control our operating costs.  We expect our operating costs to remain approximately the same over the next year; unless the purchase of Teak Shield Corp. is finalized, which will substantially increase our operating costs.

Franchise Tax

Our franchise tax increased by $491 from a recovery of $61 for the three months ended March 31, 2011, to $430 for the three months ended March 31, 2012. The recovery of $61 for the three months ended March 31, 2011, was due to a refund from the State of California for overpayment of franchise taxes in a previous year.

Liquidity and Capital Resources

Going Concern

The notes to our financial statements at March 31, 2012, disclose our uncertain ability to continue as a going concern.  We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  We have accumulated a deficit of $1,540,885 since inception and additional financing will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and through revenue from our Teak Shield line of products.  However, there is no assurance that we will be able to obtain additional financing, control our operating expenses or receive sufficient revenue from our new business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As of March 31, 2012, we had a cash balance of $1,925, a working capital deficit of $205,472 and negative cash flows from operations of $10,782 for the three months then ended. During the three months ended March 31, 2012, we primarily funded our operations with $12,000 in loans received during this quarter, and 35,500 in a loans received last year and the royalty revenue we received from WebTech.

The following table summarizes our sources and uses of cash for the three months ended March 31, 2012 and 2011:

	March 31,
	2012	2011
Net cash used in operating activities	$(10,782)	$(3,292)
Net cash used in investment activities	-	-
Net cash provided by financing activities	12,000	-
Effect of foreign currency exchange	-	-
Net decrease in cash	$(1,218)	$(3,292)

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2012, was $10,782. This cash was primarily used to cover our operating loss of $23,672 and a decrease in accounts payable of $2,245. These uses of cash were primarily offset by increases in accrued liabilities and due to related parties of $5,640 and $8,560, respectively, and a decrease in accounts receivable of $528.

Net cash used in operating activities during the three months ended March 31, 2011, was $3,292. This cash was primarily used to cover our net loss of $7,474, a decrease in accrued liabilities of $3,430 and increase in accounts receivable of $202. These uses of cash were offset by increase in accounts payable and due to related parties of $6,942 and $872, respectively.

Net Cash Used In Investing Activities

We did not have any investing activities during the three months ended March 31, 2012 and 2011.

Net Cash Provided By Financing Activities

During the three months ended March 31, 2012 and 2011, we had $12,000 and $0 in financing activities from the issuance of a nonconvertible notes to a related party.

Challenges and Risks

We have accumulated a deficit of approximately $1.5 million to date and will require additional debt or equity financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through the receipt of the royalty payments from Webtech and locating a viable business.

There is no assurance that we will be able to obtain additional financing, that our new business opportunity will receive sufficient revenues, that we will receive any royalties from WebTech or that we will be able to reduce operating expenses.

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

Contingencies and Commitments

We had no contingencies or long-term commitments at March 31, 2012 and  December 31, 2011

Contractual Obligations

We had no contractual obligations at March 31, 2012 and December 31, 2011.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At March 31, 2012 and December 31, 2011, our allowance for doubtful accounts was $0.

At March 31, 2012, accounts receivable consists of estimated royalty revenue for the months of February and March 2012.  Our estimate was based on the amounts we received from WebTech for the months from November 2011 to January 2012.  As of the date of filing we had not received payment of the accrued royalty revenue and thus our estimated accrual could vary materially from the amount we accrued at March 31, 2012.

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

At March 31, 2012, we had approximately $1,925 in cash on deposit with a large chartered Canadian bank.  At March 31, 2012, $1,138 of this cash was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  We continually monitor the financial condition of our customer to reduce the risk of loss.  We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At March 31, 2012, we had $4,471 in royalties’ receivable from this source.

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

GLOBETRAC INC.

Dated: May 9, 2012	By:	/s/ John da Costa
	Name:	John da Costa
	Title:	CEO, President and CFO (Principal Executive Officer and Principal Financial Officer)