Form 10-Q
period 2012-06-30
Poly Shield Technologies Inc.
filed 2012-08-14
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-33309

POLY SHIELD TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0953557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 Plaza Real, Suite 175 Boca Raton, FL	33432
(Address of principal executive offices)	(Zip Code)

1 (800)-648-4287
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 10, 2012, the Issuer had 33,394,441 shares of common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Poly Shield” mean Poly Shield Technologies Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

POLY SHIELD TECHNOLOGIES INC.
(Formerly Globetrac Inc.)
BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets
Cash	$60,308	$707
Accounts receivable	1,554	4,999
Prepaids	9,683	-
	71,545	5,706

Investment in option & license (net of amortization)	1,090,105	-
	$1,161,650	$5,706

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$32,958	$7,120
Accrued liabilities	32,433	20,438
Notes payable including interest	471,913	20,264
Due to related parties	151,371	139,684
	688,675	187,506

Stockholders' equity (deficit)
Common stock $0.001 par value, 200,000,000 common shares authorized, 33,394,441 issued and outstanding at June 30, 2012 ( 2011 - 31,727,775)	33,395	31,728
Additional paid in capital	2,190,353	1,292,020
Accumulated deficit	(1,762,438)	(1,517,213)
Accumulated other comprehensive income	11,665	11,665
	472,975	(181,800)
	$1,161,650	$5,706

The accompanying notes are an integral part of these financial statements

POLY SHIELD TECHNOLOGIES INC.
(Formerly Globetrac Inc.)
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Royalty income	$(692)	$12,007	$5,477	$28,240

General and administrative expenses	115,315	31,072	143,479	53,907
Loss before other items	(116,007)	(19,065)	(138,002)	(25,667)

Other items
Amortization of license	(59,895)	-	(59,895)	-
Interest expense	(24,818)	(14,676)	(26,495)	(15,548)
Gain on extinguishment of debt	-	49,463	-	49,463
Royalty fee	(20,833)	-	(20,833)	-

Net income (loss)	$(221,553)	$15,722	$(245,225)	$8,248

Net income (loss) per share - basic and diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average number of shares outstanding - basic and diluted	33,174,661	29,999,894	32,451,218	29,980,587

The accompanying notes are an integral part of these financial statements

POLY SHIELD TECHNOLOGIES INC.
(Formerly Globetrac Inc.)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2012

					Accumulated
	Common shares		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2010	29,961,108	$29,961	$1,227,007	$(1,452,213)	$13,412	$(181,833)

Shares issued for debt	1,766,667	1,767	65,013	-	-	66,780
Net loss for the year ended December 31, 2011	-	-	-	(65,000)	-	(65,000)
Comprehensive loss	-	-	-	-	(1,747)	(1,747)

Balance at December 31, 2011	31,727,775	31,728	1,292,020	(1,517,213)	11,665	(181,800)

Shares issued on purchase of Teak Shield Products Inc. license agreement	1,666,667	1,667	898,333	-	-	900,000
Net loss for the six months ended June 30, 2012	-	-	-	(245,225)	-	(245,225)

Balance at June 30, 2012 (unaudited)	33,394,441	$33,395	$2,190,353	$(1,762,438)	$11,665	$472,975

The accompanying notes are an integral part of these financial statements

POLY SHIELD TECHNOLOGIES INC.
(Formerly Globetrac Inc.)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2012	2011

Cash flows used in operating activities:

Net (loss) gain	$(245,225)	$8,248

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock issued for accrued interest	-	13,780
Foreign currency gain	-	(1,747)
Amortization	59,895	-
Changes in operating assets and liabilities:
Accounts receivable	3,445	(2,516)
Prepaids	(9,683)	-
Accounts payable	25,838	(51,471)
Accrued liabilities	11,995	5,489
Accrued interest	7,988	-
Net cash used in operating activities	(145,747)	(28,217)

Cash flows from financing activities
Due to related parties	(3,089)	24,146
Notes payable to related parties	12,000	-
Notes payable	446,437	-
Net cash provided by financing activities	455,348	24,146

Cash flows used in investing activities
Investment in option agreement	(250,000)	-
Net cash used in investing activities	(250,000)	-

Net increase (decrease) in cash	59,601	(4,071)
Cash, beginning	707	5,400
Cash, ending	$60,308	$1,329

Cash paid for:
Income tax	$-	$-
Interest	$18,506	$-

The accompanying notes are an integral part of these financial statements

POLY SHIELD TECHNOLOGIES INC.
(Formerly known as GLOBETRAC INC.)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Poly Shield Technologies Inc. (the “Company”) was incorporated in the state of Delaware on March 2, 2000.   The Company was in the global wireless tracking business in Europe until November 1, 2004, when it exchanged this business for a royalty of 6% on future gross sales (Note 3).  On March 12, 2012, the Company entered into an agreement to purchase the rights to market the products of Teak Shield Corp. Teak Shield has several proprietary processes for the production of flouropolymer coatings used to protect surfaces from corrosion, oxidation and ultraviolet degradation.  On July 11, 2012, the Company changed its name from Globetrac Inc. to Poly Shield Technologies Inc. in order to reflect its new business direction.

Basis of Presentation
The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Poly Shield Technologies Inc. for the year ended December 31, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011 included in the Company’s report on Form 10-K.

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As of June 30, 2012, the Company has not achieved profitable operations and has accumulated a deficit of $1,762,438.  Continuation as a going concern is dependent upon the ability of the Company to collect revenues or to obtain the necessary financing to meet obligations and pay it liabilities arising from normal business operations when they come due and ultimately up on its ability to achieve profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 – DUE TO RELATED PARTIES
	June 30, 2012	December 31, 2011
Due to a company controlled by a director – unsecured, 0% interest, due on demand	$34,228	$37,579
Due to a director of the Company	262	-
Due to a company controlled by a relative of a major shareholder – unsecured, 0% interest, due on demand	33,107	33,107
Convertible notes due a major shareholder – unsecured, 7% interest, due on demand	16,822	16,248
Convertible notes due to a relative of a major shareholder – unsecured, 7% interest, due on demand	38,915	37,585
Notes due to a relative of a major shareholder – unsecured, 8% interest, due on demand	28,037	15,165
Due to related parties	$151,371	$139,684

The convertible notes are convertible at the lower of $1.50 or the market price of the shares at the time of conversion.

During the six months ended June 30, 2012 and 2011, the Company paid or accrued $35,500 and $35,600 in administrative fees to a company controlled by a director.

During the six months ended June 30, 2012 and 2011, the Company paid or accrued $13,000 and $0 in management fees to a director of the Company.

POLY SHIELD TECHNOLOGIES INC.
(Formerly known as GLOBETRAC INC.)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

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

NOTE 4 – LICENSE AGREEMENT

On March 12, 2012, the Company entered into a license agreement with Teak Shield Corp. (the “Teak Shield License”) and its owners Robert and Marion Diefendorf (the “Licensors”) whereby the Company has acquired a license to market and sell Teak Shield’s licensed products. In exchange, the Company will pay a 5% royalty to the Licensors with a minimum $100,000 annual royalty payment, and agreed to issue to the Licensors 1,666,667 shares of the Company (Notes 5 and 6).

On April 13, 2012, the purchase of the Teak Shield License was completed and 1,666,667 shares with a fair value of $900,000 were issued.  As part of the agreement the Company acquired a two year option to purchase 100% of the Licensor’s ownership and interest in its proprietary rights and assets (the “Teak Shield Option”) including all licensed products, manufacturing, patents, intellectual property, technology, contracts, trademarks and goodwill for $250,000. To exercise the Teak Shield Option the Company must pay an additional $2,750,000 (Note 7).

The Teak Shield License and the Teak Shield Option will be in effect for two years from the completion of the acquisition, and may be automatically renewed for a further two years. During the six months ended June 30, 2012, amortization expense of $59,895 was recorded.

In connection with the purchase of the Teak Shield Option, on April 19, 2012 the Company signed a loan agreement for $260,000, repayable in six months from the date of the loan agreement (Note 6).  Interest is calculated at 3.5% per month for an effective rate of 51% per annum.  The minimum interest payable on the loan is $26,000.  The loan is secured by the Teak Shield License.

NOTE 5 – COMMON STOCK

On April 13, 2012, 1,666,667 shares with a fair value of $900,000 were issued as payment for the Teak Shield License (Note 4).

NOTE 6 – NOTES PAYABLE

On November 2, 2011, the Company entered into a loan agreement for $20,000. The loan is due on demand, accrues interest at 8% annually and is unsecured.

On April 19, 2012 the Company signed a loan agreement for $260,000, repayable in six months from the date of the loan agreement (Note 4).  Interest is calculated at 3.5% per month for an effective rate of 51% per annum.  The minimum interest payable on the loan is $26,000.  The loan is secured by the Teak Shield License.

Between April 2012 and June 2012, the Company signed loan agreements for a total of $190,000. The loans are due on demand, accrue interest at 6% annually and are unsecured.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As part of the license agreement with Teak Shield, the Company is required to pay a perpetual royalty of $100,000 per year until the Company exercises its option to purchase the assets of Teak Shield.

NOTE 8 – SUBSEQUENT EVENTS

Effective July 11, 2012, the Company changed its name to “Poly Shield Technologies Inc.”.

Effective July 11, 2012, the Company effected a consolidation of its issued and outstanding common stock on a one-for-three basis, without decreasing its authorized capital.  Accordingly, these financial statements have been retroactively restated to reflect the share consolidation,

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption "Management's Discussion and Analysis" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

OVERVIEW

We were incorporated under the laws of the State of Delaware on March 2, 2000, under the original name 411 Place.com Inc.  On February 28, 2001, we changed our name to Artescope, Inc., On July 29, 2002, we changed our name to GlobeTrac Inc. and on July 11, 2012, we changed our name to Poly Shield Technologies Inc. On July 11, 2012, we also effected a consolidation of our issued and outstanding common stock on a one-for-three basis (the “Reverse Split”), without decreasing our authorized capital.  We currently have an authorized capital of 205,000,000 shares with a par value of $0.001, consisting of 200,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock with 33,394,441 post-reverse-split shares of Common Stock currently issued and outstanding. Our principal executive offices are headquartered in Boca Raton, Florida.

On March 12, 2012, we entered into an agreement to purchase the rights to market the products of Teak Shield Corp. (“Teak Shield”). Teak Shield has a proprietary process for the production of flouropolymer coatings used to protect surfaces from corrosion, oxidation and ultraviolet degradation.  Markets for these products include: the marine industry, aerospace, onshore oil and gas, commercial architecture, general industrial, industrial maintenance, medical, household care, food processing and others. See “License Agreement” below.

In addition to our License Agreement with Teak Shield, we have a royalty agreement (the “Royalty Agreement”) with WebTech Wireless Inc. (“WebTech”), under which we have a royalty right to 6% of gross qualified sales. A qualified sale consists of all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2004. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.

During the next twelve months, we plan to refine our business and marketing plan for the Shield Products and expand our presence in the flouropolymer coating market.

License Agreement

On March 12, 2012, we entered into an agreement (the “License Agreement”) for a worldwide, non-exclusive license to sell specialized flouropolymer materials (the “Shield Products”) with Teak Shield Corp. (“Teak Shield”) and Robert Diefendorf and Marion Diefendorf (Teak Shield, Mr. Diefendorf and Ms. Diefendorf collectively being the “Licensors”).

Pursuant to the terms and conditions of the License Agreement, we issued 5,000,000 pre-reverse-split (1,666,666 post-reverse-split) shares of our common stock to the Licensors and agreed to pay a 5% royalty on all sales of the Shield Products with a minimum of $100,000 yearly royalty payment. As part of the agreement, we also paid the Licensors a total of $250,000 for a two year option (the “Teak Shield Option”) to purchase 100% of the Licensors’ ownership and interest in their proprietary rights and assets regarding the Shield Products including all licensed products, manufacturing, patents, intellectual property, technology, contracts, trademarks and goodwill (collectively the “Assets”).

Recent Corporate Developments

The following corporate developments have occurred since the end of our first fiscal quarter dated March 31, 2012:

Loan From Acamar Investments Inc.

On April 19, 2012 we entered into a loan agreement (the “Acamar Loan Agreement”) under which we borrowed $260,000 from Acamar Investments, Inc. (“Acamar”). The funds were used to make the option payment of $250,000 required under the License Agreement with Teak Shield Corp.

Pursuant to the terms and conditions of the Acamar Loan Agreement, we are required to repay the loan and all accrued interest in full on or before October 19, 2012. Acamar is entitled to interest payments equal to 3.5% per month, compounded monthly.  The first interest payment was due June 19, 2012 and included all interest accrued to that date and was paid. Monthly payments of all accrued interest are to be made on the same day of each month thereafter.

As security for the funds, we provided Acamar with the following:

(a) a promissory note setting out repayment terms and interest rate; and

(b) a security agreement granting Acamar a security interest over all of our assets.

Appointment of Mitchell Miller as a Director and Officer

On May 11, 2012, Mitchell Reed Miller consented to and was appointed as our Chief Executive Officer and President and as a Director.

Loan From Quarry Bay Capital LLC

On June 29, 2012, we entered into three separate loan agreements with Quarry Bay Capital LLC (“Quarry Bay”) in respect of advances of CDN $40,000, CDN $100,000 and CDN $50,000 made to us from Quarry Bay on April 27, May 25 and June 29, 2012, respectively. The amounts owing are unsecured, payable on demand and earn interest at rate of 6% per annum, calculated and compounded monthly.

Name Change and 1-for-3 Reverse Stock Split

Effective July 11, 2012, we changed our name to Poly Shield Technologies Inc. (the “Name Change”).

Also effective July 11, 2012, we effected a consolidation of our issued and outstanding common stock on a one-for-three basis (the “Reverse Split”), without decreasing our authorized capital.  Accordingly, our issued and outstanding shares were decreased from 100,183,198 shares of common stock to 33,394,441 shares of common stock.

The Name Change and Reverse Split were approved shareholders owning approximately 53.23% of our issued and outstanding common stock on May 14, 2012.

As a result of the Name Change and the Reverse Split, our common stock will trade under the symbol “GBTRD” for a period of 20 trading days beginning July 12, 2012.  After 20 trading days, the appended “D” will be dropped from our symbol.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percentage Increase/	Six Months Ended June 30,		Percentage Increase/
	2012	2011	Decrease	2012	2011	Decrease
Royalty income	$(692)	$12,007	(105.8)%	$5,477	28,240	(80.6)%
Operating expenses:
General and administrative	196,043	31,072	530.9%	224,207	53,907	315.9%
Net loss before other items	(196,735)	(19,065)	931.9%	(218,730)	(25,667)	752.2%
Interest	(24,818)	(896)	2669.9%	(26,495)	(1,768)	1398.6%
Loss on forgiveness of debt	-	(13,780)	(100.0)%	-	(13,780)	(100.0)%
Gain on extinguishment of debt	-	49,463	(100.0)%	-	49,463	(100.0)%
Net Income (loss)	$(221,553)	$15,722	(1509.2)%	$(245,225)	$8,248	(3073.2)%

Revenues

Our royalty revenue decreased by $22,763 or 62% from $28,240 for the six months ended June 30, 2011, to $5,477 for the six months ended June 30, 2012.

All of our revenue was the result of our 6% royalty under our Royalty Agreement with WebTech. The 81% decrease in revenue during the six months ended June 30, 2012, was primarily due to a decrease in the royalty revenue earned in British pounds and an over accrual of revenues in the first quarter for the months of February and March.  We expect our revenue to increase with our acquisition of the License to sell the Shield Products. However, we do not currently have any sales or revenue history with respect to the Shield Products or the flouropolymer product industry. As such, there is no assurance that our business efforts in this area will prove to be successful.

During the three months ended June 30, 2012, our revenue decreased from $12,007 to negative revenue of $692.  This decrease was primarily due to an over accrual of revenues in the first quarter for the months of February and March.

Operating Expenses

During the six months ended June 30, 2012, our operating expenses increased by $170,300 or 316% from $53,907 for the six months ended June 30, 2011, to $224,207 for the six months ended June 30, 2012.  This increase was primarily caused by increases in: (i) amortization of our license and option under the License Agreement of $59,895; (ii) professional fees of $30,148; (iii) amortization of the royalty fee payable to Teak Shield of $20,833; (iv) management fees of $13,000; and (v) administration expenses of $18,590. The increase to our administrative expenses was due to increased activities associated with our acquisition of the license to the Shield Products and the adjustments to our business plan. Our advertising and promotion expenses increased from $0 for the six months ended June 30, 2011, to $18,468 for the six months ended June 30, 2012.  This increase was primarily for development and maintenance of our website.

For the three months ended June 30, 2012, our operating expenses increased by $164,971 or 531% from $31,072 for the three months ended June 30, 2011, to $196,043 for the three months ended June 30, 2012.  This increase was primarily caused by increases in: (i) amortization of license and option rights under the License Agreement of $59,895; (ii) professional fees of $27,239; (iii) amortization of royalty fee payable to Teak Shield of $20,833; (iv) management fees of $13,000; and (v) administration expenses of $18,573. The increase in administrative expenses was due to increased work associated with our acquisition of the license to sell the Shield Products and for the creation of a business plan. Our advertising and promotion expenses increased from $0 for the three months ended June 30, 2011 to $17,149 for the six months ended June 30, 2012.  This increase was primarily for development and maintenance of our website.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At June 30, 2012	At December 31, 2011	Percentage Increase / Decrease
Current Assets	$71,545	$5,706	1153.9%
Current Liabilities	(688,675)	(187,506)	267.3%
Working Capital Deficit	$(617,130)	$(181,800)	239.5%

As of June 30, 2012, we had a cash balance of $60,308, a working capital deficit of $617,130 and negative cash flows from operations of $145,747 for the six months then ended. During the six months ended June 30, 2012, we primarily funded our operations with $452,000 in loans received this year, and $35,500 in loans received last year and the royalty revenue we received from WebTech.

Cash Flows

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cash Flows used in Operating Activities	$(145,747)	$(28,217)
Cash Flows used in Investing Activities	(250,000)	-
Cash Flows provided by Financing Activities	455,348	24,146
Effect of Foreign Currency Exchange	-	-
Net Increase (Decrease) in Cash During Period	$59,601	$(4,071)

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2012, was $145,747. This cash was primarily used to cover our operating loss of $245,225 and an increase in prepaid expenses of $9,683. These uses of cash were offset by increases in accounts payable, accrued liabilities and accrued interest of $25,838, $11,995 and $7,988, respectively, and a decrease in accounts receivable of $3,445. We also had a non-cash item of $59,895 for amortization of the license and option to purchase that was included in our net loss.

Net cash used in operating activities during the six months ended June 30, 2011, was $28,217. This cash was primarily used to decrease our accounts payable by $51,471 and increase our accounts receivable by $2,516.  These uses were offset by an increase in accrued liabilities of $5,489 and $13,780 in a non-cash transaction of shares issued for accrued interest.

Net Cash Used In Investing Activities

During the six months ended June 30, 2012, we invested $250,000 in a two year option to purchase 100% of the Licensors’ ownership and interest in its proprietary rights and assets (the “Teak Shield Option”) including all licensed products, manufacturing, patents, intellectual property, technology, contracts, trademarks and goodwill. To exercise the Teak Shield Option we must pay an additional $2,750,000.

We did not have any investing activities during the six months ended June 30, 2011.

Net Cash Provided By Financing Activities

During the six months ended June 30, 2012, we received $446,437 in loans and $12,000 in loans from related parties. We also repaid $3,089 to related parties.

During the six months ended June 30, 2011, we received $24,146 from the issuance of a nonconvertible notes to a related party.

Going Concern

The notes to our financial statements for the six months ended June 30, 2012 disclose our uncertain ability to continue as a going concern.  We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.  We have accumulated a deficit of $1,762,438 since inception and additional financing will be required to fund and support our operations. We plan to create net income and positive cash flow in future years by selling the Shield Products in a number of markets.  We will also continue to control our operating expenses.  However, there is no assurance that we will be able to obtain additional financing, control our operating expenses or receive sufficient revenue from our new business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

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

Revenue Recognition

Revenue is recognized when pervasive evidence of an agreement exists, when it is received or when the income is determinable and collectability is reasonably assured.

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At June 30, 2012 and December 31, 2011, our allowance for doubtful accounts was $0.

At June 30, 2012, accounts receivable consisted of estimated royalty revenue for the months of May and June 2012.  Our estimate was based on the amounts we received from WebTech for the months from February 1, 2012 to April 30, 2012.  As of the date of filing we had not received payment of the accrued royalty revenue and thus our estimated accrual could vary materially from the amount we accrued at June 30, 2012.

Foreign Exchange Risk

We are subject to foreign exchange risk on our royalty revenue which is denominated in British pounds and some purchases which are denominated in Canadian dollars. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the U.S. dollar.  Foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currency result in gains and losses that are reflected in our Statement of Operations. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenue. Conversely, our net revenue will decrease when the U.S. dollar strengthens against foreign currencies. We do not believe that we have any material risk due to foreign currency exchange.

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

At June 30, 2012, we had approximately $60,308 in cash on deposit with a large chartered Canadian bank.  At June 30, 2012, $58,876 of this cash was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  We continually monitor the financial condition of our customer to reduce the risk of loss.  We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At June 30, 2012, we had $1,554 in royalties’ receivable from this source.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.           CONTROLS AND PROCEDURES.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2012. Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the second quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 1A.         RISK FACTORS.

The following are certain risk factors that could affect our business, financial position, results of operations or cash flows. These risk factors should be considered along with the forward-looking statements contained in this Quarterly Report on Form 10-Q because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. The following discussion is not an all-inclusive listing of risks, although we believe these are the more material risks that we face. If any of the following occur, our business, financial position, results of operations or cash flows could be negatively affected.  We caution the reader to keep these risk factors in mind and refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this Quarterly Report.

We have only one supplier that has approval to use the formula to produce our products.

The formula used to produce our products is controlled by the Licensors and our sole supplier of our products is a manufacturing company owned by the Licensors.  Since we do not own the formula, we cannot produce the products on our own. Unless we exercise the Teak Shield Option to purchase all of Teak Shield’s proprietary rights to the Shield Products, of which there is no assurance, we will be restricted to the manufacturing capacity of our sole supplier.

We have a lack of operating history in the flouropolymer industry and there is no assurance that our business efforts in this field will be successful.

With our entry into the License Agreement with Teak Shield, we are adding to our business. Although our Board of Directors and Executive Officers have extensive business experience, they do not have experience in the flouropolymer industry. Many of our competitors will have greater experience and/or greater financial resources than we do at this time. We intend to hire sales and consulting teams with experience in the flouropolymer industry. However, there is no assurance that our business efforts in the flouropolymer industry will prove successful.

Demand for and supply of our products and services may be adversely affected by several factors, some of which we cannot predict or control, that could adversely affect our financial position, results of operations or cash flows.

The demand for our products and services could be affected by several factors, including:

·economic downturns in the markets in which we sell our products;

·competition from other polymer and non-polymer based products;

·changes in customer preferences;

·product obsolescence or technological changes that render our products less desirable to use or more expensive to produce;

·changes in environmental regulations that may make our products illegal to sell in their present form;

·inability of our supplier to obtain raw materials used in production due to factors such as work stoppages, shortages or supplier plant shutdowns; and

·inability to supply products due to factors such as work stoppages, plant shutdowns or regulatory changes and exogenous factors, like severe weather.

If any of these events occur, the demand for and supply of our products and services could suffer, which could have a material adverse affect on our financial position, results of operations and cash flows.

Manufacturing of our products are contracted out and they are subject to hazards and other risks associated with polymer production and the related storage and transportation of raw materials, products and wastes.

Polymer production is subject to the possible hazards and risks associated with the related storage and transportation of inventories and wastes, including fires, explosions, natural disasters, inclement weather, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment, reduced production and environmental contamination. Accordingly, these hazards, and their consequences could have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.

Extensive environmental, health and safety laws and regulations impact the production of our product and compliance with these regulations could adversely affect the cost of purchasing the product from our supplier.

The production of our products are subject to extensive environmental, health and safety laws and regulations at the national, state and local governmental levels. The nature of our business exposes our supplier to compliance costs and risks of liability under these laws and regulations due to the production, storage, transportation, recycling or disposal and/or sale of materials that can cause contamination and other harm to the environment or personal injury if they are released. Environmental compliance requirements on our suppliers may significantly increase our operating costs, which could adversely affect our financial position, results of operations or cash flows.

We face competition from other polymer and chemical companies, which could adversely affect our sales, results of operations or cash flows.

We compete with companies that produce similar products and with companies that produce different products that are designed for the same end uses. We encounter competition based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers and customer service.

We expect that our competitors will continue to develop and introduce new and enhanced products, which could cause a decline in the market acceptance of our products. In addition, our competitors could cause a reduction in the selling prices of some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. An inability to compete successfully could have an adverse effect on our financial position, results of operations or cash flows.

We may also experience increased competition from companies that offer products based on alternative technologies and processes that may be more competitive or better in price or performance, causing us to lose customers and result in a decline in our sales volume and earnings.

Additionally, some of our customers may already be or may become large enough to justify developing in-house production capabilities. Any significant reduction in customer orders as a result of a shift to in-house production could adversely affect our future sales and operating prospects.

Current and future disruptions in the global credit and financial markets could limit our access to financing, which could negatively impact our business.

Domestic and foreign credit and financial markets have experienced extreme disruption in the past three years, including volatility in security prices, diminished liquidity and credit availability, declining valuations of certain investments and significant changes in the capital and organizational structures of certain financial institutions. We are unable to predict the likely duration and severity of the continuing disruption in the credit and financial markets or of any related adverse economic conditions. These market conditions may limit our ability to access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital, issue shorter tenors than we prefer or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by the disruptions in the global credit and financial markets.

The global economic downturn may have a negative effect on our business and operations.

The global economic downturn has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and lower business spending, all of which may have a negative effect on our business, results of operations, financial condition and liquidity. Potential customers may be unable to fund purchases or may determine to reduce purchases or inventories or may cease to continue in business. In addition, our supplier may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand or could affect our gross margins.

The timing, strength or duration of any recovery in the global economic markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. There can be no assurance that the economy and our operating results will continue to improve, that the economy will not experience another significant downturn. In such an event, our operating results, financial condition and business could be adversely affected.

The agreements governing our debt contain various covenants that limit our ability to take certain actions, failure to comply with which could have a material adverse effect on us.

The agreements governing our senior secured term loan contain a number of covenants that, among other things, limit our ability to: transfer or sell all or substantially all of our assets or make certain other restricted payments. Any future refinancing of the term loan is likely to contain similar restrictive covenants.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to pay interest on our debt and to satisfy our other debt obligations will depend in part upon our future financial and operating performance and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments. While we believe that cash flow from our current level of operations, available cash and available borrowings will provide adequate sources of liquidity for at least the next twelve months, a significant drop in operating cash flow resulting from economic conditions, competition or other uncertainties beyond our control could create the need for alternative sources of liquidity. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as, reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital.

We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our term loan and revolving credit facility, on commercially reasonable terms or at all.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities.  The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them.  As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.	contains a toll-free telephone number for inquiries on disciplinary actions;

5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All unregistered equity sales during the six months ended June 30, 2012 have been previously disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           MINE SAFETY DISCLOSURES

None.

ITEM 5.           OTHER INFORMATION.

As a result of our acquisition of the license to sell the Shield Products, we have now changed our business focus to marketing the Shield Products. In connection with this new addition to our business, we are voluntarily filing the Information set out in Form 10 under the Securities Exchange Act of 1934 with Quarterly Report on Form 10-Q.

FORM 10 INFORMATION

BUSINESS

Overview

We were incorporated under the laws of the State of Delaware on March 2, 2000, under the original name 411 Place.com Inc.  On February 28, 2001, we changed our name to Artescope, Inc., on July 29, 2002, we changed our name to GlobeTrac Inc. and on July 11, 2012, we changed the name to Poly Shield Technologies Inc. On July 11, 2012, we also effected a consolidation of our issued and outstanding common stock on a one-for-three basis (the “Reverse Split”), without decreasing our authorized capital.  We currently have an authorized capital of 205,000,000 shares with a par value of $0.001, consisting of 200,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock with 33,394,441 post-reverse-split shares of Common Stock currently issued and outstanding. Our principal executive offices are headquartered in Boca Raton, Florida.

On March 12, 2012, we entered into an agreement to purchase the rights to market the products of Teak Shield Corp. (“Teak Shield”). Teak Shield has a proprietary process for the production of flouropolymer coatings used to protect surfaces from corrosion, oxidation and ultraviolet degradation.  Markets for these products include: the marine industry, aerospace, onshore oil and gas, commercial architecture, general industrial, industrial maintenance, medical, household care, food processing and others. See “License Agreement” below. During the next twelve months, we intend to focus on refining our business and marketing plans for the Shield Products.

We originally provided digital graphics design and production services for commercial and corporate enterprises. On August 27, 2002, we entered into a master distributorship agreement (the “Distributorship Agreement”) with WebTech Wireless Inc. (“WebTech”) and we changed our business direction and began selling, marketing, distributing, and installing global wireless tracking and telematics equipment in Europe. On November 1, 2004 we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross qualified sales. A qualified sale consists of all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2004. There is no cap on the royalties and royalties are to be paid for the duration of 11 years, ending October 31, 2015.

License Agreement

On March 12, 2012, we entered into an agreement (the “License Agreement”) for a worldwide non-exclusive license to sell specialized flouropolymer materials (the “Shield Products”) with Teak Shield Corp. (“Teak Shield”) and Robert Diefendorf and Marion Diefendorf (Teak Shield and Mr. and Ms. Diefendorf collectively being the "Licensors”).

Pursuant to the terms and conditions of the License Agreement, we issued 5,000,000 pre-reverse-split (1,666,667 post-reverse-split) shares of our common stock to the Licensors and agreed to pay a 5% royalty on all sales of the Shield Products with a minimum of $100,000 yearly royalty payment. As part of the agreement we also paid $250,000 to acquire a two year option (the “Teak Shield Option”) to purchase 100% of the Licensors’ ownership and interest in its proprietary rights and assets regarding the Shield Products including all licensed products, manufacturing, patents, intellectual property, technology, contracts, trademarks and goodwill (collectively the “Assets”). In order to exercise the Teak Shield Option we must pay an additional $2,750,000.

Also, on April 12, 2012, we made a payment of $20,000 to Teak Shield as a deposit to extend the option payment under the License Agreement for a period of one week.  On April 19, 2012, we paid the balance of the one-time option payment in the amount of $230,000 to Teak Shield in accordance with the terms and conditions of the License Agreement, thereby acquiring the option to purchase, for a two-year period, 100% of Teak Shield’s ownership and interest in the Assets.

Flouropolymer Overview

Flouropolymers are polymer materials containing fluorine atoms in their chemical structure.  Flouropolymers possess excellent properties such as outstanding chemical resistance, weather stability, low surface energy, low coefficient of friction and low dielectric constant.  These properties come from the special electronic structure of the fluorine atom.  Flouropolymers are extremely flexible and have excellent anti-stick properties.

Flouropolymers have the following properties:

•           Chemically inert
•           Non-wetting
•           Low coefficient of friction
•           Low dielectric constant
•           Nontoxic
•           Non-stick
•           Highly fire resistant
•           High temperature ratings

This unrivalled combination of properties frequently makes flouropolymers the product of choice to protect  metals and other plastics where extraordinary purity is required or where long-term reliability and very long service life is required for both cost and safety reasons.  For example, flouropolymer insulated wire reduces weight in airplane wiring and extends durability and reliability.  High span bridges are frequently painted with flouropolymer-based paints with a service life of up to 30 years.  Flouropolymers are frequently a critical part of new technology in medicine, environmental conservation, energy solutions, space exploration and civilian and military safety.

History of Shield Technology

Robert Diefendorf, one of the Licensors, developed a new type of protective coating, a space age flouropolymer designed to last 20-30 years. The original product was developed to protect teak surfaces on private pleasure sailboats. The product would negate the requirement to re-oil the teak every 60-90 days. Mr. Diefendorf then founded Teak Shield to market this product.

After testing various resins, Mr. Diefendorf found one that would protect teak surfaces without damaging the aesthetics of the wood. Two years later he had developed a teak coating that would last for years. After successfully selling the Teak Shield product to the Marine Industry for about eight years he moved onto other areas. He then developed a coating to preserve brass, copper, stainless steel, silver and many other metals from tarnish, rusting or corrosion. Coatings are now produced for all types of substrates, including concrete and all types of fiberglass.

Key Product Markets

Marine Coatings Industry

Marine coatings systems are applied to ships and structures in both sea and fresh water environments.  They serve the dual mandate of protecting against the destructive nature of harsh nautical environments and improve the ships eye appeal.  The world fleet includes bulk carriers, tankers, container ships, cargo ships and passenger/cruise ships among others.

Aerospace

The aircraft coatings industry in the United States is highly consolidated with four key suppliers-AkzoNobel, PPG, Deft and Sherwin-Williams Aerospace.  The market was valued at roughly $140 million in 2008 according to Chemark Consulting.  The market is dominated by the commercial aircraft segment, which accounted for 73.5 percent of the market.  The military and general aviation segments accounted for 22.5 percent and 5 percent respectively.  A large part of the coatings procurement for aircraft is in the structural coatings area.  It is estimated that there are up to five times the amount of coating used on the structure of an aircraft as to the exterior livery of the aircraft.

A significant amount of paint is required during mandatory maintenance operations, such as repainting aircraft. Airlines will also repaint aircraft as part of a rebranding effort to improve the airline’s image.  Growth is coming most notably from low-cost airlines who continue to grow globally.  MRO (maintenance, repair and overhaul) business is growing with global consolidation in the airline industry and planes must be painted with new logos.  The military segment is stable with the production of new airplanes and the repaint programs of existing aircraft.

Anti-Microbial Market

According to Global Industry Analysts, Inc. (GIA) the US market for anti-microbial coatings is forecast to reach US $1.2 billion by the year 2017.  Growth in the market is mainly driven by growing demand for improved health, sanitation and hygiene, particularly in major end-use markets including medical, household care and food processing.  Application of anti-microbial coatings is mushrooming in a host of industries ranging from healthcare to industrial and consumer markets.  The majority of these coatings are, however, used in the healthcare and indoor air quality markets.  This is mainly due to the product’s efficacy in combating bacteria, mold, mildew and other infection causing pathogens.

Industrial/Commercial

The industrial coatings market is comprised of a number of diverse segments including onshore oil and gas, commercial architecture, general industrial and industrial maintenance.  The coatings are usually defined by their protective, rather than their aesthetic properties, although they can provide both.   In 2008, 344 million gallons of industrial coatings were sold into customer industries at a value of $5.6 billion.  The most common use of industrial coatings is for corrosion control of steel structures such as offshore platforms, bridges and underground pipelines.  Other functions include intumescent coatings for fire resistance.   Industrial coatings are often composites of various substances.  A typical coating system may include a primer, an intermediate coat and a top coat.  The polymer film acts as a physical barrier between the steel substrate and the corrosive environment such as atmosphere, water and soil.

Competition

The end-markets and distribution of flouropolymer products are highly competitive. Speed, service, reputation, unique product quality, brand recognition, delivery, and price are the principal factors affecting competition. The distribution market is also highly fragmented and we face competition against large global businesses, national distributors, and local suppliers focusing on niche markets. Many of our competitors will be more established and/or have greater financial resources than we currently do. Nevertheless, we believe that our strategy to focus on providing environmentally friendly coating and cleaners at competitive prices to more dangerous products will capture a significant market share of the growing flouropolymer industry.

Teak Shield's proprietary blend of resins, polymers and fluorine give Shield Products superior performance over competitor’s products.  In side-by-side tests performed by NASA and Sys-Tec Corporation, Our coatings protected test surfaces attached to the international space station longer than competitor’s products.  Sys-Tec recommended that markings would be protected with Shield Product clear coat.

Methods of Distribution

We are currently assembling a sales team to sell directly to customers. We plan to have our sales team initially work in North American and South East Asian markets of the cruise ship and the oil and gas industries.   When we complete a sale, our supplier will ship the product directly to the customer.

Patents/Trade Marks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

We do not currently own any patents, trade names and brand names, or trademarks. We are not party to any franchise agreements, concessions or labor contracts.  We are party to royalty agreements with WebTech and Teak Shield, the material terms of which are described above.

Environmental, Health and Safety

The Shield Products we are selling are subject to various environmental laws and regulations that apply to the production, use and sale of chemicals, emissions into the air, discharges into waterways and other releases of materials into the environment and the generation, handling, storage, transportation, treatment and disposal of waste material. Before we exercise our option to purchase 100% of Teak Shield’s proprietary rights to the Shield Products, we will act as an independent contractor with the burden to ensure material compliance with all applicable laws and regulations to be left to Shield Products.

Expenditures on Research and Development During the Last Two Fiscal Years

We have not spent any funds on research and development activities in the last two fiscal years. We are not currently conducting any research and development activities.

Number of Total Employees and Number of Full Time Employees

We currently have no employees.

RISK FACTORS

See “ITEM 1A. RISK FACTORS” above.

FINANCIAL INFORMATION

The following management’s discussion and analysis discusses our results of operation and financial condition as at our most recently completed fiscal year end of December 31, 2011. A discussion and analysis of our results of financial condition for the interim periods ended June 30, 2012 and 2011 is provided under Item 2 of this Form 10-Q above.

RESULTS OF OPERATION FOR THE FISCAL YEARS ENDED DECEMBER 31, 2011 AND 2010

At December 31, 2011, our only source of income was a six percent commission/royalty that we receive from WebTech Wireless Inc. (“WebTech”), based on all qualified sales of any product or service offered by WebTech. A qualified sale means all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2005, whether sold by WebTech or by a licensee, affiliate or agent of WebTech. We provided WebTech with a list of customers. There is no cap on the royalty receivable and royalties are to be paid by WebTech for eleven years, beginning November 1, 2004 and ending October 31, 2015.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Percentage Increase / Decrease
Royalty income	$41,699	$50,379	(17.3)%
Operating expenses:
General and administrative	138,328	93,594	47.8%
Net loss before other items	96,629	43,215	123.6%
Interest	4,054	706	474.2%
Gain on extinguishment of debt	(49,463)	-	100.0%
Loss on forgiveness of debt	13,780	-	100.0%
Net loss	$65,000	$43,921	48.0%

Revenues

Our royalty revenue decreased by $8,680 or 17% from $50,379 for the year ended December 31, 2010 to $41,699 for the year ended December 31, 2011. All of our revenue was the result of a 6% royalty, which relates to the Royalty Agreement signed on October 18, 2005. The revenue we receive from WebTech is in British pounds.   The 17% decrease in revenue during the year ended December 31, 2011 was primarily due to a decrease in the revenue earned in British pounds of 21%. Changes in the exchange rates offset this decrease by 4%.

Operating Expenses

Our operating expenses increased by $44,734 or 48% from $93,594 for the year ended December 31, 2010 to $138,328 for the years ended December 31, 2011.  This increase was primarily due to increases in due diligence expenses of $21,965 for work done on potential acquisitions, in professional fees of $14,823, in filing fees of $3,073 and franchise taxes of $2,266, due to over accruals in 2009 that were reversed in the year ended December 31, 2010.  Foreign exchange losses increased by $2,136 and administration fees increased by $1,335.

The above costs for due diligence were incurred in analyzing two different business opportunities.

Franchise Tax

Our franchise tax recovery decreased by $2,266 from a recovery of $2,327 for the year ended December 31, 2010, to a recovery of $61 for the year ended December 31, 2011. The recovery for the year ended December 31, 2010 was caused by an over accrual of franchise tax in 2008 that had been based on 2007’s franchise tax expense.  The recovery of $61 for the year ended December 31, 2011 was due to a refund from the State of California for overpayment of franchise taxes.

LIQUIDITY AND CAPITAL RESOURCES FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

As of December 31, 2011, we had a cash balance of $707 a working capital deficit of $181,800 and negative cash flows from operations of $40,193 for the year then ended. During the year ended December 31, 2011, we primarily funded our operations with $49,500 in convertible loans from related parties that were received in the prior year, $35,500 in loans received in 2011 and the royalty revenue we received from WebTech.

Working Capital

	At December 31, 2011	At December 31, 2010	Percentage Increase / Decrease
Current Assets	$5,706	$12,010	(52.5)%
Current Liabilities	(187,506)	(193,843)	(3.3)%
Working Capital Defecit	$(181,800)	$(181,833)	(0.0)%

Cash Flows

	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash Flows used in Operating Activities	$(40,193)	$(57,538)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	35,500	49,500
Effect of Foreign Currency Exchange	-	-
Net Increase (decrease) in Cash During Period	$(4,693)	$(8,038)

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2011, was $40,193. This cash was primarily used to cover our operating loss of $65,000 and a decrease in accrued liabilities of $32,573. These uses were primarily offset by increases in due to related parties of $35,579 and a non-cash decrease in accounts payable of $53,000.

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

Net Cash Provided By Financing Activities

During the years ended December 31, 2011 and 2010 we had financing activities of $15,500 and $49,500, respectively, from the issuance of convertible notes or advances from related parties. In addition, we had $20,000 in financing activities from the issuance of a nonconvertible note to an unrelated party during the year ended December 31, 2010.

Non-Cash Financing

During the year ended December 31, 2011, we issued 5,300,000 (1,766,667 after reverse split) shares of common stock to settle $53,000 outstanding indebtedness owed to a supplier.  We recorded a loss on the conversion of this debt of $13,780.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

Contingencies and Commitments

We had no contingencies or long-term commitments at December 31, 2011 and December 31, 2010.

Critical Accounting Policies

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

At December 31, 2011, accounts receivable consisted of estimated royalty revenue for the months of November and December 2011.  Our estimate was based on the amounts we received from WebTech for the months from August 2011 to October 2011.

Financial Instruments

Foreign Exchange Risk. We are subject to foreign exchange risk on our royalty revenue which is denominated in UK pounds and some purchases which are denominated in Canadian dollars. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  Foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currency result in gains and losses that are reflected in our Statement of Operations. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenue. Conversely, our net revenue will decrease when the U.S. dollar strengthens against foreign currencies. We do not believe that we have any material risk due to foreign currency exchange.

Fair Value of Financial Instruments. Our financial instruments include cash, accounts receivable, accounts payable, and accrued liabilities. We believe the fair value of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

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

PROPERTIES

Our principal executive office is 433 Plaza Real Suite 275, Boca Raton, FL 33432.  Other than this office, we do not currently maintain any other facilities, and does not anticipate the need for maintaining other facilities at any time in the foreseeable future.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 10, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Mitchell Miller President, CEO and Director	Nil	Nil
Common Stock	John Da Costa CFO, Treasurer, Secretary and Director	Nil	Nil
Common Stock	All Officers and Directors as a Group (2 persons)	Nil	Nil
5% STOCKHOLDERS
Common Stock	Karen Briginshaw Suite 610 – 1100 Melville Street Vancouver, BC V6E 4A6	8,788,254(2) (Indirect)	26.3%
Common Stock	Jim Pratt 32 Greenwich Road, Greenwich Sydney, NSW 2065 Australia	4,521,204(3) (Direct and Indirect)	13.5%
Common Stock	Gregory M. Pek 9 Tehran Street, Merville Village Paranaque City, Metro Manila The Philippines	2,694,337(4) (Indirect)	8.1%
Common Stock	Otter Crique Ventures Limitee 610 – 1100 Melville Street Vancouver, BC V6E 4A6	1,766,667 (Direct)	5.3%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of our Common Stock actually outstanding on the date of this Quarterly Report. As at August 10, 2012, we had 33,394,441 shares of our Common Stock issued and outstanding.

(2)
The number of shares beneficially held by Ms. Briginshaw includes: (i) 3,528,000 shares held by Kinnaman Trading Company Limited, a company owned by Ms. Briginshaw; (ii) 5,235,254 shares held by Pilenga Limited, a company owned by Ms. Briginshaw (ii) the right to convert a $15,000 loan in to 25,000 common shares at the current market price per share, held by Kinnaman Trading Company. The current market price on August 10, 2012, was $0.60 per share.

(3)	The number of shares beneficially held by Mr. Pratt includes 3,187,868 shares held directly and 1,333,336 shares held by Mr. Pratt and his wife.

(4)	The number of shares beneficially held by Mr. Pek consists of 2,694,337 shares held by Money Layer Limited, a company owned by Mr. Pek.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Positions
Mitchell Miller	54	Chief Executive Officer, President and Director
John Da Costa	48	Chief Financial Officer, Treasurer, Corporate Secretary and Director.

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for at least the past five years.

Mitchell Miller has been our Chief Executive Officer, President and Director since May 11, 2012. Since November 2007 Mr. Miller has been the is principal, founder and the former Chief Executive Officer of H2 Energy Solutions, Inc., a master distributor for Altergy Systems, Inc., a mass producer of hydrogen fuel cells which is an alternative source for electrical energy. His expertise is in the development of distribution markets both domestically and internationally including; India, Latin America, the Middle East and Russia. Mr. Miller's marketing and management experience include commercial banking, international business development, marketing, logistics, and franchising.

John Da Costa has been our Chief Financial Officer and Corporate Secretary since May 2002. Mr. Da Costa served as our Chief Executive Officer and President from February 2006 to May 11, 2012.  Since May 13, 2008, Mr. Da Costa has been the Chief Financial Officer and Treasurer of Red Metal Resources Ltd, a company listed on the OTC Bulletin Board that is engaged in the business of acquiring and exploring mineral claims. Mr. Da Costa was a director of our subsidiary Global Axxess from August 2002 until it was sold in June of 2008. Mr. Da Costa has more than twenty years of experience providing bookkeeping and accounting services for both private and public companies and is the founder and president of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003.  Mr. Da Costa was the Treasurer of Rock City Energy Corp., a non-reporting public company from August 2006 to December 2011 and he served as a director from March 2004 to July 2007. Mr. Da Costa also served as Chief Executive Officer and President from July 2006 to July 2007 and Chief Financial Officer from April 2005 to July 2007 of Trilogy Metals Inc. a resource exploration company listed on the TSX Venture Exchange.

Term of Office

Members of our board of directors are appointed to hold office until the next annual meeting of our stockholders or until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the provisions of the Delaware Code.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen to become our directors or executive officers.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
John Da Costa CFO, Secretary Treasurer & Director	2011 2010	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$67,200(1) $66,300(1)	$67,200 $66,300
Mitchell Miller(2) CEO, President & Director	2011 2010	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A

Notes:
(1)	Amounts were paid or accrued to DaCosta Management Corp., which John Da Costa is the sole director and shareholder of, for professional, administrative and accounting services.
(2)	Mr. Miller was appointed as our Chief Executive Officer, President and as a Director on May 11, 2012.

Currently, there are no arrangements between us and our directors to compensate our directors for any services provided by them as directors.

We have no employment agreements with any named executive officer, and we have no employment agreements or other compensation plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control or from a change in a named executive officer’s responsibilities following a change in control.

Outstanding Equity Awards at Fiscal Year End

As at December 31, 2011, we had no outstanding equity awards.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, in the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

·	Any of our directors or officers;
·	Any person proposed as a nominee for election as a director;
·	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

·	Any of our promoters; and
·	Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

DaCosta Management Corp., a company controlled by John Da Costa, our Chief Financial Officer, billed $66,300 and $67,200 in administrative fees in the fiscal years ended December 31, 2010 and 2011, respectively.

At June 30, 2012, we owed $34,228, to DaCosta Management Ltd., a company controlled by our CFO. $2,463 of this amount is for advances and the balance of $31,765 relates to outstanding administration fees. The amounts outstanding are unsecured have, no fixed date of repayment and are noninterest bearing.

At June 30, 2012, we owed $34,500 to Richard N. Jeffs, a brother-in-law of a Karen Brigenshaw, a major shareholder. There was $4,415 and $3,084 in interest owing at June 30, 2012 and December 31, 2011, respectively. The loan bears interest at a rate of 7% and the loan and interest are convertible into shares of our common stock at a conversion price of the lesser of (1) US$1.50 per share or (2) our closing market price of our common stock on the day we receive the written instruction from the lender.

At June 30, 2012, we owed $27,000 to Richard N. Jeffs, a brother-in-law of Karen Brigenshaw. There was $1,037 and $165 in interest owing at June 30, 2012 and December 31, 2011 respectively. The loan bears interest at a rate of 8% and is not convertible.

At June 30, 2012, we owed $15,000 to Kinnaman Trading, a company controlled by Karen Brigenshaw. There was $1,822 and $1,248 in interest owing at June 30, 2012 and December 31, 2011. The loan bears interest at a rate of 7% and the loan and interest are convertible into shares in the Company at a conversion price of the lesser of (1) US$1.50 per share or (2) our closing market price of our common stock on the day we receive the written instruction from the lender.

At June 30, 2012, we owed $33,106 to Jeffsco Holdings Ltd., a company controlled by Susan Jeffs, a sister of Karen Brigenshaw. The amount outstanding is unsecured has, no fixed date of repayment and is non-interest bearing.

Director Independence

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements.  Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  In applying this definition, we have determined that neither Mr. Miller nor Mr. Da Costa qualify as an independent director.

LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are trading on the OTC Bulletin Board under the symbol “GBTRD”.  The high and the low bid prices for our shares during the last ten fiscal quarters as reported by Pink OTC Markets, LLC were:

QUARTER	HIGH	LOW
March 31, 2010	$0.012	$0.003
June 30, 2010	$0.012	$0.012
September 30, 2010	$0.020	$0.004
December 31, 2010	$0.021	$0.003
March 31, 2011	$0.006	$0.004
June 30, 2011	$1.620	$0.005
September 30, 2011	$1.560	$0.420
December 31, 2011	$0.690	$0.360
March 31, 2012	$0.573	$0.078
June 30, 2012	$0.600	$0.300

The above quotations have been adjusted to reflect our 1-for-3 reverse split of our common stock effective July 12, 2012. The high and low bid price information provided above was obtained from the Pink OTC Markets, LLC.  The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of August 10, 2012, there were 33,394,441 post-reverse-split shares of our common stock issued and outstanding that are held of record by 53 registered stockholders.  We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Dividends

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefore in its sole discretion; however, other than listed below, no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

On May 28, 2002, we paid out a stock dividend. Each shareholder of record received three shares of our common stock for every one share of our common stock held by that shareholder.

Outstanding Options, Warrants or Convertible Securities

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock except as follows:

On September 23, 2010, we received a loan of $12,500 payable on demand. Interest is to be paid at 7% per year, compounded monthly. The lender may, in its sole discretion, convert any payments of principal sum or interest into restricted shares of our common stock at a conversion price of the lesser of US$1.50 per share and our closing market price on the day we receive the written instructions from the lender.

On September 30, 2010, we received a loan of $12,000 payable on demand. Interest is to be paid at 7% per year, compounded monthly. The lender may, in its sole discretion, convert any payments of principal sum or interest into restricted shares of our common stock at a conversion price of the lesser of US$1.50 per share and our closing market price on the day we receive the written instructions from the lender.

On October 26, 2010, we received a loan of $10,00 payable on demand. Interest is to be paid at 7% per year, compounded monthly. The lender may, in its sole discretion, convert any payments of principal sum or interest into restricted shares of our common stock at a conversion price of the lesser of US$1.50 per share and our closing market price on the day we receive the written instructions from the lender.

On November 9, 2010, we received a loan of $15,000 payable on demand. Interest is to be paid at 7% per year, compounded monthly. The lender may, in its sole discretion, convert any payments of principal sum or interest into restricted shares of our common stock at a conversion price of the lesser of US$1.50 per share and our closing market price on the day we receive the written instructions from the lender.

RECENT SALES OF UNREGISTERED SECURITIES

On April 13, 2012, we issued 5,000,000 pre-reverse-split (1,666,667 post-reverse-split) shares to two individuals with a fair value of $900,000 as consideration for the Teak Shield License. The shares were issued pursuant to Section 4(2) of the Securities Act. Management was satisfied we complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.

On June 29, 2011, we issued 5,300,000 pre-reverse-split (1,766,667 post-reverse-split) shares of our common stock at $0.03 per share in settlement of $53,000 in debt owed. The shares were issued pursuant to Section 4(2) of the Securities Act based on the creditor’s level of sophistication and its access to information.

DESCRIPTION OF REGISTRANT’S SECURITIES

General

The following description of our capital stock is a summary of the material terms and is subject to and qualified in its entirety by our Articles of Incorporation, our Bylaws and Delaware Law.  Our authorized capital stock consists of 205,000,000 shares consisting of two classes of stock as follows:

Common Stock

Our Articles of Incorporation authorize the issuance of 200,000,000 shares of common stock, par value $0.001 per share.  Each holder of common stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote.  Cumulative voting for the election of directors is not permitted by our Articles of Incorporation.

Holders of outstanding shares of common stock are entitled to such dividends as may be declared from time to time by the board of directors out of legally available funds and, in the event of liquidation, dissolution or winding up of the our affairs.  In the event that any of the aforementioned situations occur holders are entitled to receive, ratably, our net assets available to stockholders after distribution is made to the preferred stockholders, if any, who are given preferred rights upon liquidation.  Holders of outstanding shares of common stock have no preemptive, conversion or redemptive rights.  To the extent that additional shares of our common stock are issued, the relative interests of then existing stockholders may be diluted.

As of July 12, 2012, there were 33,394,441 shares of our common stock issued and outstanding, held by 53 shareholders of record.

Preferred Stock

Our Articles of Incorporation authorize the issuance of 5,000,000 shares of preferred stock, par value $0.001 per share.  Our board of directors is authorized to issue the preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into common stock.  No preferred stock has been issued to date.

Equity Compensation Plans

We did not have any equity compensation plans during our fiscal year ended December 31, 2011.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Article Six of our Articles of Incorporation provides, among other things, that our directors shall not be personally liable to us or our shareholders for monetary damages for breach of fiduciary duty as a director, except for liability:

o	for any breach of such director's duty of loyalty to us or our security holders;
o	for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
o	liability for unlawful payments of dividends or unlawful stock purchase or redemption by us; or
o	for any transaction from which such director derived any improper personal benefit.

Accordingly, our directors may have no liability to our shareholders for any mistakes or errors of judgment or for any act of omission, unless the act or omission involves intentional misconduct, fraud, or a knowing violation of law or results in unlawful distributions to our shareholders.

Article Six of our Articles of Incorporation also provides that our officers and directors shall be indemnified and held harmless by us to the fullest extent permitted by the provisions of Section 145 of the Delaware General Corporation Law.

Indemnification Agreements. We will enter into indemnification agreements with each of our executive officers. We will agree to indemnify each such person for all expenses and liabilities, including criminal monetary judgments, penalties and fines, incurred by such person in connection with any criminal or civil action brought or threatened against such person by reason of such person being or having been our officer or director or employee. In order to be entitled to indemnification by us, such person must have acted in good faith and in a manner such person believed to be in our best interests. With respect to criminal actions, such person must have had no reasonable cause to believe his or her conduct was unlawful.

No pending material litigation or proceeding involving our directors, executive officers, employees or other agents as to which indemnification is being sought exists, and we are not aware of any pending or threatened material litigation that may result in claims for indemnification by any of our directors or executive officers.

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective February 8, 2012, our Board of Directors dismissed Mendoza Berger & Company, L.L.P. (“Mendoza”), as our independent registered public accounting firm.  None of the reports of Mendoza on our financial statements for the fiscal years ended December 31, 2009 and 2010, contained any adverse opinion or disclaimer of opinion, but did contain an uncertainty as to the Company’s ability to continue as a going concern.  Although audited statements prepared by Mendoza contained a going concern qualification, such financial statements did not contain any adjustments for uncertainties stated therein, nor have we at any time, had any disagreements with Mendoza on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Our current principal independent registered public accounting firm since February 8, 2012, to the current date is Dale Matheson Carr-Hilton Labonte L.L.P. Chartered Accountants (“Matheson”) Prior to its engagement as our independent auditors, Matheson, had not been consulted by us either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered our financial statements or on any other matter that was the subject of any prior disagreement between us and our previous certifying accountants.

FINANCIAL STATEMENTS AND EXHIBITS.

Audited financial statements for the years ended December 31, 2011 and 2010 were previously filed on our Annual Report of Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 30, 2012.

ITEM 6.           EXHIBITS.

All Exhibits required to be filed with this Quarterly Report on Form 10-Q are included in this Quarterly Report or incorporated by reference to our previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-33309 and 333-66590.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.3	Certificate of Amendment to Certificate of Incorporation – Name Change to Poly Shield Technologies Inc.(10)
3.4	Bylaws.(1)
10.1	Master Distributorship Agreement dated June 19, 2002 among the Company, WebTech Wireless International, WebTech Wireless Inc. and Global Axxess Corporation Limited.(3)
10.2	Loan Agreement dated November 27, 2002 between the Company and David Patriquin.(2)
10.3	Amendment Letter Agreement dated June 4, 2003, between the Company and WebTech Wireless International Inc.(4)
10.4	Letter Agreement dated November 26, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(5)
10.5	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(6)
10.6	Letter Agreement dated June 9, 2011, among the Company, Angelo Scola, and Thermoforte Green, LLC.(7)
10.7	Letter Agreement dated September 26, 2011, among the Company, David Bernard, and Michael Avatar filed as an exhibit to our Form 8-K filed on September 30, 2011.(8)
10.8	Technology License Agreement with Option to Purchase dated March 12, 2012 between the Company, Teak Shield Corp., and Robert and Marion Diefendorf. (9)
10.8	Loan Agreement dated April 19, 2012 between GlobeTrac Inc. and Acamar Investments Inc.(9)
10.8	Acamar Promissory Note dated April 19, 2012 given the Company in favor of Acamar Investments, Inc.(9)
10.8	Security Agreement dated April 19, 2012 granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(9)
10.9	Loan Agreement dated June 29, 2012 in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(10)
10.10	Loan Agreement dated June 29, 2012 in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(10)
10.11	Loan Agreement dated June 29, 2012 in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(10)
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
99.1	Annual Report of Form 10-K for the Fiscal Year Ended December 31, 2011.(11)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed as an exhibit to our Registration statement on Form SB-2 filed on August 2, 2001.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on April 15, 2003.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on April 7, 2004.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2004.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on November 14, 2005.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on June 10, 2011.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on September 30, 2011.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2012.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on July 13, 2012.
(11)	Filed on March 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLY SHIELD TECHNOLOGIES INC.

Dated:	August 14, 2012	By:	/s/ MITCHELL R. MILLER
MITCHELL R. MILLER
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	August 14, 2012	By:	/s;/ JOHN DA COSTA
JOHN DA COSTA
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)