Form 10-K/A
period 2011-12-31
Poly Shield Technologies Inc.
filed 2012-09-11
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-33309

POLY SHIELD TECHNOLOGIES INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	33-0953557
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

433 Plaza Real, Suite 175
Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

1 (800) 648-4287
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:	NONE.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
[__] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[__] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes    [__] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [__] Yes   [__] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [__]	Accelerated filer [__]
Non-accelerated filer [__] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [__] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $18,876,072 as of June 30, 2011 ($0.45 X 41,946,826)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 29, 2012, the Registrant had 95,183,198 shares of common stock outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2011, as originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012 (the “Original Form 10-K”).

This Amendment No. 1 amends Item 8 of Part II of the Original Form 10-K to include the amended report of Dale Matheson Carr-Hilton Labonte LLP, our current principal accountants, for our financial statements for the fiscal year ended December 31, 2011, and to include the report of Mendoza Berger & Company, our former principal accountants, for our financial statements for the fiscal year ended December 31, 2010.  Other than the inclusion of the amended report of Dale Matheson Carr-Hilton Labonte, and the report of Medoza Berger & Company, the financial statements included in Item 8 have not been modified, amended or updated.

Item 15 of Part III of this Amendment No. 1 has been amended solely to provide updated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of Sarbanes-Oxley Act of 2002 and Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

Except as described above, this Amendment No. 1 does not modify, amend or update the disclosure made in the Original Form 10-K.

The filing of this Amendment No. 1 shall not be deemed an admission that the Original Form 10-K when made included any untrue statements of material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 8.                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.		Report of Independent Registered Public Accounting Firm (Dale Matheson Carr-Hilton Labonte LLP);
2.		Report of Independent Registered Public Accounting Firm (Mendoza Berger & Company);
3.		Audited Financial Statements for the Years Ended December 31, 2011 and 2010, including:
	a.	Balance Sheets at December 31, 2011 and 2010;
	b.	Statements of Operations for the years ended December 31, 2011 and 2010;
	c.	Statement of Stockholders’ Deficit for the period from January 1, 2010 to December 31, 2011;
	d.	Statements of Cash Flows for the years ended December 31, 2011 and 2010; and
	e.	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Globetrac Inc.

We have audited the accompanying balance sheet of Globetrac Inc. (the “Company”) as at December 31, 2011 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Globetrac Inc. as of December 31, 2010 were audited by other auditors whose report thereon dated March 29, 2011, expressed an unqualified opinion on those financial statements.

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

In our opinion, based on our audit and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. The financial statements of Globetrac Inc. as of December 31, 2010 were audited by other auditors whose report thereon dated March 29, 2011, expressed an unqualified opinion on those financial statements.

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

PART III

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
Filed
10.10	License agreement with an option to purchase with Teak Shield Corp. and its owners Robert and Marion Diefendorf, titled Technology License Agreement with Option to Purchase	Filed
14	Code of Ethics filed as an exhibit to GlobeTrac’s Form 10-KSB filed on April 15, 2003, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101.INS**	XBRL Instance filed as an exhibit to Globetrac’s Form 10-K filed on March 30, 2012 and incorporated herein by reference.	Filed
101.SCH**	XBRL Taxonomy Extension Schema. Filed as an exhibit to Globetrac’s Form 10-K filed on March 30, 2012 and incorporated herein by reference.	Filed
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase. Filed as an exhibit to Globetrac’s Form 10-K filed on March 30, 2012 and incorporated herein by reference.	Filed
101.DEF**	XBRL Taxonomy Extension Definition Linkbase. Filed as an exhibit to Globetrac’s Form 10-K filed on March 30, 2012 and incorporated herein by reference.	Filed
101.LAB**	XBRL Taxonomy Extension Label Linkbase. Filed as an exhibit to Globetrac’s Form 10-K filed on March 30, 2012 and incorporated herein by reference.	Filed
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase. Filed as an exhibit to Globetrac’s Form 10-K filed on March 30, 2012 and incorporated herein by reference.	Filed
**XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLY SHIELD TECHNOLOGIES INC.

Date:	September 10, 2012	By:	/s/ Mitchell R. Miller
MITCHELL R. MILLER
Chief Executive Officer and President
(Principal Executive Officer)

Date:	September 10, 2012	By:	/s/ John da Costa
JOHN DA COSTA
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 10, 2012	By:	/s/ Mitchell R. Miller
MITCHELL R. MILLER
Chief Executive Officer and President
Director

Date:	September 10, 2012	By:	/s/ John da Costa
JOHN DA COSTA
Chief Financial Officer, Secretary and Treasurer
Director