Form 10-Q
period 2012-09-30
Poly Shield Technologies Inc.
filed 2012-11-09
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-33309

POLY SHIELD TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0953557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

428 Plaza Real, Suite 419 Boca Raton, FL	33432
(Address of principal executive offices)	(Zip Code)

1 (800) 648-4287
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
☒ Yes          ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 07, 2012, the Issuer had 33,745,005 shares of common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Poly Shield” mean Poly Shield Technologies Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated

POLY SHIELD TECHNOLOGIES INC.
(Formerly Globetrac Inc.)
BALANCE SHEETS
(unaudited)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets
Cash	$100,617	$707
Accounts receivable	626	4,999
Prepaids	10,051	-
	111,294	5,706

Investment in option and license (net of amortization)	1,018,230	-
	$1,129,524	$5,706

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$55,236	$7,120
Accrued liabilities	62,433	20,438
Notes payable including interest	501,248	20,264
Due to related parties	177,890	139,684
	796,807	187,506

Stockholders' equity (deficit)
Common stock $0.001 par value, 200,000,000 common shares authorized, 33,745,005 issued and outstanding at September 30, 2012 ( 2011 - 31,727,775)	33,745	31,728
Additional paid in capital	2,295,003	1,292,020
Accumulated deficit	(2,007,696)	(1,517,213)
Accumulated other comprehensive income	11,665	11,665
	332,717	(181,800)
	$1,129,524	$5,706

The accompanying notes are an integral part of these financial statements

POLY SHIELD TECHNOLOGIES INC.
(Formerly Globetrac Inc.)
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Royalty income	$(929)	$5,092	$4,548	$33,332

General and administrative expenses	115,129	24,535	258,608	78,442
Loss before other items	(116,058)	(19,443)	(254,060)	(45,110)

Other items
Amortization of license	(71,875)	-	(131,770)	-
Interest expense	(32,325)	(922)	(58,820)	(16,470)
Gain on extinguishment of debt	-	-	-	49,463
Royalty fee	(25,000)	-	(45,833)	-

Net loss	$(245,258)	$(20,365)	$(490,483)	$(12,117)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	33,402,614	31,727,733	32,771,039	30,569,369

The accompanying notes are an integral part of these financial statements

POLY SHIELD TECHNOLOGIES INC.
(Formerly Globetrac Inc.)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)

					Accumulated
	Common shares		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2010	29,961,108	$29,961	$1,227,007	$(1,452,213)	$13,412	$(181,833)

Shares issued for debt	1,766,667	1,767	65,013	-	-	66,780
Net loss for the year ended December 31, 2011	-	-	-	(65,000)	-	(65,000)
Comprehensive loss	-	-	-	-	(1,747)	(1,747)

Balance at December 31, 2011	31,727,775	31,728	1,292,020	(1,517,213)	11,665	(181,800)

Adjustment to shares due to rollback	564	-	-	-	-	-
Shares issued on purchase of Teak Shield Products Inc. license agreement	1,666,667	1,667	898,333	-	-	900,000
Shares issued for cash	350,000	350	104,650	-	-	105,000
Net loss for the nine months ended September 30, 2012	-	-	-	(490,483)	-	(490,483)

Balance at September 30, 2012 (unaudited)	33,745,005	$33,745	$2,295,003	$(2,007,696)	$11,665	$332,717

The accompanying notes are an integral part of these financial statements

POLY SHIELD TECHNOLOGIES INC.
(Formerly Globetrac Inc.)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2012	2011

Cash flows used in operating activities:

Net loss	$(490,483)	$(12,117)

Non cash items:
Stock issued for accrued interest	-	13,780
Foreign currency gain	-	(1,747)
Amortization	131,770	-
Changes in operating assets and liabilities:
Accounts receivable	4,373	509
Prepaids	(10,051)	999
Accounts payable	48,116	(50,408)
Accrued liabilities	41,995	5,989
Accrued interest	22,170	2,691
Due to related parties	6,873	35,056
Net cash used in operating activities	(245,237)	(5,248)

Cash flows from financing activities
Notes payable to related parties	12,000	-
Advance payable to related party	15,000	-
Notes payable	463,147	-
Issuance of common shares	105,000	-
Net cash provided by financing activities	595,147	-

Cash flows used in investing activities
Investment in option agreement	(250,000)	-
Net cash used in investing activities	(250,000)	-

Net increase (decrease) in cash	99,910	(5,248)
Cash, beginning	707	5,400
Cash, ending	$100,617	$152

Cash paid for:
Income tax	$-	$-
Interest	$36,706	$-

The accompanying notes are an integral part of these financial statements

POLY SHIELD TECHNOLOGIES INC.
(Formerly GLOBETRAC INC.)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Poly Shield Technologies Inc. (the “Company”) was incorporated in the state of Delaware on March 2, 2000.   The Company was in the global wireless tracking business in Europe until November 1, 2004, when it exchanged this business for a royalty of 6% on future gross sales (Note 3).  On March 12, 2012, the Company entered into an agreement to purchase the rights to market the products of Teak Shield Corp. Teak Shield has several proprietary processes for the production of fluoropolymer coatings used to protect surfaces from corrosion, oxidation and ultraviolet degradation.  On July 11, 2012, the Company changed its name from Globetrac Inc. to Poly Shield Technologies Inc. in order to reflect its new business direction.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Poly Shield Technologies Inc. for the year ended December 31, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011, included in the Company’s report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As of September 30, 2012, the Company has not achieved profitable operations and has accumulated a deficit of $2,007,696.  Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 – DUE TO RELATED PARTIES
	September 30, 2012	December 31, 2011
Due to a company controlled by a director – unsecured, 0% interest, due on demand	$44,191	$37,579
Due to a director of the Company	262	-
Due to a company controlled by a relative of a major shareholder – unsecured, 0% interest, due on demand	33,107	33,107
Advance due to a relative of a major shareholder – unsecured, 0% interest, due on demand	15,000	-
Convertible notes due to a major shareholder – unsecured, 7% interest, due on demand	17,120	16,248
Convertible notes due to a relative of a major shareholder – unsecured, 7% interest, due on demand	39,604	37,585
Notes due to a relative of a major shareholder – unsecured, 8% interest, due on demand	28,606	15,165
Due to related parties	$177,890	$139,684

The convertible notes are convertible at the lower of $0.50 or the market price of the shares at the time of conversion.

During the nine months ended September 30, 2012 and 2011, the Company incurred $73,000 and $50,400 in administrative fees to a company controlled by a director.

During the nine months ended September 30, 2012 and 2011, the Company incurred $22,000 and $Nil in management fees to a director of the Company.

NOTE 3 – ROYALTY AGREEMENT

On November 1, 2004, the Company entered into an agreement to discontinue marketing, distributing and installing global wireless tracking and telematics equipment in Europe, which was carried on through its wholly-owned subsidiary, GlobeTrac Limited, in exchange for certain assets and liabilities and a 6% royalty to be paid on gross sales of all existing and qualified potential customers that the Company had. This royalty agreement expires on October 31, 2015. The Company does not expect to receive any further royalties under this agreement.

NOTE 4 – LICENSE AGREEMENT

On March 12, 2012, the Company entered into a license agreement with Teak Shield Corp. (the “Teak Shield License”) and its owners Robert and Marion Diefendorf (the “Licensors”) whereby the Company has acquired a license to market and sell Teak Shield’s licensed products. In exchange, the Company agreed to pay a 5% royalty to the Licensors with a minimum $100,000 annual royalty payment, and agreed to issue to the Licensors 1,666,667 shares of the Company (Notes 5 and 6).

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

The Teak Shield License and the Teak Shield Option will be in effect for two years from the completion of the acquisition, and may be automatically renewed for a further two years. During the nine months ended September 30, 2012, amortization expense of $131,770 was recorded.

The following table summarizes investment in option and license:

September 30, 2012
Purchase price of Teak Shield License	$900,000
Purchase price of Teak Shield Option	250,000
Amortization for the period	(131,770)
Total investment in option and license:	$1,018,230

In connection with the purchase of the Teak Shield Option, on April 19, 2012, the Company signed a loan agreement for $260,000, repayable in six months from the date of the loan agreement (Note 6).  Interest is calculated at 3.5% per month for an effective rate of 51% per annum.  The minimum interest payable on the loan is $26,000. The loan is secured by the Teak Shield License.

As of September 30, 2012, the Company paid $36,706 in interest payments on this loan.

NOTE 5 – COMMON STOCK

On July 11, 2012, the Company effected a consolidation of the issued and outstanding common stock on a one-for-three basis, without decreasing its authorized capital. Accordingly, these financial statements have been retroactively restated to reflect the share consolidation.

On April 13, 2012, 1,666,667 shares with a fair value of $900,000 were issued as payment for the Teak Shield License (Note 4).

On September 28, 2012, the Company issued 350,000 shares at a price of $0.30 per share for cash proceeds of $105,000.

NOTE 6 – NOTES PAYABLE

On November 2, 2011, the Company signed a loan agreement for $20,000. The loan is due on demand, bears interest at 8% annually and is unsecured. As at September 30, 2012, interest of $1,510 was accrued on the loan.

On April 19, 2012, the Company signed a loan agreement for $260,000, repayable in six months from the date of the loan agreement. Subsequent to September 30, 2012, the Company received a six month extension to repay the loan (Note 8). Interest is calculated at 3.5% per month for an effective rate of 51% per annum.  The loan cannot be repaid until interest or a substitute payment of $26,000 has been made.  The loan is secured by the Teak Shield License. As of September 30, 2012, the Company paid $36,706 in interest payments on this loan (Note 4) and interest of $12,553 was accrued on the loan.

Between April 2012 and June 2012, the Company signed loan agreements with an unrelated party for a total of $190,000 CAD ($193,148 USD). The loans are due on demand, bear interest at 6% annually and are unsecured. As at September 30, 2012, interest of $4,037 was accrued on the loan.

On August 30, 2012, the Company received an advance of $10,000 from an unrelated party. The advance does not bear interest, is due on demand and is unsecured.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As part of the license agreement with Teak Shield, the Company is required to pay a perpetual minimum royalty of $100,000 per year until the Company exercises its option to purchase the assets of Teak Shield.

NOTE 8 – SUBSEQUENT EVENTS

On October 17, 2012, the Company received a six month extension of the maturity date of the $260,000 loan from October 19, 2012, to April 19, 2013. All remaining terms and conditions of the Loan Agreement remain unchanged.

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

OVERVIEW

We were incorporated under the laws of the State of Delaware on March 2, 2000, under the original name 411 Place.com Inc.  On February 28, 2001, we changed our name to Artescope, Inc., on July 29, 2002, we changed the name to GlobeTrac Inc. and on July 11, 2012, to Poly Shield Technologies Inc. On July 11, 2012, we also effected a consolidation of our issued and outstanding common stock on a one-for-three basis (the “Reverse Split”), without decreasing our authorized capital.  We currently have an authorized capital of 205,000,000 shares with a par value of $0.001, consisting of 200,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock with 33,745,005 post-reverse-split shares of Common Stock currently issued and outstanding. Our principal executive offices are headquartered in Boca Raton, Florida.

On March 12, 2012, we entered into an agreement to purchase the rights to market the products of Teak Shield Corp. (“Teak Shield”). Teak Shield has a proprietary process for the production of fluoropolymer coatings used to protect surfaces from corrosion, oxidation and ultraviolet degradation.  Markets for these products include the marine industry, aerospace, onshore oil and gas, commercial architecture, general industrial, industrial maintenance, medical, household care, food processing and others. See “License Agreement” below.

In addition to our License Agreement with Teak Shield, we have a royalty agreement (the “Royalty Agreement”) with WebTech Wireless Inc. (“WebTech”), under which we have a royalty right to 6% of gross qualified sales. A qualified sale consists of all of WebTech’s invoiced sales of products or services to a customer that has ordered at least one product or service before November 26, 2004. On September 30, 2012, WebTech closed its UK office and significantly curtailed its European operations. As such, we do not expect to receive any further revenues from the Royalty Agreement.

During the next twelve months, we plan to refine our business and marketing plan for the Teak Shield products and expand our presence in the fluoropolymer coating market.

License Agreement

On March 12, 2012, we entered into an agreement (the “License Agreement”) with Teak Shield and Robert and Marion Diefendorf (Teak Shield, Mr. Diefendorf and Ms. Diefendorf collectively being the “Licensors”) for a worldwide, exclusive license (with the exception of Licensor’s continuing right to sell to the Licensor’s Existing Customers and any customers not generated by us) to sell specialized fluoropolymer materials (the “Shield Products”).

Pursuant to the terms and conditions of the License Agreement, we issued 5,000,000 pre-reverse-split (1,666,667 post-reverse-split) shares of our common stock to the Licensors and agreed to pay a 5% royalty on all sales of the Shield Products with a minimum of $100,000 yearly royalty payment. As part of the agreement, we also paid the Licensors a total of $250,000 for a two year option (the “Teak Shield Option”) to purchase 100% of the Licensors’ ownership and interest in their proprietary rights and assets regarding the Shield Products including all licensed products, manufacturing, patents, intellectual property, technology, contracts, trademarks and goodwill (collectively the “Assets”). A copy of the License Agreement is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 6, 2012.

Recent Corporate Developments

The following corporate developments have occurred since the end of our second fiscal quarter dated June 30, 2012:

Name Change and 1-for-3 Reverse Stock Split

Effective July 11, 2012, we changed our name to Poly Shield Technologies Inc. (the “Name Change”).

Also effective July 11, 2012, we effected a consolidation of our issued and outstanding common stock on a one-for-three basis (the “Reverse Split”), without decreasing our authorized capital.  Accordingly, our issued and outstanding shares were decreased from 100,183,198 shares of common stock to 33,395,005 shares of common stock.

The Name Change and Reverse Split were approved by shareholders owning approximately 53.23% of our issued and outstanding common stock on May 14, 2012.

As a result of the Name Change and the Reverse Split, effective as of August 20, 2012, we changed our ticker symbol to “SHPR”.

Issuance of 350,000 shares of our common stock

On September 28, 2012, we issued 350,000 shares of our common stock at a price of $0.30 per share to one subscriber pursuant to Regulation S of the United States Securities Act, as amended (the “Securities Act”). The subscriber represented that she was not a “U.S. Person” as that term is defined in Regulation S of the Securities Act.

Acamar Loan Extension

On November 2, 2012, we received a letter from Acamar Investments, Inc. (“Acamar”) dated October 17, 2012, certifying that Acamar has agreed to extend the maturity date of the $260,000 loan (the “Loan”) from October 19, 2012, to April 19, 2013. Acamar advanced the Loan to us in accordance with the terms of a loan agreement (the “Loan Agreement”) dated April 19, 2012, between Acamar and us. All remaining terms and conditions of the Loan Agreement remain unchanged.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Percentage Increase /	Nine Months Ended September 30,		Percentage Increase /
	2012	2011	Decrease	2012	2011	Decrease
Royalty income	$(929)	$5,092	(118.0)%	$4,548	$33,332	(86.4)%
Operating expenses:
General and administrative	115,129	24,535	369.2%	258,608	78,442	229.7%
Net loss before other items	(116,058)	(19,443)	496.9%	(254,060)	(45,110)	463.2%
Amortization of license	(71,875)	-	100.0%	(131,770)	-	100.0%
Interest	(32,325)	(922)	3406.0%	(58,820)	(16,470)	257.1%
Gain on extinguishment of debt	-	-	0%	-	49,463	(100.0)%
Royalty fee	(25,000)	-	100.0%	(45,833)	-	100.0%
Net income (loss)	$(245,258)	$(20,365)	(1104.3)%	$(490,483)	$(12,117)	(3947.9)%

Revenues

Our royalty revenue decreased by $28,784 or 86.4% from $33,332 for the nine months ended September 30, 2011, to $4,548 for the nine months ended September 30, 2012. During the three months ended September 30, 2012, our revenue decreased from $5,092 to negative revenue of $929.

All of our revenue was the result of the 6% royalty under the Royalty Agreement with WebTech. The decrease resulted from a decline of WebTech’s European operations followed by the closure of the UK office on September 30, 2012, and from an over accrual of revenue in the first two quarters of the current fiscal year.

Due to WebTech’s closure of its UK office and the significant curtailing of WebTech’s European operations, effective September 30, 2012, we do not expect to earn any further revenues from this royalty agreement. Future revenues are expected to be dependent on generating sales of the Shield Products. However, we do not currently have any sales or revenue history with respect to the Shield Products or the fluoropolymer product industry. As such, there is no assurance that our business efforts in this area will prove to be successful.

Operating Expenses

During the nine months ended September 30, 2012, our operating expenses increased by $180,166 or 229.7% from $78,442 for the nine months ended September 30, 2011, to $258,608 for the nine months ended September 30, 2012.  This increase was primarily caused by increases in professional fees of $59,106, management fees of $22,000 and administration expenses of $45,182. In addition, during the same period we recorded advertising and promotion expenses of $30,691 and travel and entertainment expenses of $10,383.

During the three months ended September 30, 2012, our operating expenses increased by $90,594 or 369.2% from $24,535 for the three months ended September 30, 2011, to $115,129 for the three months ended September 30, 2012.  This increase was primarily caused by increases in professional fees of $28,958, management fees of $9,000 and administration expenses of $26,592. In addition, during the same period we recorded advertising and promotion expenses of $12,223 and travel and entertainment expenses of $6,928.

The increase to our administrative expenses during the three and nine months ended September 30, 2012, was associated with our acquisition of the license to the Shield Products, relocation of our head office, development and maintenance of our website, update of our business plan and the efforts we took to research and implement new marketing strategies for the Shield Products.

The increase in professional fees related primarily to the acquisition of our license rights to the Shield Products and the resultant change in our business focus and the completion of the Name Change and Reverse Split.

Other Items

We recorded amortization of our license and option rights under the License Agreement of $131,770, accrual of royalty fee payable to Teak Shield of $45,833 and interest expenses of 58,820 during the nine months ended September 30, 2012. During the three months ended September 30, 2012, we recorded amortization of our license and option rights under the License Agreement of $71,875, accrual of royalty fee payable to Teak Shield of $25,000 and interest expenses of $32,325.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At September 30, 2012	At December 31, 2011	Percentage Increase / Decrease
Current Assets	$111,294	$5,706	1850%
Current Liabilities	(796,807)	(187,506)	325%
Working Capital Deficit	$(685,513)	$(181,800)	277%

As of September 30, 2012, we had a cash balance of $100,617, a working capital deficit of $685,513 and negative cash flows from operations of $245,237 for the nine months then ended. During the nine months ended September 30, 2012, we primarily funded our operations with $490,147 in loans and advances received this year and $105,000 received from the sale of shares of our common stock.

Cash Flows

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Cash Flows Used in Operating Activities	$(245,237)	$(5,248)
Cash Flows Used in Investing Activities	(250,000)	-
Cash Flows Provided by Financing Activities	595,147	-
Net Increase (Decrease) in Cash During Period	$99,910	$(5,248)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2012, was $245,237. This cash was primarily used to cover our net loss of $490,483 and increase prepaid expenses by $10,051. These uses of cash were offset by increases in accounts payable of $48,116, accrued liabilities of $41,995, amounts do to related parties of $6,873, and accrued interest of $22,170; decrease in accounts receivable of $4,373 also contributed to offsetting the cash used in our operating activities. During the same period we recorded a non-cash item of $131,770 for amortization of the license and option to purchase.

Net cash used in operating activities during the nine months ended September 30, 2011, was $5,248. This cash was primarily used to cover our net loss of $12,117 and to decrease our accounts payable by $50,408.  These uses were offset primarily by an increase in accrued liabilities and amounts due to related parties of $5,989 and $35,056, respectively. During this period we recorded $12,033 in the non-cash transactions of shares issued for accrued interest and gain on currency exchange.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2012, we invested $250,000 in a two year option to purchase 100% of the Licensors’ ownership and interest in its proprietary rights and assets (the “Teak Shield Option”) including all licensed products, manufacturing, patents, intellectual property, technology, contracts, trademarks and goodwill. To exercise the Teak Shield Option we must pay an additional $2,750,000.

We did not have any investing activities during the nine months ended September 30, 2011.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2012, we received $463,147 and $12,000 in loans from unrelated and related parties, respectively. In addition, we recorded $15,000 in advances received from related parties.

On September 28, 2012, we issued 350,000 shares of our common stock at a price of $0.30 per share for total proceeds of $105,000 to one subscriber pursuant to Regulation S of the Securities Act of 1933, as amended (the “Act”). The subscriber represented that she was not a “U.S. Person” as that term is defined in Regulation S of the Act.

We did not have any financing activities during the nine months ended September 30, 2011.

Going Concern

The notes to our financial statements for the nine months ended September 30, 2012, disclose our uncertain ability to continue as a going concern.  We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to current customers and qualified potential customers in Europe. We do not expect to receive future royalties from this agreement since WebTech has closed its UK office and significantly curtailed its European operations.  We have accumulated a deficit of $2,007,696 since inception and additional financing will be required to fund and support our operations. We plan to create net income and positive cash flow in future years by selling the Shield Products in a number of markets as well as controlling our operating expenses.  However, there is no assurance that we will be able to obtain additional financing, control our operating expenses or receive sufficient revenue from our new business.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At September 30, 2012, and December 31, 2011, our allowance for doubtful accounts was $0.

At September 30, 2012, accounts receivable consisted of royalty revenue for the months of May through September 2012. As of the date of the filing, we have not received payment of the recorded royalty.

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

Fair Value of Financial Instruments

Our financial instruments include cash, accounts receivable, accounts payable and accrued liabilities. We believe the fair value of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

At September 30, 2012, we had approximately $100,617 in cash on deposit with a large chartered Canadian bank; $94,368 of this cash was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  We continually monitor the financial condition of our customer to reduce the risk of loss. We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At September 30, 2012, we had $626 in royalties receivable from this source.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

Item 4.           CONTROLS AND PROCEDURES.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2012. Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the third quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a lack of operating history in the fluoropolymer industry and there is no assurance that our business efforts in this field will be successful.

With our entry into the License Agreement with Teak Shield, we are adding to our business. Although our Board of Directors and Executive Officers have extensive business experience, they do not have experience in the fluoropolymer industry. Many of our competitors will have greater experience and/or greater financial resources than we do at this time. We intend to hire sales and consulting teams with experience in the flouropolymer industry. However, there is no assurance that our business efforts in the flouropolymer industry will prove successful.

Demand for and supply of our products and services may be adversely affected by several factors, some of which we cannot predict or control, that could adversely affect our financial position, results of operations or cash flows.

The demand for our products and services could be affected by several factors, including:

•	economic downturns in the markets in which we sell our products;
•	competition from other polymer and non-polymer based products;
•	changes in customer preferences;
•	product obsolescence or technological changes that render our products less desirable to use or more expensive to produce;
•	changes in environmental regulations that may make our products illegal to sell in their present form;
•	inability of our supplier to obtain raw materials used in production due to factors such as work stoppages, shortages or supplier plant shutdowns; and
•	inability to supply products due to factors such as work stoppages, plant shutdowns or regulatory changes and exogenous factors, like severe weather.

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

The production of our products is subject to extensive environmental, health and safety laws and regulations at the national, state and local governmental levels. The nature of our business exposes our supplier to compliance costs and risks of liability under these laws and regulations due to the production, storage, transportation, recycling or disposal and/or sale of materials that can cause contamination and other harm to the environment or personal injury if they are released. Environmental compliance requirements on our suppliers may significantly increase our operating costs, which could adversely affect our financial position, results of operations or cash flows.

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

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

•	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

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

Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All unregistered equity sales during the nine months ended September 30, 2012, have been previously disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Item 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.           MINE SAFETY DISCLOSURES

None.

Item 5.           OTHER INFORMATION.

None.

Item 6.           EXHIBITS.

All Exhibits required to be filed with this Quarterly Report on Form 10-Q are included in this Quarterly Report or incorporated by reference to our previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-33309 and 333-66590.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.3	Certificate of Amendment to Certificate of Incorporation – Name Change to Poly Shield Technologies Inc.(10)
3.4	Bylaws.(1)
10.1	Master Distributorship Agreement dated June 19, 2002, among the Company, WebTech Wireless International, WebTech Wireless Inc. and Global Axxess Corporation Limited.(3)
10.2	Loan Agreement dated November 27, 2002 between the Company and David Patriquin.(2)
10.3	Amendment Letter Agreement dated June 4, 2003, between the Company and WebTech Wireless International Inc.(4)
10.4	Letter Agreement dated November 26, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(5)
10.5	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(6)
10.6	Letter Agreement dated June 9, 2011, among the Company, Angelo Scola, and Thermoforte Green, LLC.(7)
10.7	Letter Agreement dated September 26, 2011, among the Company, David Bernard, and Michael Avatar .(8)
10.8	Technology License Agreement with Option to Purchase dated March 12, 2012, between the Company, Teak Shield Corp., and Robert and Marion Diefendorf. (9)
10.8	Loan Agreement dated April 19, 2012, between GlobeTrac Inc. and Acamar Investments Inc.(9)
10.8	Acamar Promissory Note dated April 19, 2012, given the Company in favor of Acamar Investments, Inc.(9)
10.8	Security Agreement dated April 19, 2012, granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(9)
10.9	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(10)
10.10	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(10)
10.11	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(10)
10.12	Extension letter dated October 17, 2012, from Acamar Investments, Inc. (11)
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed as an exhibit to our Registration statement on Form SB-2 filed on August 2, 2001.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on April 15, 2003.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on April 7, 2004.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2004.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on November 14, 2005.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on June 10, 2011.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on September 30, 2011.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2012.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on July 13, 2012.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on November 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLY SHIELD TECHNOLOGIES INC.

Dated:	November 9, 2012	By:	/s/ MITCHELL R. MILLER
MITCHELL R. MILLER
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	November 9, 2012	By:	/s/ JOHN DA COSTA
JOHN DA COSTA
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)