Form 10-K
period 2012-12-31
Poly Shield Technologies Inc.
filed 2013-03-29
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-33309
POLY SHIELD TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	33-0953557 (I.R.S. Employer Identification No.)
428 Plaza Real, Suite 419 Boca Raton, Florida (Address of principal executive offices)	33432 (Zip Code)

Registrant’s telephone number, including area code: 1-800-648-4287
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	N/A
Securities registered pursuant to Section 12(g) of the Act:
common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ ] Yes [X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ] Yes [X ] No

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
[X] Yes [ ] No

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
[ ] Yes [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,842,893 as of June 30, 2012.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 26, 2013
common stock - $0.001 par value	187,845,005

i

FORWARD LOOKING STATEMENTS

Unless the context otherwise requires, all references in this report to “Poly Shield,” “the Company,” “we,” “us,” or “our” are to Poly Shield Technologies Inc. and its subsidiary Ecolutions, Inc.

The information in this annual report contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding Poly Shield’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Poly Shield files with the Securities and Exchange Commission.

The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2012, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-K and Poly Shield disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Poly Shield may, from time to time, make oral forward-looking statements. Poly Shield strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Poly Shield’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Poly Shield to materially differ from those in the oral forward-looking statements. Poly Shield disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

Poly Shield was incorporated under the laws of the State of Delaware on March 2, 2000, under the original name “411 Place.com Inc”. On February 28, 2001, the Company changed its name to “Artescope, Inc.” On July 29, 2002, the Company changed its name to “GlobeTrac Inc.” and on July 11, 2012, to "Poly Shield Technologies Inc."

On July 11, 2012, the Company effected a consolidation of the issued and outstanding common stock on a one-for-three basis (the “Reverse Split”), without decreasing the authorized capital. Upon completion of the Reverse Split,  Poly Shield had an authorized capital of 205,000,000 shares with a par value of $0.001, consisting of 200,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock with 33,394,441 shares of Common Stock issued and outstanding.

From 2002 until 2004, Poly Shield sold, marketed, distributed and installed global wireless tracking and telematics equipment in Europe under a distribution agreement with WebTech Wireless Inc. (“WebTech”).  In 2004 Poly Shield exchanged its distribution rights with Web Tech, together with other specific assets and liabilities for a 6% royalty on gross sales made by WebTech to qualified potential customers of Poly Shield. Pursuant to the agreement, the royalties have no cap and are payable for 11 years beginning November 1, 2004.  From 2004 until 2012, Poly Shield’s primary business consisted of maintaining and monitoring its royalty rights with WebTech, and collecting and increasing (through the development of qualified potential customers) revenue from the royalty with WebTech.  In addition, during this time Poly Shield actively sought out additional business opportunities.

Acquisition of Rights to Teak Shield Fluoropolymer Products

On March 12, 2012, we entered into a license agreement with an option to purchase (the “Teak Shield Agreement”) with Teak Shield Corp. (“Teak Shield”) and its owners, Robert and Marion Diefendorf (Teak Shield and the Diefendorfs collectively being the “Teak Shield Licensors”). Pursuant to the terms and conditions of the Teak Shield Agreement, we acquired a worldwide license to market and sell Teak Shield’s specialized fluoropolymer products (the “Fluoropolymer Products”).  A description of the Teak Shield License is provided below.

Appointment of Rasmus Norling and Acquisition of Bio Scrubber and Exhaust Scrubber Rights

On December 6, 2012, we entered into an employment agreement (the “Norling Agreement”) dated December 1, 2012, with Rasmus Norling, pursuant to which we agreed to appoint Mr. Norling as our Chief Executive Officer, contingent upon Mr. Norling delivering to us minimum rights (the “Minimum Technology Rights”) to the Bio Scrubber and the Exhaust Scrubber emission abatement technologies described below.  A detailed description of the consideration payable to Mr. Norling under the terms of the Norling Agreement is provided under Item 11 of this Form 10-K regarding Executive Compensation.

On January 12, 2013, Mr. Norling assigned to us US and European patent applications for the Bio Scrubber, a system designed to remove alkali metals from fuel in order to protect gas turbine engines from high temperature corrosion. No additional consideration was paid to Mr. Norling for the assignment of these patent applications.

On January 31, 2013, we purchased all of the issued and outstanding shares in the capital of Ecolutions, Inc. (the “Ecolutions”), a company wholly owned by Mr. Norling.  To acquire Ecolutions, we paid Mr. Norling $53,000 through the issuance of 100,000 shares of our common stock.  As a result of acquiring Ecolutions, we also acquired all of Ecolution's rights under a Collaboration Agreement, Master Distributor Agreement, and License Agreement (collectively, the “GTM Contracts”) between Ecolutions and Green Tech Marine AS, a Norwegian corporation (“Green Tech Marine”), for the Exhaust Scrubber, a proprietary exhaust gas scrubber technology developed by Green Tech Marine.

As a result of the acquisition of Ecolutions (including its rights under the GTM Contracts) and the prior assignment of the Bio Scrubber patent applications, on February 5, 2013, we agreed that Mr. Norling had satisfied his obligation to deliver the Minimum Technology Rights and the Norling Agreement became effective.  As a result, on February 6, 2013, we appointed Mr. Norling as our Chief Executive Officer and President, and also appointed Mr. Norling to our Board of Directors.  Mitchell R. Miller, our previous Chief Executive Officer and President, resigned from those positions voluntarily, and remains a member of our Board of Directors.

Under the terms of the Norling Agreement, upon his appointment as our Chief Executive Officer and President, we  issued to Mr. Norling 154,000,000 shares of our common stock (the “Custodial Stock”).  The Custodial Stock is being held by Poly Shield and may not be sold, transferred, pledged or assigned, and is subject to forfeiture, pending Mr. Norling satisfying certain performance incentives.  However, pending forfeiture or release of the Custodial Stock, Mr. Norling is entitled to all other rights and privileges as a shareholder, including the right to vote the Custodial Stock.  As a result, upon the issuance of the Custodial Stock to Mr. Norling, he had voting power over 82% of our outstanding common stock, resulting in a change in control of Poly Shield.  A detailed description of the terms of release or forfeiture of the Custodial Stock is provided under Item 11 of this Form 10-K regarding Executive Compensation.

Neither Poly Shield nor its subsidiary, Ecolutions, have been involved in any bankruptcy, receivership or similar proceedings. Except as described above, there have been no material reclassifications, mergers, consolidations, purchases or sales of a significant amount of assets not in the ordinary course of Poly Shield’s business during the past three fiscal years.

BUSINESS OF POLY SHIELD

As a result of acquiring rights to the Teak Shield fluoropolymer products, the Bio Scrubber technology and the Exhaust Scrubber, we have shifted our efforts into marketing of cost effective, energy efficient and durability solutions in various industries worldwide. Our main efforts are directed toward marketing the Exhaust Scrubbers to various divisions of the marine industry, such as cruise, cargo, tanker and navy ships. The fluoropolymer (Teak Shield) products complement our Exhaust and Bio Scrubbers, as one of the main usages for these products is also in marine industry.

Exhaust Scrubber Overview

Under the terms of our Collaboration, Master Distributorship and License Agreements with Green Tech Marine, we act as the exclusive distributor for the Exhaust Scrubber in North America (the United States, Canada and Mexico) and Singapore, and a non-exclusive distributor for the Exhaust Scrubber for the rest of the world.

The main purpose of the Exhaust Scrubber is to remove sulfur oxides and other particulate matter from exhaust gas produced by ships during normal operations to comply with current and upcoming International Maritime Organization (“IMO”) emissions regulations.  Under the regulations, instead of using low-sulfur fuel to limit sulfur oxide emissions, a ship can use an alternative means of achieving the same level of sulfur oxide emissions, as long as this alternative means is certified as compliant by the ship’s flag state.  Our Exhaust Scrubber is the only exhaust gas treatment system in the world that is certified as compliant for large gas turbine engines. Thus, ships can continue to use cheaper heavy fuel oil instead of higher-priced low-sulfur fuel and be in compliance with IMO regulations.  Our Exhaust Scrubber can be easily installed on any ship and it replaces a ship’s exhaust silencer without any need for structural modifications.

Additional benefits of this system are:

•	Runs only on seawater
•	With addition of magnesium can be used to remove nitrogen oxides
•	Can be operated in the open and closed loop
•	Small environmental footprint
•	Low weight minimizes any possible changes in stability of a ship
•	Energy efficient

A market for emission abatement technologies in the marine industry has emerged due to the introduction of more stringent regulations proposed by IMO in 2008, which came in force on July 1, 2010. These regulations govern sulfur and nitrogen emission levels in Emissions Control Areas (“ECA”). Currently there are two ECA’s in effect: a European ECA and a North-American ECA.   In each ECA, sulfur limits in fuel are now limited to 1.0% by mass and will drop to 0.1% by mass on January 1, 2015.

With these regulations in place, there are three different compliance options:

•	Switch to low-sulfur fuel: results in significantly increased operation costs due to the high cost of low-sulfur fuel;
•
Convert engines to run on liquefied natural gas: hampered by the lack of currently available infrastructure of delivering this type of fuel as well as high costs of building the ships that run on this type of fuel;

•	Install exhaust gas scrubbers: allows the use of regular heavy fuel oil keeping down operating costs.

The majority of the exhaust scrubbers currently available on the market are cost ineffective due to the amount of space they require on the ship. Caustic Soda (“NaOH”), which is used in these exhaust scrubbers to control Ph and to neutralize Sulfur Oxide, adds significant cost as well as risk factors to the operations of those types of scrubbers.  Additional risks result from the weight of these technologies affecting stability of a ship. Currently no other exhaust scrubber on the market has been certified as compliant, as required by Marine Environment Protection Committee, Resolution MEPC 184 (59) Annex 9.

Bio Scrubber Overview

The Bio Scrubber is a patent pending system designed to significantly reduce the maintenance cost and premature failure of gas turbine engines by removing alkali metals that are usually present in fuel.

Salt, calcium and other alkali metal substances in the fuel stock result in the high temperature corrosion and premature failure in gas turbine engine components. During combustion in the gas turbine, sodium from the fuel creates high temperature corrosion of the hot-section components of the gas turbine, such as nozzle, guide vanes and rotor blades, resulting in accelerated oxidation. In some cases this accelerated oxidation can reduce the operational life of a gas turbine by more than 50%.

By removing alkali metals from the fuel, the Bio Scrubber not only prolongs life of the gas turbine engines, it also significantly reduces operating and maintenance costs.

We acquired our patent application rights to the Bio Scrubber technology directly from our Chief Executive Officer and President, Rasmus Norling.

Fluoropolymer Products Overview

Under the terms of our license agreement (the “Teak Shield Agreement”) with Teak Shield Corp. and its owners, Robert and Marion Diefendorf (Teak Shield and the Diefendorfs collectively being the “Teak Shield Licensors”), we act as a worldwide distributor of the fluoropolymer coatings developed by Teak Shield.

Fluoropolymers are polymer materials containing fluorine atoms in their chemical structure. The unique electronic structure of the fluorine atom gives our coatings such excellent properties as outstanding chemical resistance, weather stability, low surface energy and extreme flexibility.

In addition, the fluoropolymers have the following properties:

• Chemically inert
• Non-wetting
• Low coefficient of friction
• Low dielectric constant
• Nontoxic
• Non-stick
• Highly fire resistant
• High temperature ratings

This unrivalled combination of properties frequently makes fluoropolymers the product of choice to protect metals and other plastics where extraordinary purity is required or where long-term reliability and very long service life is required for both cost and safety reasons. For example, flouropolymer insulated wire reduces weight in airplane wiring and extends durability and reliability. High span bridges are frequently painted with flouropolymer-based paints with a service life of up to 30 years. Fluoropolymers are frequently a critical part of new technology in medicine, environmental conservation, energy solutions, space exploration and civilian and military safety.

History of the Teak Shield Fluoropolymer Technology

Robert Diefendorf, one of the Licensors, developed a new type of protective coating, a space age fluoropolymer designed to last 20-30 years. The original product was developed to protect teak surfaces on private pleasure sailboats. The product would negate the requirement to re-oil the teak every 60-90 days. Mr. Diefendorf then founded Teak Shield to market this product.

After testing various resins, Mr. Diefendorf found one that would protect teak surfaces without damaging the aesthetics of the wood. Two years later he had developed a teak coating that would last for years. After successfully selling the Teak Shield product to the Marine Industry for about eight years he moved onto other areas. He then developed a coating to preserve brass, copper, stainless steel, silver and many other metals from tarnish, rust or corrosion. Coatings are now produced for all types of substrates, including concrete and fiberglass.

Key Product Markets

Marine Industry

We mainly market the Exhaust Scrubber and Bio Scrubber to the marine industry, although the Exhaust Scrubber also has land-based applications. Due to the relatively small size and light weight of the Exhaust Scrubber, the technology can be installed on almost any type of vessel and can be customized to fit any size engine.  Our Exhaust Scrubbers and Bio Scrubbers can be installed on a ship at any time during the normal operation, not requiring any expensive dry dock time.

There are approximately 65,000 ships worldwide, including bulk carriers, tankers, container ships, cargo ships and passenger/cruise ships.   Of this worldwide fleet, approximately 21,000 ships operate in ECA waters on regular basis and 14,000 ships on a daily basis. Ernst & Young expects that by 2015, at a minimum, approximately 2.5% of ships that operate in ECA waters will chose to install some type of exhaust scrubber, instead of switching to an alternative fuel.  With extended emissions standards coming into effect in 2020, it is expected that the scrubber market will encompass all ships spending extensive time outside international waters as currently it is the most cost-effective solution to complying with the regulations.

Our fluoropolymer products can also be effectively used in the marine industry. The coatings systems can be applied to ships and structures in both sea and fresh water environments. They serve the dual mandate of protecting against the destructive nature of harsh nautical environments and improve the ships eye appeal.

Additional Markets for Poly Shield Products

Aerospace

The aircraft coatings industry in the United States is highly consolidated with four key suppliers-AkzoNobel, PPG, Deft and Sherwin-Williams Aerospace. The market was valued at roughly $140 million in 2008 according to Chemark Consulting. The market is dominated by the commercial aircraft segment, which accounted for 73 percent of the market. The military and general aviation segments accounted for 22 percent and 5 percent respectively. A large part of the coatings procurement for aircraft is in the structural coatings area. It is estimated that there are up to five times the amount of coating used on the structure of an aircraft as to the exterior livery of the aircraft.

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

Anti-Microbial Market

According to Global Industry Analysts, Inc. (GIA) the US market for anti-microbial coatings is forecast to reach $1.2 billion by the year 2017. Growth in the market is mainly driven by growing demand for improved health, sanitation and hygiene, particularly in major end-use markets including medical, household care and food processing. Application of anti-microbial coatings is mushrooming in a host of industries ranging from healthcare to industrial and consumer markets. The majority of these coatings are, however, used in the healthcare and indoor air quality markets. This is mainly due to the product’s efficacy in combating bacteria, mold, mildew and other infection causing pathogens.

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

Competition for Exhaust and Bio Scrubbers

Since the market for the emission abatement technologies, such us our Exhaust Scrubber, is still in the early growing stage, there are only few competitors who provide similar technologies. Our main competitors in this industry are   Ecospec, Wärtsilä, Alfa Laval and Dupont. None of these competitors has yet received a full approval (EPA, USCG, MEPC) for operation on commercial vessels and therefore cannot be considered proven. They are also limited to operating with caustic soda or in the open loop, increasing operating costs and risks due to the nature and sensitivity of the chemicals.

The competitors for the Bio Scrubber, such as Westfalia and Alfa Laval, have shown to be less efficient since the solutions they offer use more energy and water, compared to our Bio Scrubber.

Competition for Fluoropolymer Products

The end-markets and distribution of fluoropolymer products are highly competitive. Speed, service, reputation, unique product quality, brand recognition, delivery, and price are the principal factors affecting competition. The distribution market is also highly fragmented and we face competition against large global businesses, national distributors, and local suppliers focusing on niche markets. Many of our competitors will be more established and/or have greater financial resources than we currently do. Nevertheless, we believe that our strategy to focus on providing environmentally friendly coating and cleaners at competitive prices to more dangerous products will capture a significant market share of the growing flouropolymer industry.

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

Methods of Distribution

We are currently assembling several sales teams to sell our products directly to customers. We plan to have our sales teams initially work in North American and South East Asian markets of the marine and the oil and gas industries.

We are planning to use third party suppliers for production, as well as installation of both, Exhaust and Bio Scrubbers. Currently we are in the process of securing contracts with potential suppliers. To ensure the high standards of installation and customer satisfaction, Mr. Norling will provide training on the proper handling and installation procedures.

Since our fluoropolymer products do not require any special handling, Teak Shield will ship the product directly to the customer once we complete the sale.

Patent Rights, License Agreements and Royalty Rights

GTM Contracts

Our rights to the Exhaust Scrubber technology are governed by Collaboration, Master Distributor and License Agreements with Green Tech Marine, AS, a Norwegian corporation (“Green Tech Marine”).  We acquired our rights under these agreements through our acquisition of Ecolutions.

Distribution Rights

Under the terms of our Collaboration Agreement and Master Distributor Agreement with Green Tech Marine we have been granted exclusive distribution rights for the Exhaust Scrubber for all of North America (the United States, Canada and Mexico) and Singapore.  In addition, we have non-exclusive distribution rights for the rest of the world (excluding any existing Green Tech Marine customers and customers not generated by us). Under the terms of the Master Distributor Agreement, Green Tech Marine will manufacture and sell the Exhaust Scrubber to us until we have the capability to manufacture the Exhaust Scrubber on our own.  If we become capable of manufacturing the Exhaust Scrubber on our own (the “Manufacturing Readiness Date”), of which there is no assurance, the Master Distributor Agreement will terminate and our relationship with Green Tech Marine and our rights to the Exhaust Scrubber and the related technologies will be governed by the Collaboration Agreement and the License Agreement.  Subject to certain early termination rights for non-compliance, our distribution rights to the Exhaust Scrubber extend for a term ending on the earlier of:

(a)	November 15, 2022; and

(b)	The date that is 3 months after the Manufacturing Readiness Date.

License Rights

In addition to the distribution rights set out in the Collaboration Agreement and the Master Distributor Agreement, Green Tech Marine has provided us with an exclusive license to manufacture, sell and distribute the Exhaust Scrubber and the related technologies in North America and Singapore, and non-exclusive rights to the rest of the world (excluding any existing Green Tech Marine customers and customers not generated by us.) Our license rights extend to November 15, 2022, subject to certain early termination rights for non-compliance.  The License Agreement with Green Tech Marine will automatically renew for successive 10 year periods at no additional cost, unless either party gives written notice of termination at least 90 days prior to the then current term.  We are not required to pay any consideration to Green Tech Marine to maintain our license rights.

Teak Shield License Agreement

Under the terms of the Teak Shield License, we have a worldwide license to sell fluoropolymer coatings based on Teak Shield’s proprietary formulas (the “Shield Products”).  Unless we exercise the Teak Shield Option (described below), Teak Shield may continue to sell Shield Products to its existing customers and customers not generated by us.  To acquire our license rights under the Teak Shield Agreement, we issued to the Teak Shield Licensors 1,666,667 post-reverse split shares of our common stock.  In addition, we agreed to pay Teak Shield a royalty equal to $100,000 per year.

In addition to our license rights, we also paid to the Teak Shield Licensors $250,000 for the right to purchase all of their rights and interests in the Teak Shield fluoropolymer products and formulas (the “Teak Shield Option”) during the term of the Teak Shield Agreement.  To exercise the Teak Shield Option, we must pay to the Teak Shield Licensors an additional $2,750,000.  In addition, if we exercise the Teak Shield Option, of which there is no assurance, the Teak Shield Licensors will be entitled to a perpetual 5% royalty on Teak Shield fluoropolymer products sold by us, with a minimum $100,000 yearly royalty payment.

Teak Shield will provide manufacturing of the Shield Products.  In the event that we generate sales volumes greater than Teak Shield’s manufacturing capacity, we will be allowed to seek additional manufacturing for the Shield Products with a polymer manufacturer acceptable to both us and the Teak Shield Licensors.

The Teak Shield Agreement extends for an initial term of two years, beginning March 12, 2012, and extends automatically for successive two year terms unless either party provides written notice of termination at least one month prior to the end of the current term.

Patent Applications for the Bio Scrubber

The Bio Scrubber technology is covered by US and European patent applications filed by Mr. Norling and was assigned to us in January 2013 for no additional consideration under the terms of his employment agreement with us.

WebTech Royalty Agreement

We currently have a royalty agreement with WebTech Wireless Inc. (“WebTech”) pursuant to which we are entitled to a 6% royalty on gross sales made by WebTech to qualified potential customers related to our former wireless tracking and telematics equipment business.  Under the terms of the WebTech royalty agreement, the royalties have no cap and are payable for 11 years, expiring November 1, 2015.  In September 2012, we received a notice that WebTech was shutting down its UK administrative office and curtailing some of their European operations.  However, since distribution and sales to WebTech’s European customers have not been discontinued, we expect to continue receiving the royalty revenue pursuant to this agreement.  However, due to uncertainties resulting from WebTech’s changes in operations, and resulting uncertainties relating to future collectability of this royalty, we cannot accurately predict future revenue from the royalty agreement, and historical royalty amounts may not be indicative of future royalties.

Expenditures on Research and Development During the Last Two Fiscal Years

We have not spent any funds on research and development activities in the last two fiscal years and currently are not conducting any research and development activities.

Number of Total Employees and Number of Full Time Employees

As of February 5, 2013, Poly Shield has one employee, Rasmus Norling, who is also CEO and President of the Company.  A description of the compensation paid to Mr. Norling under the terms of his employment agreement is included under Item 11 of this Form 10-K.

In addition to services of Mr. Norling, management expects to continue to outsource consulting, legal and accounting services to third parties, as well as use services of outside manufacturers and installers for marketing and distribution of our Exhaust and Bio Scrubbers. The management believes that the use of third party services is most cost-effective for the current level of operations; however, once the need for additional full-time employees becomes evident, it will be addressed promptly.

ITEM 1A. RISK FACTORS.

The following are certain risk factors that could affect our business, financial position, results of operations or cash flows. These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. The following discussion is not an all-inclusive listing of risks, although we believe these are the more material risks that we face. If any of the following occur, our business, financial position, results of operations or cash flows could be negatively affected. We caution the reader to keep these risk factors in mind and refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this Annual Report.

We cannot guarantee that we will continue receiving royalty revenue from our agreement with WebTech Wireless (“WebTech”).

From November 2004 through fiscal 2012, our sole source of revenue was from royalties received from WebTech on the sale of global wireless tracking and telematics equipment from qualified customers. In 2012, WebTech closed their UK office and curtailed some of their European operations. Even though WebTech continues its sales in Europe through its head office based in Canada,  we cannot accurately predict future revenue from our royalty agreement due to uncertainties resulting form the WebTech’s changes in operations.

We have not yet earned any revenues from the sale of products or services related to the Exhaust Scrubber, the Bio Scrubber or the fluoropolymer products.

Our current principal business focus is on the sale of products and services related to the Exhaust Scrubber, the Bio Scrubber and the Teak Shield fluoropolymer products.  However, our efforts in these areas are in the development stage and we have not yet earned revenues related to these business efforts, and there is no assurance that we will be able to earn revenues from these businesses in the future.

We have only one supplier for our Exhaust Scrubbers.

Our Exhaust Scrubber is manufactured by Green Tech Marine AS (“Green Tech Marine”) and Green Tech Marine is currently our sole supplier. Until we reach Manufacturing Capability under the GTM Contracts, of which there is no assurance, we will be wholly restricted to the manufacturing capacity of our sole supplier.

Flag Ship Approval under Regulation 4 of Marpol Annex VI is made on a ship by ship basis.

The approval of the scrubber installation is made on a ship by ship basis and it is very hard to receive a Type Approval for the system prior to the installation. While our Exhaust Scrubber is the only scrubber to have received Type Approval for large gas turbine engines, we cannot guarantee that it will receive Type Approval on future installations.  Failure to receive Type Approval on future installations could have a significant material impact on the financial results of our Company.

We have only one supplier that has approval to use the formula to produce our fluoropolymer products.

The formula used to produce our fluoropolymer products is controlled by the Teak Shield Licensors and our sole supplier of our Teak Shield products is a manufacturing company owned by the Teak Shield Licensors. Since we do not own the formula, we cannot produce the products on our own. Unless we exercise the Teak Shield Option to purchase all of the Teak Shield Licensors’ proprietary rights to the Shield Products, of which there is no assurance, we will be restricted to the manufacturing capacity of our sole supplier.

We have a lack of operating history in the fluoropolymer and the scrubber industries and there is no assurance that our business efforts in these fields will be successful.

With our entry into the Teak Shield License Agreement, GTM Contracts, and acquisition of patent application rights to the Bio Scrubber technology we have added to our business. Although our Board of Directors and Executive Officers have extensive business experience, they do not have experience in the fluoropolymer industry, and aside from our Chief Executive Officer, limited experience in the scrubber industry. Some of our competitors may have greater experience and/or greater financial resources than we do at this time. We intend to hire experienced sales and consulting teams to market our products.  However, we have no history of earning revenue in the fluoropolymer, as well as the Exhaust and the Bio Scrubber businesses, and there is no assurance that our business efforts in these industries will prove successful.

Inability to protect and enforce our intellectual property rights could adversely affect our financial results.

Intellectual property rights, including patents, trade secrets, confidential information, trademarks, tradenames and other forms of trade dress, are important to our business. We endeavor to protect our intellectual property rights in jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported. However, we may be unable to obtain protection for our intellectual property in key jurisdictions. We have designed and implemented internal controls to restrict access to and distribution of our intellectual property. Despite these precautions, our intellectual property is vulnerable to unauthorized access through employee error or actions, theft and cybersecurity incidents, and other security breaches.

Demand for and supply of our products and services may be adversely affected by several factors, some of which we cannot predict or control, that could adversely affect our financial position, results of operations or cash flows.

The demand for our products and services could be affected by several factors, including:
•	economic downturns in the markets in which we sell our products;
•	competition from other products;
•	changes in customer preferences;
•	product obsolescence or technological changes that render our products less desirable to use or more expensive to produce;
•	changes in environmental regulations that may make our products illegal to sell and distribute in their present form;
•	inability of our supplier to obtain materials used in production due to factors such as work stoppages, shortages or supplier plant shutdowns; and
•	inability to supply products due to factors such as work stoppages, plant shutdowns or regulatory changes and exogenous factors, like severe weather.

If any of these events occur, the demand for and supply of our products and services could suffer, which could have a material adverse affect on our financial position, results of operations and cash flows.

Changes in government policies, regulations and laws could adversely affect our financial results.

We expect the majority of our future revenue to come from sales of our Exhaust Scrubber, which is heavily dependent on current and future IMO Regulations being enforced by international signatories to MARPOL Annex VI.  While currently, the United States, Canada and the E.U. have ECA’s in place, and sulfur oxide limit restrictions in these ECA’s are expected to drop, there can be no assurance that this will happen.  A change in the current and upcoming IMO regulations could have a significant material impact on our financial results.

Unforeseen complications during the installation of the Exhaust and Bio Scrubbers can potentially halt ships operation, which could adversely affect our sales, results of operations or cash flows, as well as increase potential for lawsuits filed against us.

Our Exhaust and Bio Scrubbers can be installed on a ship without disruption to the ship’s operations. However, if the planning and/or execution of the installation process have flaws, we can face a situation where the ship’s operation has to be halted in order to complete installation. Depending on the type of the ship and its machinery, this risk can be mitigated by scheduling the operation of a different engine. However, if the alternative engine is not available, we will have no choice but to stop the operation of the ship.

Manufacturing of our polymer products are contracted out and they are subject to hazards and other risks associated with polymer production and the related storage and transportation of raw materials, products and wastes.

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

Extensive environmental, health and safety laws and regulations impact the production of our fluoropolymer products and compliance with these regulations could adversely affect the cost of purchasing the product from our supplier.

The production of our fluoropolymer products is subject to extensive environmental, health and safety laws and regulations at the national, state and local governmental levels. The nature of our business exposes our supplier of fluoropolymer products to compliance costs and risks of liability under these laws and regulations due to the production, storage, transportation, recycling or disposal and/or sale of materials that can cause contamination and other harm to the environment or personal injury if they are released. Environmental compliance requirements on our suppliers may significantly increase our operating costs, which could adversely affect our financial position, results of operations or cash flows.

We face competition from other fluoropolymer and chemical companies, which could adversely affect our sales, results of operations or cash flows.

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

We face competition from other companies who manufacture and install exhaust scrubbers or other emission abatement solutions, which could adversely affect our sales, results of operations or cash flows.

At the moment, none of our main competitors for the Exhaust Scrubber has received a full approval (EPA, USCG, MEPC) for operation on commercial vessels. The scrubbers used by these competitors are limited to operating with caustic soda or in the open loop, which increases operating costs and risks due to the nature and sensitivity of the chemicals. However, should these companies get the full approval or develop and introduce more enhanced technolgies, we could face a decline in the market share for our Exhaust Scrubbers.

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

Our Chief Executive Officer and President holds approximately 82% of our common stock and will be able to exert considerable influence over our actions.

Mr. Rasmus Norling owns approximately 82% of the outstanding shares of our common stock. As the Chief Executive Officer, President and a significant stockholder, he has the power to exert considerable influence over our actions and the outcome of matters on which our stockholders are entitled to vote including the election of directors and other significant corporate actions. The interests of Mr. Norling may be different from the interests of our shareholders.

The loss of key members of our senior management team could disrupt the management of our business.

We believe that our success depends on the continued contributions of the members of our senior management team, including Mr. Rasmus Norling, our Chief Executive Officer, President and principal stockholder. The loss of the services of Mr. Norling could impair our ability to identify and secure new customer contracts, to maintain good customer relationships and to otherwise manage our business, which could have a material adverse effect on our financial performance and our ability to compete.

We are subject to risks associated with selling our products internationally.

Our non-domestic sales efforts are subject to varying degrees of regulation in each of the foreign jurisdictions in which we may seek to provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions, and can change significantly over time. Future regulatory, judicial and legislative changes or interpretations may have a material adverse effect on our ability to deliver services in foreign jurisdictions.

In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

•	economic, political and social instability;
•	currency restrictions and exchange rate fluctuations;
•	potential submission to the jurisdiction of a foreign court or arbitration panel;
•	import and export quotas;

•	longer payment cycles and problems collecting accounts receivable;
•	potential vessel seizure, terrorist attacks, piracy, kidnapping, the expropriation of assets and other governmental acts;
•	pandemics or epidemics that disrupt worldwide trade or the movement of vessels;
•	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act as well as other anti-corruption laws; and
•	the imposition of unanticipated or increased taxes, increased environmental and safety regulations or other forms of public and governmental regulation that increase our operating expenses.

Many of these risks are beyond our control, and we cannot predict the nature or the likelihood of the occurrence or corresponding effect of any such events, each of which could have an adverse effect on our financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Poly Shield is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and Item 10(f) of Regulation SK and is not required to provide the information required under this item.

ITEM 2. PROPERTIES.

Poly Shield’s principal executive office is located at 428 Plaza Real, Unit 419, Boca Raton, Florida, 33432, US. Other than this office, Poly Shield does not currently maintain any other facilities. Poly Shield pays no rent or other fees for the use of the office as these offices are used virtually full-time by other businesses of Poly Shield’s CEO.

ITEM 3. LEGAL PROCEEDINGS.

Poly Shield is not a party to any pending legal proceedings and, to the best of Poly Shield’s knowledge, none of Poly Shield’s property or assets are the subject of any pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Poly Shield’s Common Stock has been quoted on the OTC Bulletin Board since March 2002 under the symbol “SHPR” (formerly “GBTR” and “ARTE”). The table below gives the high and low bid information for each fiscal quarter for the last two fiscal years. The bid information was obtained from Pink OTC Markets LLC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
31 December 2012	$0.46	$0.11	Pink OTC Markets Inc.
30 September 2012	$0.22	$0.09	Pink OTC Markets Inc.
30 June 2012	$0.60	$0.30	Pink OTC Markets Inc.
31 March 2012	$0.57	$0.08	Pink OTC Markets Inc.
31 December 2011	$0.23	$0.1201	Pink OTC Markets Inc.
30 September 2011	$0.52	$0.14	Pink OTC Markets Inc.
30 June 2011	$0.54	$0.0015	Pink OTC Markets Inc.
31 March 2011	$0.002	$0.0012	Pink OTC Markets Inc.

HOLDERS OF RECORD

Poly Shield had approximately 56 holders of record of Poly Shield’s Common Stock as of March 26, 2013, according to a shareholders’ list provided by Poly Shield’s transfer agent as of that date. The number of registered shareholders does not include any estimate by Poly Shield of the number of beneficial owners of common stock held in street name. The transfer agent for Poly Shield’s common stock is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403 Las Vegas, NV 89119 and their telephone number is 702-361-3033.

DIVIDENDS

We have not declared any dividends on our Common Stock during the past 2 fiscal years or at any time in its history other than stock dividends. Under the provisions of the Delaware General Corporation Law (the “DGCL”), we may only declare dividends to the extent that the amount of such dividends do not exceed the amount of Poly Shield’s “surplus” as calculated in accordance with the provisions of the DGCL, and generally means the excess of net assets over the aggregate par value of our issued common stock.  Except as provided for under the DGCL, dividends are declared at the sole discretion of Poly Shield’s Board of Directors.  We do not expect to declare any dividends in the foreseeable future as we expect to spend any funds legally available for the payment of dividends on the development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

On February 5, 2013, the Company issued 154,000,000 shares of our common stock at a deemed price of $0.25 per share as consideration for Mr. Norling’s agreement to act as Company’s Chief Executive Officer. The stock was issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amend (the “Securities Act”), and will be held in the custody of the Company, may not be sold, transferred or pledged, and will be subject to forfeiture pending the satisfaction by Mr. Norling of certain performance incentives.  A detailed description of the compensation payable to Mr. Norling and the conditions upon which these shares will be released to Mr. Norling is provided under Item 11. of this Form 10-K.

On January 31, 2013, the Company issued 100,000 shares of our common stock with a fair value of $53,000 as a purchase price for the Ecolutions, Inc. The shares were issued to Mr. Norling pursuant to the provisions of Rule 506 of the Securities Act on the basis of representations previously provided by Mr. Norling that he was an “accredited investor” as defined in Rule 501 of the Securities Act.

On September 28, 2012, the Company issued 350,000 shares of our common stock at a price of $0.30 per share to one subscriber pursuant to Regulation S of the United States Securities Act, as amended (the “Securities Act”). The subscriber represented that she was not a “U.S. Person” as that term is defined in Regulation S of the Securities Act, and was not acquiring the shares for the account or benefit of a U.S. Person.

On April 13, 2012, we issued 1,666,667 shares to two individuals with a fair value of $900,000 as consideration for the Teak Shield License. The shares were issued pursuant to Section 4(2) of the Securities Act. Management was satisfied we complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.

Other than the sales mentioned above there have been no other sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Poly Shield’s Common Stock except as follows:

On September 23, 2010, Poly Shield received a loan of $12,500 payable on demand. Interest is to be paid at 7% per year, compounded monthly. The lender may, in its sole discretion, convert any payments of principal sum or interest into restricted shares of common stock in the capital of the Borrower at a conversion price of the lesser of US$0.50 per share and the Borrower’s closing market price on the day the Borrower receives the written instructions from the lender.

On September 30, 2010, Poly Shield received a loan of $12,000 payable on demand. Interest is to be paid at 7% per year, compounded monthly. The lender may, in its sole discretion, convert any payments of principal sum or interest into restricted shares of common stock in the capital of the Borrower at a conversion price of the lesser of US$0.50 per share and the Borrower’s closing market price on the day the Borrower receives the written instructions from the lender.

On October 26, 2010, Poly Shield received a loan of $10,000 payable on demand. Interest is to be paid at 7% per year, compounded monthly. The lender may, in its sole discretion, convert any payments of principal sum or interest into restricted shares of common stock in the capital of the Borrower at a conversion price of the lesser of US$0.50 per share and the Borrower’s closing market price on the day the Borrower receives the written instructions from the lender.

On November 9, 2010, Poly Shield received a loan of $15,000 payable on demand. Interest is to be paid at 7% per year, compounded monthly. The lender may, in its sole discretion, convert any payments of principal sum or interest into restricted shares of common stock in the capital of the Borrower at a conversion price of the lesser of US$0.50 per share and the Borrower’s closing market price on the day the Borrower receives the written instructions from the lender.

PENNY STOCK RULES

Trading in Poly Shield’s Common Stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends Poly Shield’s Common Stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Poly Shield’s securities, which could severely limit their market price and liquidity of Poly Shield’s securities. The application of the “penny stock” rules may affect your ability to resell Poly Shield’s securities.

ITEM 6. SELECTED FINANCIAL DATA.

Poly Shield is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and Item 10(f) of Regulation SK and is not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption "Management's Discussion and Analysis" and elsewhere in this Form 10-K. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

General

The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

Results of Operation
	Year Ended December 31,		Percentage Increase / (Decrease)
	2012	2011
Royalty income	$4,549	$41,699	(89.1)%

Operating expenses
Amortization of license	203,645	-	N/A
General and administrative	414,659	138,328	199.8%
Royalty fee	70,833	-	N/A
Net loss before other items	684,588	96,629	608.5%
Interest	93,212	4,054	2,199.3%
Gain on extinguishment of debt	-	(35,683)	(100.0)%
Net loss	$777,800	$65,000	1,096.6%

Revenues

Our royalty revenue decreased by $37,150 or 89.1% from $41,699 for the year ended December 31, 2011, to $4,549 for the year ended December 31, 2012.

All of our revenue for fiscal 2011 and 2012 was the result of the 6% royalty under the Royalty Agreement with WebTech. The 89.1% decrease resulted from a decline of WebTech’s European operations followed by the closure of the UK office on September 30, 2012. Since WebTech continues to sell its products to its European customers through its head office located in Canada, we expect to continue receiving our royalty revenue in the foreseeable future. However, due to the uncertainties related to WebTech’s changes in operations and the collectability of this revenue we cannot accurately predict the amount and its effect on our operations, and historical royalty amounts may not be indicative of future royalties.

With our acquisition of rights to sell the Teak Shield Products, assigned patent applications for the Bio Scrubber as well as GTM Contracts for the Exhaust Scrubber we expect our revenue to increase. However, we do not currently have any sales or revenue history with respect to above mentioned products or their respective industries. As such, there is no assurance that our business efforts in this area will prove to be successful or that we will generate any revenue from the sale of those products.

Operating Expenses

During the year ended December 31, 2012, our operating expenses increased by $550,809 or 398% from $138,328 for the year ended December 31, 2011, to $689,137 for the year ended December 31, 2012.  This change was primarily caused by non-cash amortization expense of $203,645, recorded on our license and option rights under the Teak Shield License Agreement as well as accrued royalty fee payable to Teak Shield of $70,833. Our professional fees increased by $93,577, travel and entertainment expenses by $62,032, administration expenses and management fees by $43,300 and $5,035, respectively. The increases were associated with the acquisition of the Teak Shield License and rights to the Exhaust Scrubber and the Bio Scrubber and the development of the company’s business in those areas. In addition, during the same period we recorded advertising and promotion expenses and web site design fees of $32,189 and $14,500, respectively, associated with updating our business plan, developing and maintaining of our website and researching new marketing strategies for our products. We have also spent $10,100 for office rent and relocation when we moved our head office to Florida.

Our business efforts with respect to the Exhaust Scrubber, Bio Scrubber and fluoropolymer products are currently in the development stage, and thus, as we pursue the development of our new business, we expect our operating expenses to increase significantly in the fiscal 2013 as compared to the prior years results.  In addition, because we don’t have operating history with respect to these business lines, it may be difficult for us to predict future operating expenses and capital requirements related to these businesses and our historical results are not expected to be reflective of future expenses and capital requirements.

Other Items

During the year ended December 31, 2012, our interest expenses increased by $89,158, or 2,199.3% from $4,054 for the year ended December 31, 2011, to $93,212 for the year ended December 31, 2012. During the year ended December 31, 2011, we recorded a gain of $35,683 when certain debts were written off.

Liquidity and Capital Resources

Working Capital
	Year Ended December 31,		Percentage Increase /
	2012	2011	(Decrease)
Current Assets	$89,277	$5,706	1465%
Current Liabilities	990,232	187,506	428%
Working Capital Deficit	$(900,955)	$(181,800)	396%

As of December 31, 2012, we had a cash balance of $6,969, a working capital deficit of $900,955 and negative cash flows from operations of $426,712 for the year then ended. During the year ended December 31, 2012, we primarily funded our operations with $577,974 in loans and advances received this year and $105,000 received from the sale of shares of our common stock.

Cash Flows

	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash Flows Used in Operating Activities	$(426,712)	$(40,193)
Cash Flows Used in Investing Activities	(250,000)	-
Cash Flows Provided by Financing Activities	682,974	35,500
Net Increase (Decrease) in Cash During Period	$6,262	$(4,693)

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2012, was $426,712. This cash was primarily used to cover our operating loss of $777,800 increases in prepaid expenses and advances of $2,308 and $80,000, respectively, as well as decrease in due to related parites of $1,567 . These uses of cash were offset by increases in accounts payable of $101,991, accrued liabilities of $92,139, and accrued interest on notes and advances payable of $32,189. Decrease in accounts receivable of $4,999 also contributed to offsetting the cash used in our operating activities. During the same period we recorded a non-cash item of $203,645 for amortization of the license and option to purchase.

Net cash used in operating activities during the year ended December 31, 2011, was $40,193. This cash was primarily used to cover our operating loss of $65,000 and to decrease our accrued liabilities by $32,573. These uses were offset primarily by increases in due to related parties of $35,579 and a decrease in accounts payable of $51,817.

Net Cash Used In Investing Activities

During the year ended December 31, 2012, we invested $250,000 in a two year Teak Shield Option to purchase 100% of the Teak Shield Licensors’ ownership and interest in their proprietary rights and assets including all licensed products, manufacturing, patents, intellectual property, technology, contracts, trademarks and goodwill related to their fluoropolymer products. To exercise the Teak Shield Option we must pay an additional $2,750,000.

We did not have any investing activities during the year ended December 31, 2011.

Net Cash Provided By Financing Activities

During the year ended December 31, 2012, we received $475,974 and $12,000 in loans from unrelated and former related parties, respectively. In addition, we recorded $15,000 in advances received from former related parties and $75,000 in advances received from unrelated parties.

On September 28, 2012, we issued 350,000 shares of our common stock at a price of $0.30 per share for total proceeds of $105,000 to one subscriber pursuant to Regulation S of the Securities Act of 1933, as amended (the “Act”). The subscriber represented that she was not a “U.S. Person” as that term is defined in Regulation S of the Act.

During the year ended December 31, 2011, we received $20,000 and $15,500 in loans and advances from unrelated and former related parties, respectively.

Non-Cash Financing

During the year ended December 31, 2011, we converted $53,000 in accounts payable owed to a supplier to 1,766,666 post-reverse split shares of common stock at a price of $0.03 per share. We recorded a loss on the conversion of this debt of $13,780.

Going Concern

The notes to our financial statements at December 31, 2012, disclose our uncertain ability to continue as a going concern. We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to qualified customers in Europe.  In September 2012, we received a notice that WebTech was shutting down its UK administrative office and curtailing some of their European operations. Since distribution and sales to WebTech’s European customers have not been discontinued, we expect to continue receiving the royalty revenue pursuant to this agreement. However, due to uncertainties resulting from WebTech’s changes in operations, and resulting uncertainties relating to future collectability of this royalty, we cannot accurately predict future revenue from the royalty agreement, and historical royalty amounts may not be indicative of future royalties.  Our Teak Shield contract as well as acquisition of the rights to distribute Bio Scrubber and Exhaust scrubber have not started generating any revenue.

We have accumulated a deficit of $2,295,013 since inception and additional financing will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking contracts for our new technologies. However, there is no assurance that we will be able to obtain additional financing, control our operating expenses or be successful in securing effective contracts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At December 31, 2012 and 2011, our allowance for doubtful accounts was $0.

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

At December 31, 2012, we had approximately $6,969 in cash on deposit with a large chartered Canadian bank.  At December 31, 2012, $4,315 of this cash was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  We continually monitor the financial condition of our customer to reduce the risk of loss. We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At December 31, 2012, we did not have a receivable from this source.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Poly Shield is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f) of Regulation SK and is not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Index to Financial Statements

Page No.
Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2012 and December 31, 2011	F-2
Statements of Operations for the years ended December 31, 2012 and December 31, 2011	F-3
Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2012 and December 31, 2011	F-4
Statements of Cash Flows for the years ended December 31, 2012 and December 31, 2011	F-5
Notes to Financial Statements	F-6

To the Stockholders and Board of Directors of Poly Shield Technologies Inc. (formerly Globetrac Inc.)

We have audited the accompanying balance sheets of Poly Shield Technologies Inc. (formerly Globetrac Inc.) (the “Company”) as at December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL
Dale Matheson Carr-Hilton Labonte LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 26, 2013

POLY SHIELD TECHNOLOGIES INC.
(Formerly Globetrac Inc.)
BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

Current assets
Cash	$6,969	$707
Accounts receivable	-	4,999
Prepaids	2,308	-
Advances	80,000	-
	89,277	5,706

Investment in option and license (net of amortization)	946,355	-
	$1,035,632	$5,706

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$109,111	$7,120
Accrued liabilities	112,577	20,438
Notes and advances payable	603,427	20,264
Due to related parties	165,117	139,684
	990,232	187,506

Stockholders' equity (deficit)
Common stock $0.001 par value, 200,000,000 common shares authorized, 33,745,005 issued and outstanding at December 31, 2012 ( 2011 - 31,727,775)	33,745	31,728
Additional paid in capital	2,295,003	1,292,020
Accumulated deficit	(2,295,013)	(1,517,213)
Accumulated other comprehensive income	11,665	11,665
	45,400	(181,800)
	$1,035,632	$5,706

The accompanying notes are an integral part of these financial statements

POLY SHIELD TECHNOLOGIES INC.
(Formerly Globetrac Inc.)
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2011

Royalty income	$4,549	$41,699

Amortization of license	203,645	-
General and administrative expenses	414,659	138,328
Royalty fee	70,833	-
Loss before other items	(684,588)	(96,629)

Other items
Interest expense	(93,212)	(4,054)
Gain on extinguishment of debt	-	35,683

Net loss	$(777,800)	$(65,000)

Net loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	33,015,861	30,861,340

The accompanying notes are an integral part of these financial statements

POLY SHIELD TECHNOLOGIES INC.
(Formerly Globetrac Inc.)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

	Common shares		Additional		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total

Balance at December 31, 2010	29,961,108	$29,961	$1,227,007	$(1,452,213)	$13,412	$(181,833)

Shares issued for debt	1,766,667	1,767	65,013	-	-	66,780
Net loss for the year ended December 31, 2011	-	-	-	(65,000)	-	(65,000)
Comprehensive loss	-	-	-	-	(1,747)	(1,747)

Balance at December 31, 2011	31,727,775	31,728	1,292,020	(1,517,213)	11,665	(181,800)

Adjustment to shares due to rollback	564	-	-	-	-	-
Shares issued on purchase of a license agreement	1,666,667	1,667	898,333	-	-	900,000
Shares issued for cash	350,000	350	104,650	-	-	105,000
Net loss for the year ended December 31, 2012	-	-	-	(777,800)	-	(777,800)

Balance at December 31, 2012	33,745,005	$33,745	$2,295,003	$(2,295,013)	$11,665	$45,400

The accompanying notes are an integral part of these financial statements

POLY SHIELD TECHNOLOGIES INC.
(Formerly Globetrac Inc.)
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011

Cash flows used in operating activities:

Net loss	$(777,800)	$(65,000)

Non cash items:
Stock issued for accrued interest	-	13,780
Gain on extinguishment of debt	-	(49,463)
Amortization	203,645	-
Changes in operating assets and liabilities:
Accounts receivable	4,999	612
Prepaids	(2,308)	999
Advances	(80,000)	-
Accounts payable	101,991	51,817
Accrued liabilities	92,139	(32,573)
Due to related parties	(1,567)	35,579
Notes and advances payable	32,189	4,056
Net cash used in operating activities	(426,712)	(40,193)

Cash flows from financing activities
Notes payable to related party	12,000	15,000
Advance payable to related party	15,000	500
Notes payable	475,974	20,000
Advances payable	75,000	-
Issuance of common shares	105,000	-
Net cash provided by financing activities	682,974	35,500

Cash flows used in investing activities
Investment in option agreement	(250,000)	-
Net cash used in investing activities	(250,000)	-

Net increase (decrease) in cash	6,262	(4,693)
Cash, beginning	707	5,400
Cash, ending	$6,969	$707

Cash paid for:
Income tax	$-	$-
Interest	$55,125	$-

The accompanying notes are an integral part of these financial statements

POLY SHIELD TECHNOLOGIES INC.
(Formerly GLOBETRAC INC.)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Poly Shield Technologies Inc. (the “Company”) was incorporated in the state of Delaware on March 2, 2000.   The Company was in the global wireless tracking business in Europe until November 1, 2004, when it exchanged this business for a royalty of 6% on future gross sales; the Company entered into an agreement to discontinue with  its global wireless tracking and telematics equipment business in Europe, in exchange for certain assets and liabilities and a 6% royalty to be paid on gross sales. This royalty agreement expires on October 31, 2015.

On March 12, 2012, the Company entered into an agreement to purchase the rights to market the products of Teak Shield Corp. (“Teak Shield”). Teak Shield has several proprietary processes for the production of coatings used to protect surfaces from corrosion, oxidation and degradation (Note 5).

On July 11, 2012, the Company changed its name from Globetrac Inc. to Poly Shield Technologies Inc. in order to reflect its new business direction.

On December 1, 2012, the Company entered into an agreement (the “Employment Agreement”) with Rasmus Norling, the inventor and owner of certain technology used to remove alkali metal from fuel in efforts to protect gas turbines from corrosion (Note 4).

On July 11, 2012, the Company effected a consolidation of the issued and outstanding common stock on a one-for-three basis, without decreasing its authorized capital. Accordingly, these financial statements have been retroactively restated to reflect the share consolidation.

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As of December 31, 2012, the Company has not achieved profitable operations and has accumulated a deficit of $2,295,013.  Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

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

Income taxes
Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Financial Instruments
The Company’s financial instruments include cash, accounts payable, notes payable, convertible notes, and amounts due to related parties. The fair value of these financial instruments approximate their carrying values due to their short maturities.

Recent Accounting Pronouncements
Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

NOTE 3 – DUE TO RELATED PARTIES
	December 31, 2012	December 31, 2011
Due to a company controlled by a director – unsecured, 0% interest, due on demand	$29,838	$37,579
Due to a director of the Company – unsecured, 0% interest, due on demand	262	-
Due to a company controlled by a relative of a shareholder – unsecured, 0% interest, due on demand	33,107	33,107
Advance due to a relative of a shareholder – unsecured, 0% interest, due on demand	15,000	-
Convertible notes due to a shareholder – unsecured, 7% interest, due on demand	17,423	16,248
Convertible notes due to a relative of a shareholder – unsecured, 7% interest, due on demand	40,305	37,585
Notes due to a relative of a shareholder – unsecured, 8% interest, due on demand	29,182	15,165
Due to related parties	$165,117	$139,684

The convertible notes are convertible at the lower of $0.50 or the market price of the shares at the time of conversion.

During the years ended December 31, 2012 and 2011, the Company paid $110,500 and $67,200 in administrative fees to a company controlled by a director and $27,000 and $Nil in management fees to a director of the Company.

NOTE 4 – EMPLOYMENT AGREEMENT

On December 6, 2012, the Company entered into an Agreement with Rasmus Norling (the “Vendor”). This agreement becomes effective on the later of December 15, 2012, or upon fulfillment by the Vendor of certain deliverables (“Effective Date”) including a ten year license for the rights to utilize, market, sell and distribute emission abatement technologies and certain intellectual property (“Minimum Technology Rights”).

Under the terms of the Employment Agreement, upon the Effective Date, the Vendor will be appointed the Company’s Chief Executive Officer, and will receive a signing bonus of $180,000 (Notes 8 and 11). Beginning on the first anniversary of the Effective Date, the Vendor will be paid an annual base salary of $180,000 per year. In addition, on the Effective Date the Company agreed to issue 154,000,000 shares of its common stock, which will be held in escrow and released to the Vendor upon delivery of bona fide contracts for the sale or lease of products or services at a rate of one share for each $0.25 in revenue. Escrowed stock will be released in increments of 1,250,000 shares of common stock. Escrowed stock which will not be eligible for release by December 31, 2013, will be forfeited (Note 8 and 11).

As at December 31, 2012, the Vendor had not yet delivered the Minimum Technology Rights to the Company. The Company advanced $80,000 of the signing bonus to the Vendor prior to December 31, 2012. The advance will be applied towards $180,000 signing bonus.

On January 12, 2013, the Vendor assigned to the Company rights to U.S. and European patent applications for the desalination “Bio Scrubber” technology (Note 11).

On January 31, 2013, the Company issued 100,000 shares of its restricted common stock at $0.53 per share as a purchase price for all of the issued and outstanding shares in the capital of Ecolutions, Inc. which held the rights to the intellectual property of GTM.  Shares issued for the acquisition of Ecolutions, Inc. were in addition to the compensation agreed upon pursuant to the Employment Agreement (Note 11).

On February 5, 2013, the Company’s board of directors determined that the Vendor had satisfied his obligations to deliver the Minimum Technology Rights. Under the terms of the Employment Agreement, the Company paid the Vendor the remaining $100,000 of the signing bonus and on February 6, 2013, the Company issued 154,000,000 restricted common shares, which were placed in escrow, pending release to the Vendor upon delivery of bona fide contracts for the sale or lease of products or services (Note 11).

NOTE 5 – LICENSE AGREEMENT

On March 12, 2012, the Company entered into a license agreement with Teak Shield (the “Teak Shield License”) and its owners Robert and Marion Diefendorf (the “Licensors”) whereby the Company has acquired a license to market and sell Teak Shield’s licensed products. In exchange, the Company agreed to pay a 5% royalty to the Licensors with a minimum $100,000 annual royalty payment, and agreed to issue to the Licensors 1,666,667 shares of the Company (Note 7).

On April 13, 2012, the purchase of the Teak Shield License was completed and 1,666,667 shares with a fair value of $900,000 were issued.  As part of the agreement the Company acquired a two year option to purchase 100% of the Licensor’s ownership and interest in its proprietary rights and assets (the “Teak Shield Option”) including all licensed products, manufacturing, patents, intellectual property, technology, contracts, trademarks and goodwill for $250,000. To exercise the Teak Shield Option the Company must pay an additional $2,750,000 (Note 8).

The Teak Shield License and the Teak Shield Option will be in effect for two years from the completion of the acquisition, and may be automatically renewed for a further two years. During the year ended December 31, 2012, amortization expense of $203,645 was recorded.

The following table summarizes investment in option and license:

December 31, 2012
Purchase price of Teak Shield License	$900,000
Purchase price of Teak Shield Option	250,000
Amortization for the period	(203,645)
Total investment in option and license	$946,355

In connection with the purchase of the Teak Shield Option, on April 19, 2012, the Company signed a loan agreement for $260,000, repayable on April 19, 2013 (Note 6).  Interest is calculated at 3.5% per month for an effective rate of 51% per annum.  The minimum interest payable on the loan is $26,000. The loan is secured by the Teak Shield License.

NOTE 6 – NOTES AND ADVANCES PAYABLE

On November 2, 2011, the Company signed a loan agreement for $20,000. The loan is due on demand, bears interest at 8% annually and is unsecured. As at December 31, 2012, interest of $1,946 (2011 - $264) was accrued on the loan.

On April 19, 2012, the Company signed a loan agreement for $260,000, repayable in six months from the date of the loan agreement. On October 17, 2012, the Company received a six month extension to repay the loan. Interest is calculated at 3.5% per month for an effective rate of 51% per annum.   The loan is secured by the Teak Shield License (Note 5). On November 16, 2012, the loan agreement was amended and an additional $25,000 was advanced. During the year ended December 31, 2012, interest expense of $78,718 was incurred on the loan. As of December 31, 2012, the Company paid $55,125 in interest payments on this loan.

During the year ended December 31, 2012, the Company signed loan agreements in the amount of $190,000 CAD ($190,974USD). The loans are due on demand, bear interest at 6% annually and are unsecured. As at December 31, 2012, interest of $6,914 was accrued on the loans.

Between August 2012 and December 2012, the Company received advances for the total of $75,000 from unrelated parties. The advances do not bear interest, are due on demand and are unsecured.

NOTE 7 – COMMON STOCK

On July 11, 2012, the Company effected a consolidation of the issued and outstanding common stock on a one-for-three basis, without decreasing its authorized capital. Accordingly, these financial statements have been retroactively restated to reflect the share consolidation.

On April 13, 2012, 1,666,667 shares with a fair value of $900,000 were issued as payment for the Teak Shield License (Note 5).

On September 28, 2012, the Company issued 350,000 shares at a price of $0.30 per share for cash proceeds of $105,000.

On June 29, 2011, the Company issued 1,766,666 post-reverse split shares of common stock with a fair value of $66,780 in settlement of $53,000 in debt and recognized a loss on settlement of debt of $13,780 (Note 9).

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As part of the license agreement with Teak Shield (Note 5), the Company is required to pay a perpetual minimum royalty of $100,000 per year until the Company exercises its option to purchase the assets of Teak Shield. At December 31, 2012, the Company has accrued $70,833 in royalty payable under this agreement.

As part of the Employment Agreement (Note 4) on the Effective Date, the Company is committed to pay a $180,000 signing bonus to the Vendor. $80,000 of the signing bonus has been advanced to the Vendor as at December 31, 2012.  The Company is also required to issue 154,000,000 restricted shares of its common stock to the Vendor. The shares will be held in escrow and released upon delivery of bona fide contracts for the sale or lease of products or services at a rate of one share for each $0.25 in revenue earned. Subsequent to year end, the Company paid the remaining $100,000 of the signing bonus and issued the restricted shares (Notes 4 and 11).

NOTE 9 – GAIN ON EXTINGUISHMENT OF DEBT

During the year ended December 31, 2011, the Company wrote off $49,463 of old outstanding debt that have passed the statute of limitations and issued 1,766,666 post-reverse split shares of common stock with a fair value of $66,780 in settlement of $53,000 in debt (Note 7). A gain on the extinguishment of the debt of $35,683 was recognized on these transactions.

NOTE 10 – INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	December 31, 2012	December 31, 2011

Net and comprehensive loss	$(777,800)	$(65,000)
Statutory tax rate	43.7%	40.7%
Expected income tax recovery	(339,899)	(26,455)
Permanent differences	-	(14,523)
Effect of changes in tax rates	145,449	15,807
Increase in valuation allowance	194,450	25,171
	$-	$-

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	December 31, 2012	December 31, 2011

Deferred income tax assets
Non-capital losses carried forward	$248,891	$54,441
Less: Valuation allowance	(248,891)	(54,441)
Net deferred income tax assets	$-	$-

At December 31, 2012 and 2011 the Company had a deferred tax asset that related to net operating losses. A 100% valuation allowance has been established; as management believes it is more likely than not that the deferred tax asset will not be realized.

As at December 31, 2012, the Company has net operating loss carry forwards of approximately $995,562 (2011 – $217,762) to reduce future federal and state taxable income. These losses expire by 2032.

Net operating losses incurred prior to May 6, 2002, are subject to an annual limitation due to a ownership change (as defined under Section 382 of the Internal Revenue Code of 1986). Unused annual limitations may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.

The Company is not currently subject to any income tax examinations by any tax authority. Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

NOTE 11 – SUBSEQUENT EVENTS

Advances Received Subsequent to December 31, 2012

Subsequent to December 31, 2012, the Company received advances for the total of $140,000 from unrelated parties. The advances do not bear interest, are due on demand and are unsecured.

Employment Agreement (Note 4)

On January 12, 2013, the Vendor assigned to the Company rights to U.S. and European patent applications for the desalination “Bio Scrubber”.

On January 31, 2013, the Company issued 100,000 shares of its restricted common stock at $0.53 per share as a purchase price for all of the issued and outstanding shares in the capital of Ecolutions, Inc. which held the rights to the intellectual property of GTM.  Shares issued for the acquisition of Ecolutions, Inc. were in addition to the compensation agreed upon pursuant to the Employment Agreement

On February 5, 2013, the Company’s board of directors determined that the Vendor had satisfied his obligations to deliver the Minimum Technology Rights. Under the terms of the Employment Agreement, the Company paid the Vendor the remaining $100,000 of the signing bonus and on February 6, 2013, the Company issued 154,000,000 restricted common shares, which were placed in escrow, pending release to the Vendor upon delivery of bona fide contracts for the sale or lease of products or services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with Poly Shield’s previous accountants Mendoza Berger & Company, L.L.P., 9838 Research Drive, Irvine California, 92618 on accounting and financial disclosure. Poly Shield’s current principal independent registered public accounting firm since February 8, 2012 to the current date is Dale Matheson Carr-Hilton Labonte L.L.P. Chartered Accountants.

Effective February 8, 2012, Poly Shield’s board of directors approved a change in Poly Shield’s independent auditors. None of the reports of Mendoza Berger & Company, L.L.P., Certified Public Accountants Inc. on the financial statements of Poly Shield’s for the fiscal years ended December 31, 2009 and 2010, contained any adverse opinion or disclaimer of opinion, but did contain an uncertainty as to the Company’s ability to continue as a going concern. Although audited statements prepared by Mendoza Berger & Company, L.L.P, Certified Public Accountants Inc. contained a going concern qualification, such financial statements did not contain any adjustments for uncertainties stated therein, nor have there been at any time, disagreements between Poly Shield and Mendoza Berger & Company, L.L.P, Certified Public Accountants Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Poly Shield retained the accounting firm of Dale Matheson Carr-Hilton Labonte L.L.P. Chartered Accountants, to serve as its independent registered public accounting firm to audit its financial statements beginning with the year ended December 31, 2011. This engagement became effective February 8, 2012. Prior to its engagement as Poly Shield’s independent auditors, Dale Matheson Carr-Hilton Labonte L.L.P. Chartered Accountants, had not been consulted by Poly Shield either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on Poly Shield’s financial statements or on any other matter that was the subject of any prior disagreement between Poly Shield and its previous certifying accountants.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Poly Shield’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Poly Shield’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Poly Shield’s management concluded, as of the end of the period covered by this report, that Poly Shield’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. Poly Shield’s internal control over financial reporting is a process designed under the supervision of Poly Shield’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Poly Shield’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Poly Shield’s assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Poly Shield’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, it was found that the internal controls can be relied upon.

Poly Shield’s independent auditors have not issued an attestation report on management’s assessment of Poly Shield’s internal control over financial reporting. As a result, this annual report does not include an attestation report of Poly Shield’s independent registered public accounting firm regarding internal control over financial reporting. Poly Shield was not required to have, nor has Poly Shield, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit Poly Shield to provide only management’s report in this annual report.

Changes in Internal Controls

As of the end of the period covered by this report, there have been no changes in Poly Shield’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, Poly Shield’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Each director of Poly Shield holds office until the earlier of (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Poly Shield’s management team is listed below.

Management Team
Name	Position(s)

Rasmus Norling	Director, Chief Executive Officer, President,
John da Costa	Director Chief Financial Officer, Treasurer, Corporate Secretary
Mitchell R. Miller	Director

Rasmus Norling ● Mr. Norling (41) was appointed as the CEO and President, and as a member of the Board of Directors, of Poly Shield on February 6, 2013. Mr. Norling is the immediate past Manager of Research and Development of Marine Technical Services at Royal Caribbean International, Ltd., where he had been employed from May 2000 until December 2012. During his employment at Royal Caribbean, Mr. Norling also held positions as Manager of Research and Development of Environmental Technologies, Manager of Research and Development of Energy Optimization, Ship Manager of Marine Operations, and Chief Engineer.

John da Costa ● Mr. da Costa (48) has been the CFO, Corporate Secretary and member of the Board of Directors of Poly Shield since May 2002. Mr. da Costa was previously the CEO and President of Poly Shield from February 2006 until May 2012. Mr. da Costa has more than twenty years of experience providing bookkeeping and accounting services to both private and public companies and is the founder and president of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003.  In addition to Poly Shield, Mr. da Costa currently serves as the CFO, Treasurer and a director of Red Metal Resources Ltd., a company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and engaged in the business of acquiring and exploring mineral claims.  Mr. Da Costa also currently serves as the CFO, Secretary and a director of Kesselrun Resources Ltd., a Canadian reporting company listed on the TSX Venture Exchange. From August 2006 until December 2011, Mr. da Costa served as the Treasurer of Rock City Energy Corp., an oil and gas exploration company previously reporting under the Exchange Act; and from October 2010 to May 2011, Mr. da Costa served as a director of Live Current Media Inc., a company that operated a number of e-commerce websites that was previously reporting under the Exchange Act.

Mitchell R. Miller ● Mr. Miller (54) has been a director since May 11, 2012.  Mr. Miller previously acted as our CEO and President from May 11, 2012 until February 6, 2013. Since November 2007 Mr. Miller has been the principal, founder and the former Chief Executive Officer of H2 Energy Solutions, Inc., a master distributor for Altergy Systems, Inc., a mass producer of hydrogen fuel cells which is an alternative source for electrical energy. His expertise is in the development of distribution markets both domestically and internationally including; India, Latin America, the Middle East and Russia. Mr. Miller's marketing and management experience include commercial banking, international business development, marketing, logistics, and franchising.

Significant Employees

Other than our executive officers, we have no significant employees at this time.

Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Poly Shield to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, none of Poly Shield’s directors or officers has been:
•	a person against whom a bankruptcy petition was filed;
•	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
•	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
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

•
found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

•
found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

•	any Federal or State securities or commodities law or regulation, or
•
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

•	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act.

Sectioin 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC.  Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a).  Based on our review of the copies of such forms received by us, the following persons have, during the fiscal year ended December 31, 2012, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

(a)
Mitchell R. Miller was appointed as our CEO, President and to our Board of Directors in May 2012.  Mr. Miller filed his Form 3 reflecting his status as a director and officer of Poly Shield on February 21, 2013.

(b)	David Patriquin did not file a Form 4, and a Form 5; and

(c)	James Pratt did not file a Form 4 and a Form 5.

Nomination Procedure for Directors

Poly Shield does not have a standing nominating committee.  Recommendations for candidates to stand for election as directors are made by the board of directors. Poly Shield has not adopted a policy that permits shareholders to recommend nominees for election as directors or a process for shareholders to send communications to the board of directors. However, pursuant to Section 3 of Article III of Poly Shield’s By-laws, shareholders are able to provide Poly Shield with information for nominees for directors subject to the conditions provided in Section 3 of Article III of Poly Shield’s By-laws.

Identification of Audit Committee

Poly Shield does not have a separately-designated standing audit committee. Rather, Poly Shield’s entire board of directors perform the required functions of an audit committee. None of our directors is independent. See Item 13(c) Director Independence below for more information on independence.

Poly Shield’s audit committee is responsible for: (1) selection and oversight of Poly Shield’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Poly Shield’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

As of December 31, 2012, Poly Shield did not have a written audit committee charter or similar document and has not adopted any specific policies or procedures for the engagement of non-audit services.

Audit Committee Financial Expert

John da Costa, our Chief Financial Officer and a director, qualifies as an “audit committee financial expert”, as defined by Item 407 of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. Notwithstanding the fact that Mr. da Costa is not an independent director, we believe that his experience in preparing, analyzing and evaluating financial statements, as well as his knowledge of public company reporting will provide us with the guidance we need until we are able to expand our board to include independent directors who have the knowledge and experience to serve on an audit committee.

Code of Ethics

We have adopted a Code of Ethics that applies to all our executive officers and employees, including our CEO and CFO. See Exhibit 14 – Code of Ethics for more information. We believe that our Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Non-qualified Deferred Compensation Earnings	All other compensation		Total
		($)	($)	($)	($)	($)	($)	($)		($)
Mitchell Miller
CEO and President(1) May 2012 – February 2013	2011	nil	nil	nil	nil	nil	nil	nil		nil
	2012	nil	nil	nil	nil	nil	nil	27,000	(1)	27,000	(1)
John da Costa
CEO and President Feb 2006 – May 2012	2011	nil	nil	nil	nil	nil	nil	67,200	(2)	67,200	(2)
CFO May 2002–present	2012	nil	nil	nil	nil	nil	nil	110,500	(2)	110,500	(2)

(1)	Mr. Miller resigned as our CEO and President on February 6, 2013. Represent amounts paid or accrued to Mr. Miller for management fees
(2)	Paid or accrued to Da Costa Management Corp., which John da Costa is the sole director and shareholder, for professional, administrative and accounting services.

Since Poly Shield’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between Poly Shield and its directors whereby such directors are compensated for any services provided as directors.

Employment Agreements

On December 6, 2012, we entered into an employment agreement (the “Norling Agreement”) dated December 1, 2012, with Rasmus Norling. Effectiveness of the Employment Agreement was contingent upon Mr. Norling delivering to us certain minimum rights (the “Minimum Technology Rights”). By assigning to us the US and European patent applications for the Bio Scrubber, and selling to us all of the outstanding shares of Ecolutions, Inc. (and our resulting acquisition of Ecolution’s rights under its Collaboration, Master Distributor and License Agreements with Green Tech Marine AS), Mr. Norling satisfied his obligations to deliver the Minimum Technology Rights to us, and the Norling Agreement was determined to be effective as of February 5, 2013.  Under the terms of the Norling Agreement, Mr. Norling was paid a signing bonus of $180,000 on February 5, 2013.  Beginning in 2014, Mr. Norling will be entitled to an annual salary of $180,000 per year.

In addition to the base salary and signing bonus, Mr. Norling was issued 154,000,000 shares of our common stock (the “Custodial Stock”). The Custodial Stock will be held in the custody of the Company and may not be sold, transferred, pledged or assigned by Mr. Norling and will be subject to forfeiture pending the satisfaction by Mr. Norling of certain performance incentives.  To earn release of the Custodial Stock, Mr. Norling is required to deliver to the Company bona fide contracts for the sale or lease of products or services based on the Exhaust Scrubber and Bio Scrubber technologies.  To qualify, these contracts (the “Qualifying Contracts”) must be approved by the Company’s board of directors.  The Custodial Stock will be released to Mr. Norling in equal proportion to the face value of the Qualifying Contracts at a rate of $0.25 per share, in minimum increments of 1,250,000 shares (i.e. Qualifying Contracts having an incremental value of $312,500).  To earn release of all of the Custodial Stock, Mr. Norling will be required to deliver Qualifying Contracts totaling a minimum of $38,500,000 by December 31, 2013.  Any shares that have not become eligible for release by December 31, 2013 shall be forfeited and all of Mr. Norling’s rights thereto will be terminated in their entirety.  Pending the release or forfeiture of the Custodial Stock, Mr. Norling will be entitled to all other rights and privileges as a shareholder with respect to the Custodial Stock, including the right to vote the Custodial Stock, except that any shares distributed as a stock dividend, stock split or similar transaction will be subject to the same limitations and restrictions as the Custodial Stock. The Norling Agreement does not contain any provisions regarding payments in the event of the termination of his employment or a change in control.

Aside from Mr. Norling’s employment agreement described above, there are no employment agreements between Poly Shield and any other named executive officers, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officers which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Poly Shield or from a change in a named executive officer’s responsibilities following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following tables set forth certain information concerning the number of shares of our common stock owned beneficially as of March 26, 2013 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.    As a result, the percentage of outstanding shares of any person as shown in the following tables does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.  As of March 26, 2013, there were 187,845,005 shares of our common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners (more than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common Stock	Rasmus Norling 1431 Dewey Street Hollywood, FL 33020	154,100,000	82.04%

(1)
154,000,000 shares listed as being held by Mr. Norling are currently being held in escrow, are subject to restrictions on transfer,  and are subject to release or forfeiture as set out in his employment agreement.  Pending their release or forfeiture, Mr. Norling is entitled to vote these shares.  A description of the transfer restrictions and the terms of release and forfeiture of these shares is provided under Item 11 of this Form 10-K regarding Executive Compensation.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Rasmus Norling 1431 Dewey Street Hollywood, FL 33020	154,100,000	82.04%
Common Stock	Mitchell Miller 421 NE 10th Terrace Boca Raton, FL 33432	Nil	0%
Common Stock	John da Costa 810 – 789 Pender Street West Vancouver, BC V6C 1H2	Nil	0%
Common Stock	Directors and Executive Officers (as a group)	154,100,000	82.04%

Equity Compensation Plans

Other than with respect to the 154,000,000 shares issued to Mr. Norling pursuant to his employment agreement, Poly Shield did not have any outstanding equity compensation plans or individual compensation arrangements under which equity securities are authorized for issuance at the end of its December 31, 2012 fiscal year.  A description of the transfer restrictions and the terms of release and forfeiture of the shares issued to Mr. Norling pursuant to his employment agreement is provided under Item 11 of this Form 10-K regarding Executive Compensation.

Changes in Control

As disclosed above in Item 11 of this Form 10-K regarding Executive Compensation, the 154,000,000 shares of Poly Shield common stock (the “Custodial Stock”) issued to Rasmus Norling under the terms of his employment agreement are subject to forfeiture pending the delivery by Mr. Norling of contracts for the sale or lease of products or services based on Poly Shield’s Exhaust Scrubber and Bio Scrubber technologies.  Pending release or forfeiture of the Custodial Stock, Mr. Norling has the right to vote those shares. If Mr. Norling does not deliver contracts for a minimum of $38,500,000 by December 31, 2013, some or all of the Custodial Stock will be forfeited to the Company, which could result in a change in control.

Other than with respect to the possible forfeiture by Mr. Norling of the Custodial Stock, management is not aware of any arrangement that may result in a change in control of Poly Shield.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director independence

Our common stock is quoted on the OTC Bulletin Board, which does not have director independence requirements.  In determining whether any of our directors are independent, we have applied the definition of “independent director” in Section 803 of the NYSE MKT Company Guide.  We have determined that, under that definition, none of our directors are independent.

Transactions with Related Persons

Since January, 2011, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

The following table describes amounts due to or from related parties that were incurred during the fiscal years ended December 31, 2011 and December 31, 2012, and through February 28, 2013.

	Period ended	Fiscal years ended December 31,
	February 28, 2013	2012	2011
Due to a Da Costa Management Corp.(a)	$27,930	$29,838		$37,579
Due to Mitch Miller(b)	$262	$262	$	Nil
Due to/(from) Rasmus Norling(c)	$ Nil	$(80,000)	$	Nil

(a)During the period ended February 28, 2013, we paid or accrued a total of $25,000 in administrative fees to Da Costa Management Corp. During the years ended December 31, 2012 and 2011, we incurred $110,500 and $67,200 in administrative fees to the same company.
(b)During the period ended February 28, 2013, we did not incur any expenses with Mitchell Miller. During the years ended December 31, 2012 and 2011, we incurred $27,000 and $Nil in management fees to Mitchell Miller
(c) During the period ended February 28, 2013, we paid Rasmus Norling a signing bonus of $180,000, of which $42,908 in employment taxes were withheld. During the year ended December 31, 2012, we advanced Mr. Norling $80,000 which was applied towards $180,000 signing bonus. We did not have any transactions with Mr. Norling during the year ended December 31, 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Poly Shield’s audit of annual financial statements and for review of financial statements included in Poly Shield’s Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2012 - $17,539 – Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants
2011 - $16,000 – Mendoza Berger & Company, L.L.P.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Poly Shield’s financial statements and are not reported in the preceding paragraph:

2012 - $500 – Mendoza Berger & Company, L.L.P., billed for a consent letter concerning the change of auditors.
2011 - $0 – Mendoza Berger & Company, L.L.P.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012 - $0 – Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants
2011 - $823 – Mendoza Berger & Company, L.L.P.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012 - $0 – Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants
2011 - $0 – Mendoza Berger & Company, L.L.P

Approval Policies and Procedures

We do not have a separately standing audit committee.  As such, our entire board of directors acts as our audit committee.  Our board of directors annually reviews the qualifications of our principal accountant and approves their engagement as our principal accountant prior to their engagement.  All of the non-audit services provided by our principal accountant were either pre-approved by our board of directors prior to engagement of the principal accountant for those services, or were approved by our  board of directors prior to completion of their audit of our annual financial statements.  Fees paid for non-audit services in 2012 and 2011 constituted less than 5% of total fees paid to our principal accountants in those years.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Financial Statements

The financial statements of Poly Shield Technologies Inc. have been included in Item 8 above.

Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

Exhibits

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to Poly Shield’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-33309 and SEC File Number333-66590.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.3	Certificate of Amendment to Certificate of Incorporation – Name Change to Poly Shield Technologies Inc.(7)
3.4	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(3)
10.2	Letter Agreement dated June 9, 2011, among the Company, Angelo Scola, and Thermoforte Green, LLC.(4)
10.3	Letter Agreement dated September 26, 2011, among the Company, David Bernard, and Michael Avatar .(5)
10.4	Technology License Agreement with Option to Purchase dated March 12, 2012, between the Company, Teak Shield Corp., and Robert and Marion Diefendorf. (5)
10.5	Loan Agreement dated April 19, 2012, between GlobeTrac Inc. and Acamar Investments Inc.(5)
10.6	Acamar Promissory Note dated April 19, 2012, given the Company in favor of Acamar Investments, Inc.(5)

10.7	Security Agreement dated April 19, 2012, granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(5)
10.8	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(6)
10.9	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(6)
10.10	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(6)
10.11	Extension letter dated October 17, 2012, from Acamar Investments, Inc. (8)
10.12	Amendment No. 1 to Loan Agreement and Promissory Note dated November 16, 2012, between Poly Shield Technologies Ltd. and Acamar Investments, Inc.(9)
10.13	Employment Agreement between Rasmus Norling and Poly Shield Technologies, Inc. dated December 1, 2012. (10)
10.14	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.15	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.16	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(12)
10.17	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(12)
10.18	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(12)
10.19	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS. (11)
14.1	Code of Ethics.(2)
21	List of Significant Subsidiaries of Poly Shield Technologies Inc.(13)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (13)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (13)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Filed as an exhibit to our Registration statement on Form SB-2 filed on August 2, 2001.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on April 15, 2003.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on November 14, 2005.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on June 10, 2011.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on September 30, 2011.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2012.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on July 13, 2012.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on November 6, 2012.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on December 7, 2012.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2012.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2013.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2013.
(13)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Poly Shield Technologies Inc. has caused this report to be signed on their behalf by the undersigned duly authorized persons.
POLY SHIELD TECHNOLOGIES INC.
By:	/s/Rasmus Norling
Name:	Rasmus Norling
Title:	CEO, President
Dated:	March 28, 2013

By:	/s/John daCosta
Name:	John daCosta
Title:	CFO
Dated:	March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Poly Shield Technologies Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/Rasmus Norling	President, Chief Executive Officer,	March 28, 2013
Rasmus Norling	(Principal Executive Officer)
and Member of the Board of Directors

/s/John da Costa	Chief Financial Officer,	March 28, 2013
John da Costa	(Principal Financial Officer and Principal Accounting Officer)
Corporate Secretary, Treasurer
and Member of the Board of Directors

/s/Mitchell R. Miller	Member of the Board of Directors	March 28, 2013
Mitchell R. Miller