Form 10-Q
period 2013-03-31
Poly Shield Technologies Inc.
filed 2013-05-14
CIK 1143238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 9, 2013, the Issuer had 187,845,005 shares of common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months period ended March 31, 2013, are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Poly Shield” mean Poly Shield Technologies Inc. and our subsidiaries Ecolutions Inc. and New World Technologies Group Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

POLY SHIELD TECHNOLOGIES INC.
(Formerly Globetrac Inc.)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS

Current assets
Cash	$257	$6,969
Accounts receivable	3,834	-
Prepaids	923	2,308
Advances	-	80,000
	5,014	89,277

Investment in option and license	874,480	946,355
Investment in distribution and license rights	53,000	-
	$932,494	$1,035,632

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$215,211	$109,111
Accrued liabilities	137,415	112,577
Notes and advances payable	751,773	603,427
Due to related parties	162,065	165,117
	1,266,464	990,232

Stockholders' equity (deficit)
Common stock $0.001 par value, 200,000,000 common shares authorized, 187,845,005 issued and outstanding at March 31, 2013 ( December 31, 2012 - 33,745,005)	187,845	33,745
Additional paid in capital	2,193,903	2,295,003
Accumulated deficit	(2,727,383)	(2,295,013)
Accumulated other comprehensive income	11,665	11,665
	(333,970)	45,400
	$932,494	$1,035,632

The accompanying notes are an integral part of these interim consolidated financial statements

POLY SHIELD TECHNOLOGIES INC.
(Formerly Globetrac Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2013	2012

Royalty income	$10,219	$6,169

Amortization of license	71,875	-
General and administrative expenses	304,570	28,164
Royalty fee	25,000	-
Loss before other items	(391,226)	(21,995)

Other items
Interest expense	(41,144)	(1,677)

Net loss	$(432,370)	$(23,672)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	126,210,561	31,728,339

The accompanying notes are an integral part of these interim consolidated financial statements

POLY SHIELD TECHNOLOGIES INC.
(Formerly Globetrac Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(unaudited)

					Accumulated
	Common shares		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2011	31,727,775	$31,728	$1,292,020	$(1,517,213)	$11,665	$(181,800)

Adjustment to shares due to rollback	564	-	-	-	-	-
Shares issued on purchase of a license agreement	1,666,667	1,667	898,333	-	-	900,000
Shares issued for cash	350,000	350	104,650	-	-	105,000
Net loss for the year ended December 31, 2012	-	-	-	(777,800)	-	(777,800)

Balance at December 31, 2012	33,745,005	33,745	2,295,003	(2,295,013)	11,665	45,400

Shares issued under employment agreement	154,000,000	154,000	81,466,000	-	-	81,620,000
Deferred compensation	-	-	(81,620,000)	-	-	(81,620,000)
Shares issued for purchase of subsidiary	100,000	100	52,900	-	-	53,000
Net less for the three months ended March 31, 2013	-	-	-	(432,370)	-	(432,370)

Balance at March 31, 2013	187,845,005	$187,845	$2,193,903	$(2,727,383)	$11,665	$(333,970)

The accompanying notes are an integral part of these interim consolidated financial statements

POLY SHIELD TECHNOLOGIES INC.
(Formerly Globetrac Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2013	2012

Cash flows used in operating activities

Net loss	$(432,370)	$(23,672)

Non cash items:
Amortization	71,875	-
Changes in operating assets and liabilities:
Accounts receivable	(3,834)	528
Prepaids	1,385	-
Advances	80,000	-
Accounts payable	106,100	(2,245)
Accrued liabilities	24,838	5,640
Due to related parties	(3,052)	8,560
Notes and advances payable	35,245	407
Net cash used in operating activities	(119,813)	(10,782)

Cash flows from financing activities
Notes payable to related party	-	12,000
Notes payable	40,000	-
Advances payable	73,101	-
Net cash provided by financing activities	113,101	12,000

Net increase (decrease) in cash	(6,712)	1,218
Cash, beginning	6,969	707
Cash, ending	$257	$1,925

Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements

POLY SHIELD TECHNOLOGIES INC.
(Formerly GLOBETRAC INC.)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Poly Shield Technologies Inc. (the “Company”) was in the global wireless tracking business in Europe until November 1, 2004, when it exchanged this business for a royalty of 6% on future gross sales.  This royalty agreement expires on October 31, 2015.

On March 12, 2012, the Company entered into an agreement to purchase the rights to market the products of Teak Shield Corp. (“Teak Shield”). Teak Shield has several proprietary processes for the production of coatings used to protect surfaces from corrosion, oxidation and degradation (Note 4).

On December 1, 2012, the Company entered into an agreement (the “Employment Agreement”) with Rasmus Norling (the “Vendor”), the inventor and owner of certain technology used to remove alkali metal from fuel in efforts to protect gas turbines from corrosion (Note 3).

On January 31, 2013, the Company acquired all of the issued and outstanding shares in the capital of Ecolutions, Inc., (“Ecolutions”) which was formed by the Vendor on November 15, 2012, for the purpose of developing and marketing environmental and pollution emission solutions internationally. As a result of the acquisition, Ecolutions became a wholly owned subsidiary of the Company (Note 5).

Basis of presentation
The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Poly Shield Technologies Inc. for the year ended December 31, 2012. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012, included in the Company’s report on Form 10-K.

Going Concern
The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  These unaudited interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 – RELATED PARTY TRANSACTIONS
	March 31, 2013	December 31, 2012
Due to a company controlled by a director (a)	$25,205	$29,838
Due to a director of the Company (a)	262	262
Due to a company controlled by a relative of a shareholder (a)	33,107	33,107
Advance due to a relative of a shareholder (a)	15,000	15,000
Convertible notes due to a shareholder (b)	17,725	17,423
Convertible notes due to a relative of a shareholder (b)	41,004	40,305
Notes due to a relative of a shareholder (c)	29,762	29,182
Due to related parties	$162,065	$165,117

(a)	Amounts are unsecured, are due on demand and bear no interest.
(b)
The convertible notes payable to related parties are due on demand, unsecured, bear interest at 7% per annum; the notes are convertible at the lower of $0.50 or the market price of the shares at the time of conversion.

(c)	The note payable to related party is due on demand, unsecured and bears interest at 8% per annum.

During the three months ended March 31, 2013 and 2012, the Company paid $37,500 and $16,800 in administrative fees to a company controlled by a director.

NOTE 3 – EMPLOYMENT AGREEMENT

On December 6, 2012, the Company entered into an Employment Agreement with the Vendor. This agreement became effective on February 5, 2013, (“Effective Date”) when the Company’s board of directors determined that the Vendor had satisfied his obligations to deliver certain deliverables including a ten year license for the rights to utilize, market, sell and distribute emission abatement technologies and certain intellectual property (“Minimum Technology Rights”). Under the terms of the Employment Agreement, the Vendor was appointed the Company’s Chief Executive Officer and received a signing bonus of $180,000. Beginning on the first anniversary of the Effective Date, the Vendor will be paid an annual base salary of $180,000 per year. In addition, on the Effective Date, the Company issued 154,000,000 shares of its common stock with a fair value of $81,620,000, which were placed in escrow and will be released to the Vendor upon delivery of bona fide contracts for the sale or lease of products or services at a rate of one share for each $0.25 in revenue. Escrowed stock will be released in increments of 1,250,000 shares of common stock. Escrowed stock which will not be eligible for release by December 31, 2013, will be forfeited.

On January 12, 2013, as part of the Minimum Technology Rights required by Employment Agreement, the Vendor assigned to the Company rights to U.S. and European patent applications for the desalination “Bio Scrubber” technology.

NOTE 4 – LICENSE AGREEMENT

On March 12, 2012, the Company entered into a license agreement with Teak Shield (the “Teak Shield License”) and its owners Robert and Marion Diefendorf (the “Licensors”) whereby the Company has acquired a license to market and sell Teak Shield’s licensed products. In exchange, the Company agreed to pay a 5% royalty to the Licensors with a minimum $100,000 annual royalty payment, and agreed to issue to the Licensors 1,666,667 shares of the Company.  At March 31, 2013, the Company has accrued $95,833 in royalty payable under this agreement.

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

The Teak Shield License and the Teak Shield Option are in effect for two years from the completion of the acquisition, and may be automatically renewed for a further two years. During the three months ended March 31, 2013, amortization expense of $71,875 (2012 - $Nil) was recorded.

The following table summarizes investment in option and license:

	March 31, 2013	December 31, 2012
Purchase price of Teak Shield License	$900,000	$900,000
Purchase price of Teak Shield Option	250,000	250,000
Amortization for the period	(275,520)	(203,645)
Total investment in option and license	$874,480	$946,355

In connection with the purchase of the Teak Shield Option, on April 19, 2012, the Company signed a loan agreement for $260,000, repayable on June 30, 2013 (the “Acamar Loan”) (Notes 6 and 7).  Interest is calculated at 3.5% per month for an effective rate of 51% per annum.  The minimum interest payable on the loan is $26,000. The loan is secured by the Teak Shield License.

NOTE 5 – DISTRIBUTION AND LICENSE RIGHTS

On January 31, 2013, the Company issued 100,000 shares of its restricted common stock with a fair value of $53,000 as a purchase price for all of the issued and outstanding shares in the capital of Ecolutions which held the rights to the intellectual property of Green Tech Marine AS (“GTM”). As a result of acquiring Ecolutions, the Company acquired distribution and license rights to the Exhaust Scrubber (the “GTM Contracts”), a proprietary exhaust gas scrubber technology developed by GTM.

Under the terms of the GTM Contracts, the Company is granted exclusive distribution rights for the Exhaust Scrubber for all of North America and Singapore, as well as non-exclusive distribution rights for the rest of the world (excluding any existing GTM customers and customers not generated by the Company).

GTM has also provided the Company with an exclusive license to manufacture, sell and distribute the Exhaust Scrubber and the related technologies in North America and Singapore, and non-exclusive rights to the rest of the world (excluding any existing GTM customers and customers not generated by the Company).

The GTM Contracts are in effect for ten years until November 15, 2022, and may be automatically renewed for a further ten year period unless either party gives written notice of termination at least 90 days prior to the then current term.

The GTM Contracts are amortized over 10 years on a straight line basis.

NOTE 6 – NOTES AND ADVANCES PAYABLE

On February 5, 2013, the Company received a $40,000 advance which was added to the outstanding balance of the Acamar Loan. As of March 31, 2013, the total amount of the note payable under the Acamar Loan is $325,000 (Note 4).

During the three months ended March 31, 2013, the Company received advances for the total of $108,101. The advances do not bear interest, are due on demand and are unsecured.

During the three months ended March 31, 2013, the Company repaid a $35,000 advance received from an unrelated party. The advance bore no interest, was unsecured and due on demand.

NOTE 7 – SUBSEQUENT EVENTS

Advances Received Subsequent to March 31, 2013
Subsequent to March 31, 2013, the Company received an advance totaling $7,500, which was added to Acamar Loan, increasing the principle of the loan to $340,000. The Acamar Loan is a subject to an interest calculated at 3.5% per month for an effective rate of 51% per annum and is secured by the Teak Shield License.

On May 6, 2013, Acamar agreed to extend the Acamar Loan to June 30, 2013.

On May 7, 2013, the Company received $33,000 advance from an unrelated party. The advance does not bear interest, is unsecured and due on demand.

Acquisition of New World Technologies Group, Ltd.
On April 8, 2013, the Company acquired all of the outstanding shares of New World Technologies Group Inc. (“New World”) for consideration of $1. At the time of the acquisition, New World had no assets or liabilities.

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

OVERVIEW

We were incorporated under the laws of the State of Delaware on March 2, 2000, under the original name 411 Place.com Inc.  On February 28, 2001, we changed our name to Artescope, Inc., on July 29, 2002, we changed the name to GlobeTrac Inc. and on July 11, 2012, to Poly Shield Technologies Inc. On July 11, 2012, we also effected a consolidation of our issued and outstanding common stock on a one-for-three basis (the “Reverse Split”), without decreasing our authorized capital.  We currently have an authorized capital of 205,000,000 shares with a par value of $0.001, consisting of 200,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock with 187,845,005 shares of Common Stock currently issued and outstanding. Our principal executive offices are headquartered in Boca Raton, Florida.

We are in the business of marketing cost effective, energy efficient and durability solutions in various industries worldwide. Currently our main efforts are directed toward marketing of the Exhaust and Bio Scrubbers as well as the fluoropolymer products to various divisions of the marine industry, such as cruise, cargo, tanker and navy ships.

We acquired our US and European patent applications for the Bio Scrubber from Rasmus Norling, our CEO and Director. The Bio Scrubber is a patent pending system designed to significantly reduce the maintenance cost and premature failure of gas turbine engines by removing alkali metals that are usually present in fuel.

Under the terms of our Collaboration, Master Distributorship and License Agreements with Green Tech Marine AS, a Norwegian corporation, we act as the exclusive distributor for the Exhaust Scrubber in North America (the United States, Canada and Mexico) and Singapore, and a non-exclusive distributor for the Exhaust Scrubber for the rest of the world. The main purpose of the Exhaust Scrubber is to remove sulfur oxides and other particulate matter from exhaust gas produced by ships during normal operations.

We act as a worldwide distributor of the fluoropolymer coatings developed by Teak Shield Corp. Fluoropolymers are polymer materials containing fluorine atoms in their chemical structure. The unique electronic structure of the fluorine atom gives these coatings such excellent properties as outstanding chemical resistance, weather stability, low surface energy and extreme flexibility. One of the main usages for these products is in marine industry, which is why our fluoropolymer products complement our Exhaust and Bio Scrubbers.

In addition to the technologies described above, we have a royalty agreement with WebTech Wireless Inc. (“WebTech”) under which we have a royalty right to 6% of gross qualified sales made by WebTech to qualified potential customers related to our former wireless tracking and telematics equipment business.

During the next twelve months, we plan to refine our business and marketing plan for Bio and Exhaust Scrubbers as well as Teak Shield products and expand our presence in the marine technology market.

Recent Corporate Developments

The following corporate developments have occurred during the first quarter ended March 31, 2013, and up to the date of the filing of this report:

Patent Applications

On January 12, 2013, Mr. Norling assigned to us US and European patent applications for the Bio Scrubber, a system designed to remove alkali metals from fuel in order to protect gas turbine engines from high temperature corrosion. The patent applications represent one of the Minimum Technology Rights required by the Norling Agreement.  No additional consideration was paid to Mr. Norling for the assignment of these patent applications.

Collaboration Agreement, Master Distributor Agreement, and License Agreement

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

Issuance of shares of our common stock

On February 5, 2013, we issued 154,000,000 shares of our common stock at a deemed price of $0.25 per share as consideration for Mr. Norling’s employment agreement to act as Company’s Chief Executive Officer. On the date of the issuance the fare value of our common stock was $0.53 per common share, therefore we assigned a fair value of $81,620,000 to this issuance. The stock was issued pursuant to the provisions of Rule 506 of the Securities Act of 1933, as amend (the “Securities Act”), and is held in the custody of the Company, may not be sold, transferred or pledged, and is subject to forfeiture pending the satisfaction by Mr. Norling of certain performance incentives.

On January 31, 2013, we issued 100,000 shares of our common stock with a fair value of $53,000 as a purchase price for the Ecolutions, Inc. The shares were issued to Mr. Norling pursuant to the provisions of Rule 506 of the Securities Act on the basis of representations previously provided by Mr. Norling that he was an “accredited investor” as defined in Rule 501 of the Securities Act.

Acamar Loan Extension

On May 6, 2013, we received a letter from Acamar Investments, Inc. (“Acamar”), certifying that Acamar has agreed to extend the maturity date of the loan (the “Acamar Loan”) from April 19, 2013, to June 30, 2013. Acamar advanced the Acamar Loan to us in accordance with the terms of a loan agreement dated April 19, 2012, between Acamar and us. All remaining terms and conditions of the Loan Agreement remain unchanged. At the date of the filing of this report, we have borrowed a total of $325,000 under the Acamar Loan and accrued $59,766 in interest.

New World Technologies Group Inc.

On April 8, 2013, we acquired all of the outstanding shares of New World Technologies Group Inc. ("New World") for consideration of $1. New World will initially focus on marketing newly licensed proprietary technologies for use in commercial properties, and land and sea port based operations.

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percentage Increase / (Decrease)
	2013	2012
Royalty income	$10,219	$6,169	65.7%

Amortization of license	71,875	-	N/A
General and administrative	304,570	28,164	981.4%
Royalty fee	25,000	-	N/A
Operating expenses	401,445	28,164	1,325.4%
Interest	(41,144)	(1,677)	2,353.4%
Net loss	$432,370	$23,672	1,726.5%

Revenues

Our royalty revenue increased by $4,050 or 65.7% from $6,169 for the three months ended March 31, 2012, to $10,219 for the three months ended March 31, 2013. All of our revenue was the result of the 6% royalty under the Royalty Agreement with WebTech. The increase mainly resulted from a reorganization of WebTech’s European operations.

Operating Expenses

During the three months ended March 31, 2013, our operating expenses increased by $373,281 or 1,325.4% from $28,164 for the three months ended March 31, 2012, to $401,445 for the three months ended March 31, 2013.  This change was primarily caused by $192,514 in salary and withholding taxes paid to or accrued on behalf of our CEO, non-cash amortization expense of $71,875, recorded on our license and option rights under the Teak Shield License Agreement as well as accrued royalty fee payable to Teak Shield of $25,000. Our professional fees increased by $35,160, administration expenses by $20,667, and travel and entertainment expenses by $20,356. These increases were associated with the acquisition of the rights to the Exhaust Scrubber and the Bio Scrubber and the development of the Company’s business in those areas.

Our business efforts with respect to the Exhaust Scrubber, Bio Scrubber and fluoropolymer products are currently in the development stage, and thus, as we pursue the development of our new business, we expect our operating expenses to increase in the fiscal 2013 as compared to the prior year’s results.  In addition, because we do not have any operating history with respect to these business lines, it may be difficult for us to predict future operating expenses and capital requirements related to these businesses and our historical results are not expected to be reflective of future expenses and capital requirements.

Other Items

During the three months ended March 31, 2013, our interest expenses increased by $39,467, or 2,353.4% from $1,677 for the three months ended March 31, 2012, to $41,144 for the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	Three Months Ended March 31,		Percentage Increase /
	2013	2012	(Decrease)
Current Assets	$5,014	$89,277	(94.4)%
Current Liabilities	1,266,464	990,232	27.9%
Working Capital Deficit	$(1,261,450)	$(900,955)	40.0%

As of March 31, 2013, we had a cash balance of $257, a working capital deficit of $1,261,450 and negative cash flows from operations of $119,813 for the three months then ended. During the three months ended March 31, 2013, we primarily funded our operations with $113,101 in loans and advances received during this period.

Cash Flows

	Three Months Ended March 31,
	2013	2012
Cash Flows Used in Operating Activities	$(119,813)	$(10,782)
Cash Flows Provided by Financing Activities	113,101	12,000
Net Increase (Decrease) in Cash During Period	$(6,712)	$1,218

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2013, was $119,813. This cash was primarily used to cover our operating loss of $432,370, increase in accounts receivable for $3,834 and decrease in due to related parties of $3,052. These uses of cash were offset by decreases in our prepaid expenses and advances of $1,385 and $80,000, respectively; increases in accounts payable of $106,100, accrued liabilities of $24,838, and accrued interest on notes and advances payable of $35,245. During the same period we recorded a non-cash item of $71,875 for amortization of the license and option to purchase.

Net cash used in operating activities during the three months ended March 31, 2012, was $10,782. This cash was primarily used to cover our operating loss of $23,672 and to decrease our account payable by $2,245. These uses of cash were offset primarily by increases in due to related parties and accrued liabilities of $8,560 and 5,640, respectively, and a decrease in accounts receivable of $528.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2013, we received $40,000 in loans from unrelated parties. In addition, we recorded $73,101 in advances received from unrelated parties net of a $35,000 repayment.

During the three months ended March 31, 2012, we received $12,000 in exchange for a non-convertible note payable to a related party.

Net Cash Used in Investing Activities

We did not have any investing activities during the three months ended March 31, 2013 and 2012.

Going Concern

The notes to our financial statements at March 31, 2013, disclose our uncertain ability to continue as a going concern. We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to qualified customers in Europe. This royalty agreement ends on November 1, 2015, which will end the revenue from this source. Our Teak Shield contract as well as acquisition of the rights to distribute Bio Scrubber and Exhaust Scrubber have not started generating any revenue.

We have accumulated a deficit of $2,727,383 since inception and additional financing will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking contracts for our new technologies. However, we cannot assure you that we will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties

Off-Balance Sheet Arrangements

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At March 31, 2013, and December 31, 2012, our allowance for doubtful accounts was $0.

At March 31, 2013, our accounts receivable consisted of royalty revenue for the months of February and March 2013. As of the date of the filing, we have not received payment of the recorded royalty.

Foreign Exchange Risk

We are subject to foreign exchange risk on our royalty revenue and some purchases which are denominated in Canadian dollars. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the U.S. dollar.  Foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currency result in gains and losses that are reflected in our Statement of Operations. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenue. Conversely, our net revenue will decrease when the U.S. dollar strengthens against foreign currencies. We do not believe that we have any material risk due to foreign currency exchange.

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

At March 31, 2013, we had $257 in cash on deposit with a large chartered Canadian bank; $243 of this cash was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  We continually monitor the financial condition of our customer to reduce the risk of loss. We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At March 31, 2013, we had $3,834 in royalties receivable from this source.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2013. Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From November 2004 through the date of fling of this report  on Form 10-Q, our sole source of revenue was from royalties received from WebTech on the sale of global wireless tracking and telematics equipment from qualified customers. In 2012 WebTech closed their UK office and curtailed some of their European operations. Even though WebTech continues its sales in Europe through its head office based in Canada, we cannot accurately predict future revenue from our royalty agreement due to uncertainties resulting form the WebTech’s changes in operations.

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

Intellectual property rights, including patents, trade secrets, confidential information, trademarks, tradenames and other forms of trade dress, are important to our business. We endeavor to protect our intellectual property rights in jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported. However, we may be unable to obtain protection for our intellectual property in key jurisdictions. We have designed and implemented internal controls to restrict access to and distribution of our intellectual property. Despite these precautions, our intellectual property is vulnerable to unauthorized access through employee error or actions, theft and cyber security incidents, and other security breaches.

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

At the moment, none of our main competitors for the Exhaust Scrubber has received a full approval (EPA, USCG, MEPC) for operation on commercial vessels. The scrubbers used by these competitors are limited to operating with caustic soda or in the open loop, which increases operating costs and risks due to the nature and sensitivity of the chemicals. However, should these companies get the full approval or develop and introduce more enhanced technologies, we could face a decline in the market share for our Exhaust Scrubbers.

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

In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

•	economic, political and social instability;
•	currency restrictions and exchange rate fluctuations;
•	potential submission to the jurisdiction of a foreign court or arbitration panel;
•	import and export quotas;
•	longer payment cycles and problems collecting accounts receivable,
•	potential vessel seizure, terrorist attacks, piracy, kidnapping, the expropriation of assets and other governmental acts
•	pandemics or epidemics that disrupt worldwide trade or the movement of vessels;
•	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act as well as other anti-corruption laws; and
•	the imposition of unanticipated or increased taxes, increased environmental and safety regulations or other forms of public and governmental regulation that increase our operating expenses.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All unregistered equity sales during the three months ended March 31, 2013, have been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, or in our Current Reports on Form 8-K filed during the period.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           MINE SAFETY DISCLOSURES.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

All Exhibits required to be filed with this Quarterly Report on Form 10-Q are included in this Quarterly Report or incorporated by reference to our previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-33309 and 333-66590.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.3	Certificate of Amendment to Certificate of Incorporation – Name Change to Poly Shield Technologies Inc.(7)
3.4	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(3)
10.2	Letter Agreement dated June 9, 2011, among the Company, Angelo Scola, and Thermoforte Green, LLC.(4)
10.3	Letter Agreement dated September 26, 2011, among the Company, David Bernard, and Michael Avatar .(5)
10.4	Technology License Agreement with Option to Purchase dated March 12, 2012, between the Company, Teak Shield Corp., and Robert and Marion Diefendorf. (5)
10.5	Loan Agreement dated April 19, 2012, between GlobeTrac Inc. and Acamar Investments Inc.(5)
10.6	Acamar Promissory Note dated April 19, 2012, given the Company in favor of Acamar Investments, Inc.(5)
10.7	Security Agreement dated April 19, 2012, granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(5)
10.8	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(6)
10.9	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(6)
10.10	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(6)
10.11	Extension letter dated October 17, 2012, from Acamar Investments, Inc. (8)
10.12	Amendment No. 1 to Loan Agreement and Promissory Note dated November 16, 2012, between Poly Shield Technologies Ltd. and Acamar Investments, Inc.(9)
10.13	Employment Agreement between Rasmus Norling and Poly Shield Technologies, Inc. dated December 1, 2012. (10)
10.14	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.15	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.16	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(12)
10.17	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(12)
10.18	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(12)
10.19	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS. (11)
10.20	Share Purchase Agreement dated April 8, 2013, between J. Douglas Faulkner and Poly Shield Technologies Inc.(13)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed as an exhibit to our Registration statement on Form SB-2 filed on August 2, 2001.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on April 15, 2003.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on November 14, 2005.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on June 10, 2011.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on September 30, 2011.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2012.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on July 13, 2012.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on November 6, 2012.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on December 7, 2012.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2012.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2013.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2013.
(13)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLY SHIELD TECHNOLOGIES INC.

By:	/s/ Rasmus Norling
Name:	Rasmus Norling
Title:	Chief Executive Officer, President (Principal Executive Officer)
Dated:	May 13, 2013

By:	/s/ John da Costa
Name:	John da Costa
Title:	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
Dated:	May 13, 2013