Form 10-Q
period 2013-06-30
Poly Shield Technologies Inc.
filed 2013-08-13
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 13, 2013, the Issuer had 187,995,005 shares of common stock, issued and outstanding.

i

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2013, are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Poly Shield” mean Poly Shield Technologies Inc. and our subsidiaries Ecolutions Inc. and New World Technologies Group Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

POLY SHIELD TECHNOLOGIES INC.

(Formerly Globetrac Inc.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Current assets
Cash	$125,973	$6,969
Accounts receivable	2,793	-
Prepaids	7,000	2,308
Advances	-	80,000
	135,766	89,277

Investment in option and license	802,604	946,355
Investment in distribution and license rights	50,792	-
	$989,162	$1,035,632

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$196,328	$156,494
Accrued liabilities	164,901	112,577
Unearned revenue	350,000	-
Notes and advances payable	891,723	691,060
Due to related parties	5,722	30,101
	1,608,674	990,232

Stockholders' equity (deficit)
Common stock $0.001 par value, 200,000,000 common shares authorized, 187,845,005 issued and outstanding at June 30, 2013 (December 31, 2012 - 33,745,005)	187,845	33,745
Additional paid in capital	2,193,903	2,295,003
Obligation to issue shares	45,000	-
Accumulated deficit	(3,057,925)	(2,295,013)
Accumulated other comprehensive income	11,665	11,665
	(619,512)	45,400
	$989,162	$1,035,632

The accompanying notes are an integral part of these interim consolidated financial statements

POLY SHIELD TECHNOLOGIES INC.

(Formerly Globetrac Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Royalty income	$3,757	$(692)	$13,976	$5,477

Amortization of license	74,084	59,895	145,959	59,895
General and administrative expenses	185,674	115,315	490,601	143,479
Royalty fee	25,000	20,833	50,000	20,833
Loss before other items	(281,001)	(196,735)	(672,584)	(218,730)

Other items
Interest expense	(49,184)	(24,818)	(90,328)	(26,495)

Net loss	$(330,185)	$(221,553)	$(762,912)	$(245,225)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	187,845,005	33,172,177	157,198,044	32,449,955

The accompanying notes are an integral part of these interim consolidated financial statements

POLY SHIELD TECHNOLOGIES INC.

(Formerly Globetrac Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

						Accumulated
	Common shares		Obligation	Additional		Other
	Number of		to Issue	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Capital	Deficit	Income	Total

Balance at December 31, 2011	31,727,775	$31,728	$-	$1,292,020	$(1,517,213)	$11,665	$(181,800)

Adjustment to shares due to rollback	564	-	-	-	-	-	-
Shares issued on purchase of a license agreement	1,666,667	1,667	-	898,333	-	-	900,000
Shares issued for cash	350,000	350	-	104,650	-	-	105,000
Net loss for the year ended December 31, 2012	-	-	-	-	(777,800)	-	(777,800)

Balance at December 31, 2012	33,745,005	33,745	-	2,295,003	(2,295,013)	11,665	45,400

Shares issued under employment agreement	154,000,000	154,000	-	81,466,000	-	-	81,620,000
Deferred compensation	-	-	-	(81,620,000)	-	-	(81,620,000)
Shares issued for purchase of subsidiary	100,000	100	-	52,900	-	-	53,000
Obligation to issue shares			45,000				45,000
Net loss for the six months ended June 30, 2013	-	-	-	-	(762,912)	-	(762,912)

Balance at June 30, 2013	187,845,005	$187,845	$45,000	$2,193,903	$(3,057,925)	$11,665	$(619,512)

The accompanying notes are an integral part of these interim consolidated financial statements

POLY SHIELD TECHNOLOGIES INC.

(Formerly Globetrac Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months Ended June 30,
	2013	2012

Cash flows used in operating activities

Net loss	$(762,912)	$(245,225)

Non cash items:
Amortization	145,959	59,895
Website design	45,000	-
Foreign exchange expense	(10,428)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,793)	3,445
Prepaids	(4,692)	(9,683)
Advances receivable	80,000	-
Advances payable	44,765	-
Accounts payable	39,834	25,838
Accrued liabilities	52,324	11,995
Unearned revenue	350,000	-
Due to related parties	(24,379)	(3,089)
Accrued interest	89,712	7,988
Net cash used in operating activities	42,390	(148,836)

Cash flows from financing activities
Notes payable to related party	-	12,000
Notes payable	76,614	446,437
Net cash provided by financing activities	76,614	458,437

Cash flows used in investing activities
Investment in option agreement	-	(250,000)
Net cash used in investing activities	-	(250,000)

Net increase in cash	119,004	59,601
Cash, beginning	6,969	707
Cash, ending	$125,973	$60,308

Cash paid for:
Income tax	$-	$-
Interest	$2,731	$18,506

The accompanying notes are an integral part of these interim consolidated financial statements

POLY SHIELD TECHNOLOGIES INC.

(Formerly GLOBETRAC INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

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

Basis of presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Poly Shield Technologies Inc. for the year ended December 31, 2012. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012, included in the Company’s report on Form 10-K.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

	June 30, 2013	December 31, 2012
Due to a company controlled by a director (a)	$5,460	$29,839
Due to a director of the Company (a)	262	262
Due to related parties	$5,722	$30,101

a)  Amounts are unsecured, are due on demand and bear no interest.

During the six months ended June 30, 2013 and 2012, the Company paid $80,000 and $35,500 respectively in administrative fees to a company controlled by a director.

NOTE 3 - EMPLOYMENT AGREEMENT

On December 6, 2012, the Company entered into an Employment Agreement with the Vendor. This agreement became effective on February 5, 2013 (“Effective Date”) when the Company’s board of directors determined that the Vendor had satisfied his obligations to deliver certain deliverables including a ten year license for the rights to utilize, market, sell and distribute emission abatement technologies and certain intellectual property (“Minimum Technology Rights”). Under the terms of the Employment Agreement, the Vendor was appointed the Company’s Chief Executive Officer and received a signing bonus of $180,000. Beginning on the first anniversary of the Effective Date, the Vendor will be paid an annual base salary of $180,000 per year. In addition, on the Effective Date, the Company issued 154,000,000 shares of its common stock with a fair value of $81,620,000, which were placed in escrow and will be released to the Vendor upon delivery of bona fide contracts for the sale or lease of products or services at a rate of one share for each $0.25 in revenue. Escrowed stock will be released in increments of 1,250,000 shares of common stock. Escrowed stock which will not be eligible for release by December 31, 2013, will be forfeited.

On January 12, 2013, as part of the Minimum Technology Rights required by Employment Agreement, the Vendor assigned to the Company rights to U.S. and European patent applications for the desalination “Bio Scrubber” technology.

NOTE 4 - LICENSE AGREEMENT

On March 12, 2012, the Company entered into a license agreement with Teak Shield (the “Teak Shield License”) and its owners Robert and Marion Diefendorf (the “Licensors”) whereby the Company has acquired a license to market and sell Teak Shield’s licensed products. In exchange, the Company agreed to pay a 5% royalty to the Licensors with a minimum $100,000 annual royalty payment, and agreed to issue to the Licensors 1,666,667 shares of the Company.  At June 30, 2013, the Company has accrued $120,833 in royalty payable under this agreement.

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

The Teak Shield License and the Teak Shield Option are in effect for two years from the completion of the acquisition, and may be automatically renewed for a further two years. During the six months ended June 30, 2013, amortization expense of $143,751 (2012 - $59,895) was recorded.

The following table summarizes investment in option and license:

	June 30, 2013	December 31, 2012
Purchase price of Teak Shield License	$900,000	$900,000
Purchase price of Teak Shield Option	250,000	250,000
Amortization for the period	(347,396)	(203,645)
Total investment in option and license	$802,604	$946,355

In connection with the purchase of the Teak Shield Option, on April 19, 2012, the Company signed a loan agreement for $260,000, repayable on December 31, 2013 (the “Acamar Loan”) (Note 6).  Interest is calculated at 3.5% per month for an effective rate of 51% per annum.  The minimum interest payable on the loan is $26,000. The loan is secured by the Teak Shield License.

NOTE 5 - DISTRIBUTION AND LICENSE RIGHTS

On January 31, 2013, the Company issued 100,000 shares of its common stock with a fair value of $53,000 as a purchase price for all of the issued and outstanding shares in the capital of Ecolutions which held the rights to the intellectual property of Green Tech Marine AS (“GTM”). As a result of acquiring Ecolutions, the Company acquired distribution and license rights to the Exhaust Scrubber (the “GTM Contracts”), a proprietary exhaust gas scrubber technology developed by GTM.

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

The GTM Contracts are amortized over 10 years on a straight line basis. During the six months ended June 30, 2013, amortization expense of $2,208 (2012 - $Nil) was recorded.

NOTE 6 - NOTES AND ADVANCES PAYABLE

On February 5, 2013, the Company received a $40,000 advance, on April 5, 2013 a $7,500 advance was received; and on May 13, 2013 a $7,000 advance was received, all of which were added to the outstanding balance of the Acamar Loan. As of June 30, 2013, the total amount of the note payable under the Acamar Loan is $339,500 (Note 4). On July 24, 2013, Acamar agreed to extend the Acamar Loan to December 31, 2013.

During the six months ended June 30, 2013, the Company received advances for the total of $140,236. The advances do not bear interest, are due on demand and are unsecured.

During the six months ended June 30, 2013, the Company repaid $45,000 in advances received from unrelated parties. The advances bore no interest, were unsecured and due on demand.

During the six months ended June 30, 2013, the Company repaid $20,000 in principal and $2,731 in interest on a loan received from an unrelated party. The loan was unsecured and due on demand.

NOTE 7 - SUBSEQUENT EVENTS

On May 28, 2013, the Company entered into an agreement for the development of marketing, branding and design services. Under the agreement, the Company was to pay the consultant the equivalent sum of $60,300 in shares of the Company. 150,000 shares were due when the agreement was executed. The 150,000 shares were issued subsequent to June 30, 2013 and have been recorded as an obligation to issue shares as at June 30, 2013.

On July 18, 2013 the company signed a contract with a major ship management company to install two DSOX-15 fuel scrubbers on two of their ships.  The agreement provides for the purchase of up to forty additional DSOX-15 fuel purification systems at the same price should the ship management company wish to do so. Under the agreement, the Company is required to maintain at its sole expense comprehensive general liability insurance with a minimum combined single limit of liability of $5,000,000. The policy shall be maintained during the term of the agreement. As at June 30, 2013, the Company has received a deposit for the two units.

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

We are in the business of marketing cost effective, energy efficient and durability solutions in various industries worldwide. Currently our main efforts are directed toward marketing of the Exhaust Scrubber and DSOX-15 fuel purification systems as well as the fluoropolymer products to various divisions of the marine industry, such as cruise, cargo, tanker and navy ships.  Through our wholey owned subsidiary, New World Technologies Group Inc., we also market commercial property efficiency products.

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

Our proprietary DSOX-15 Fuel Purification System is a cost-effective technology designed to remove sulfur from fuel in an effort to meet the upcoming sulfur emissions regulations due to take effect in 2015. The technology is directly aimed at the maritime industry which includes vessels for criuse-line, freight shipping and tanker companies and can be installed during normal vessel operation without the need to use expensive dry dock time. The technology has a worldwide application that is not limited to the maritime industry.

The New World Technologies’ WaterX heat recovery system has the potential to result in 30% or higher energy savings versus a standard HVAC system.  New World Technologies also offers its CoolX system for cooling tower upgrade and maintenance without the need for chemicals, and in full compliance of the new 8 cycle requirement set by EPA 2012 where the objective is to save water.  The EnergX system captures energy from exhaust fan units which is reused in the AC system to reduce load and energy consumption.

We act as a worldwide distributor of the fluoropolymer coatings developed by Teak Shield Corp. Fluoropolymers are polymer materials containing fluorine atoms in their chemical structure. The unique electronic structure of the fluorine atom gives these coatings such excellent properties as outstanding chemical resistance, weather stability, low surface energy and extreme flexibility. One of the main usages for these products is in marine industry, which is why our fluoropolymer products complement our Exhaust Scrubber and DSOX-15 fuel purification systems.

In addition to the technologies described above, we have a royalty agreement with WebTech Wireless Inc. (“WebTech”) under which we have a royalty right to 6% of gross qualified sales made by WebTech to qualified potential customers related to our former wireless tracking and telematics equipment business.

During the next twelve months, we plan to refine our business and marketing plan for the DSOX-15 and the Exhaust Scrubber as well as the New World Technologies and Teak Shield products and expand our presence in the marine technology market.

Recent Corporate Developments

The following corporate developments have occurred during the second quarter ended June 30, 2013, and up to the date of the filing of this report:

Acamar Loan Extension

On July 24, 2013, we received a letter from Acamar Investments, Inc. (“Acamar”), certifying that Acamar has agreed to extend the maturity date of the loan (the “Acamar Loan”) from June 30, 2013, to December 31, 2013. Acamar advanced the Acamar Loan to us in accordance with the terms of a loan agreement dated April 19, 2012, between Acamar and us. All remaining terms and conditions of the Loan Agreement remain unchanged. At the date of the filing of this report, we have borrowed a total of $339,500 under the Acamar Loan and accrued $104,037 in interest.

New World Technologies Group Inc.

On April 8, 2013, we acquired all of the outstanding shares of New World Technologies Group Inc. ("New World") for consideration of $1. New World will initially focus on marketing systems to increase commercial property efficiency including reduction of energy consumption, energy recovery, cooling tower upgrade and maintenance, and water system descaling and biofilm prevention.

Shares for Services

On May 28, 2013, we entered into an agreement for the development of marketing, branding and design services.  Under the terms of the agreement, we agreed to pay the consultant the sum of $60,300 payable in shares of our common stock at a deemed price of $0.2999 per share.  150,000 shares were due when the agreement was executed, which shares were issued in August 2013.  The remaining 51,067 shares will be issued upon completion of the services.  The shares were issued pursuant to the exemptions from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended, based on representations provided by the consultant that he is an accredited investor as defined in Regulation D.

Sales Agreement with LMS Ship Management Inc. (“LMS”)

On July 19, 2013, we entered into sales and purchase agreement with LMS dated effective July 18, 2013 for the installation of two DSOX-15 fuel scrubbers on cargo ships operated and manged by LMS.  The agreement also provides LMS with an option to purchase up to 40 additional DSOX-15 fuel purification systems at the same price.  Additional details of our agreement with LMS are provided in our Current Report on Form 8-K, filed on July 24, 2013.

RESULTS OF OPERATIONS

	Three months Ended June 30,		Percentage Increase / (Decrease)
	2013	2012
Royalty income	$3,757	$(692)	-642.9%

Amortization of license	74,084	59,895	23.7%
General and administrative	185,674	115,315	61.0%
Royalty fee	25,000	20,833	20.0%
Operating expenses	284,758	196,043	45.3%
Loss before interest expense	(281,001)	(196,735)	42.9%
Interest	(49,154)	(24,818)	98.2%
Net loss	$330,185	$221,553	49.0%

	Six months Ended June 30,		Percentage Increase / (Decrease)
	2013	2012
Royalty income	$13,976	$5,477	155.2%

Amortization of license	145,959	59,895	143.7%
General and administrative	490,601	143,479	241.9%
Royalty fee	50,000	20,833	140.0%
Operating expenses	686,560	224,207	206.2%
Loss before interest expense	(672,584)	(218,730)	207.5%
Interest	(90,328)	(26,495)	240.9%
Net loss	$762,912	$245,225	211.1%

Revenues

Our royalty revenue increased by $4,449 or 642.9% from a negative revenue of $692 for the three months ended June 30, 2012, to $3,757 for the three months ended June 30, 2013. All of our revenue was the result of the 6% royalty under the Royalty Agreement with WebTech. The increase mainly resulted from a reorganization of WebTech’s European operations. Revenues for the three months ended June 30, 2012 were negative due to an over accrual of estimated revenues in the prior quarter.

Our royalty revenue increased by $8,499 or 155.2% from $5,477 for the six months ended June 30, 2012, to $13,976 for the six months ended June 30, 2013. All of our revenue was the result of the 6% royalty under the Royalty Agreement with WebTech. The increase mainly resulted from a reorganization of WebTech’s European operations.

Operating Expenses

During the three months ended June 30, 2013, our operating expenses increased by $88,715 or 45.3% from $196,043 for the three months ended June 30, 2012, to $284,758 for the three months ended June 30, 2013.  This change was primarily caused by: an increase of $45,000 in website design costs, an increase of $15,278 in salary and withholding taxes paid to or accrued on behalf of our CEO and an increase of $50,950 in travel. These increases were associated with the development of our  business related to the Exhaust Scrubber and the DSOX-15 fuel purification system along with the development of our new subsidiary, New World Technologies Group Inc.

During the six months ended June 30, 2013, our operating expenses increased by $462,353 or 206.2% from $224,207 for the six months ended June 30, 2012, to $686,560 for the six months ended June 30, 2013.  This change was primarily caused by $207,793 in salary and withholding taxes paid to or accrued on behalf of our CEO, non-cash amortization expense of $145,959, recorded on our license and option rights under the Teak Shield License Agreement, website design cost increase of $33,857, as well as accrued royalty fee payable to Teak Shield of $50,000. Our professional fees increased by $23,010, administration expenses by $44,500, and travel and entertainment expenses by $71,305. These increases were associated with the acquisition of the rights to the Exhaust Scrubber and the Bio Scrubber, along with the development of the DSOX-15 fuel purification system, our business and our new subsidiary, New World Technologies Group Inc.

Our business efforts with respect to the Exhaust Scrubber, DSOX-15 fuel purification system, New World products and fluoropolymer products are currently in the development stage, and thus, as we pursue the development of our new business, we expect our operating expenses to increase in the fiscal 2013 as compared to the prior year’s results.  In addition, because we do not have any operating history with respect to these business lines, it may be difficult for us to predict future operating expenses and capital requirements related to these businesses and our historical results are not expected to be reflective of future expenses and capital requirements.

Other Items

During the three months ended June 30, 2013, our interest expenses increased by $24,366, or 98.2% from $24,818 for the  three months ended June 30, 2012, to $49,184 for the three months ended June 30, 2013.

During the six months ended June 30, 2013, our interest expenses increased by $63,833, or 240.9% from $26,495 for the six months ended June 30, 2012, to $90,328 for the six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	June 30, 2013	December 31, 2012	Percentage Increase / (Decrease)
Current Assets	$135,766	$89,277	52%
Current Liabilities	1,608,674	990,232	62%
Working Capital Deficit	$(1,472,908)	$(900,955)	63%

As of June 30, 2013, we had a cash balance of $125,793, a working capital deficit of $1,472,908 and cash flows from operations of $4,596 for the  six months then ended. During the six months ended June 30, 2013, we primarily funded our operations with $187,500 in loans and advances received during this period and with a deposit received for the sale of DSOX-15 fuel purification systems.

Cash Flows

	Six months Ended June 30,
	2013	2012
Cash Flows Provided by (Used in) Operating Activities	$42,930	$(148,836)
Cash Flows Provided by Financing Activities	76,614	458,437
Cash Flows Used in Investing Activities	-	(250,000)
Net Increase in Cash During Period	$119,004	$59,601

Net Cash Used in Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2013, was $42,390. This cash was primarily provided by unearned revenue of $350,000 and was offset by our operating loss of $762,912  Cash from operations was also provided by a decrease in advances of $80,000, increases in accounts payable of $39,834, accrued liabilities of $52,325, and accrued interest on notes and advances payable of $89,712. During the same period we recorded non-cash items of $145,959 for amortization of the license and option to purchase and $45,000 for web site design expense.

Net cash used in operating activities during the six months ended June 30, 2012, was $148,836. This cash was primarily used to cover our operating loss of $245,225. These uses of cash were offset primarily by increases in due to accounts payable of $25,838 and accrued liabilities of $11,995. During the same period we recorded a non-cash item of $59,895 for amortization of the license and option to purchase.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2013, we received $194,835 in loans and advances from unrelated parties. In addition, we repaid $118,221 in loans and advances including $2,731 in interest. $89,712 in interest was accrued on the loans and we had a $10,228 gain on foreign exchange in holding of Canadian dollar denominated loans.

During the six months ended June 30, 2012, we received $12,000 in exchange for a non-convertible note payable to a related party and $446,437 in loans was received from unrelated parties. We also repaid $3,089 to related parties.

Net Cash Used in Investing Activities

We did not have any investing activities during the six months ended June 30, 2013.

In the six months ended June 30, 2012 we invested $250,000 for an option to purchase the assets of Teak Shield.  This is a two year option to purchase 100% of the Licensor’s ownership and interest in its proprietary rights and assets (the “Teak Shield Option”) including all licensed products, manufacturing, patents, intellectual property, technology, contracts, trademarks and goodwill for $250,000. To exercise the Teak Shield Option the Company must pay an additional $2,750,000.

Going Concern

The notes to our financial statements at June 30, 2013, disclose our uncertain ability to continue as a going concern. We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to qualified customers in Europe. This royalty agreement ends on November 1, 2015, which will end the revenue from this source. Our other products earned limited revenue.

On July 18, 2013 we signed a contract with a major ship management company to install two DSOX-15 fuel purification systems on two of their ships.  The agreement provides for the purchase of up to forty additional DSOX-15 fuel purification systems at the same price should the ship management company wish to do so.

We have accumulated a deficit of $3,057,925 since inception and increased sales will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking contracts for our new technologies. However, we cannot assure you that we will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties

Off-Balance Sheet Arrangements

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At June 30, 2013, and December 31, 2012, our allowance for doubtful accounts was $0.

At June 30, 2013, our accounts receivable consisted of royalty revenue for the months of May and June 2013. As of the date of the filing, we have not received payment of the recorded royalty.

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

At June 30, 2013, we had $125,973 in cash on deposit with a large chartered Canadian bank; $2,000 of this cash was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty income from one source and is not collateralized.  We continually monitor the financial condition of our customer to reduce the risk of loss. We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At June 30, 2013, we had $2,793 in royalties receivable from this source.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

Subsequent Events

On May 28, 2013, we entered into an agreement for the development of marketing, branding and design services. Under the agreement, the we agreed to pay the consultant the equivalent sum of $60,300 in shares of our common stock. 150,000 shares were due when the agreement was executed. The 150,000 shares were issued subsequent to June 30, 2013 and have been recorded as an obligation to issue shares as at June 30, 2013.

We signed a contract, dated effective July 19, 2013, with a major ship management company to install two DSOX-15 fuel scrubbers on two of their ships.  The agreement provides for the purchase of up to forty additional DSOX-15 fuel purification systems at the same price should the ship management company wish to do so. Under the agreement, we are required to maintain at our sole expense comprehensive general liability insurance with a minimum combined single limit of liability of $5,000,000. The policy shall be maintained during the term of the agreement. As at June 30, 2013,  we have received a deposit for the two units.

 On July 24, 2013, Acamar agreed to extend the Acamar Loan to December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2013. Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From November 2004 through the date of filing of this report on Form 10-Q, our sole source of revenue was from royalties received from WebTech on the sale of global wireless tracking and telematics equipment from qualified customers. In 2012 WebTech closed their UK office and curtailed some of their European operations. Even though WebTech continues its sales in Europe through its head office based in Canada, we cannot accurately predict future revenue from our royalty agreement due to uncertainties resulting form the WebTech’s changes in operations.

We have earned limited revenues from the sale of products or services related to the Exhaust Scrubber, the DSOX-15 fuel purification system, the New World Technologies products and the fluoropolymer products.

Our current principal business focus is on the sale of products and services related to the Exhaust Scrubber, the DSOX-15 fuel purification system, the New World Technologies products and the Teak Shield fluoropolymer products.  However, our efforts in these areas are in the development stage and we have earned limited revenues related to these business efforts, and there is no assurance that we will be able to earn revenues from these businesses in the future.

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

We have a lack of operating history in the fluoropolymer, scrubber and commercial property efficiency industries and there is no assurance that our business efforts in these fields will be successful.

With our entry into the Teak Shield License Agreement, GTM Contracts, and development of the DSOX-15 fuel purification system technology and the New World Technologies products, we have added to our business. Although our Board of Directors and Executive Officers have extensive business experience, they do not have experience in the fluoropolymer industry, and aside from our Chief Executive Officer, limited experience in the scrubber industry. Some of our competitors may have greater experience and/or greater financial resources than we do at this time. We intend to hire experienced sales and consulting teams to market our products. However, we have no history of earning revenue in the fluoropolymer, as well as the Exhaust and the DSOX-15 fuel purification system and New World Technologies businesses, and there is no assurance that our business efforts in these industries will prove successful.

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

We expect the majority of our future revenue to come from sales of our DSOX-15, which is heavily dependent on current and future IMO Regulations being enforced by international signatories to MARPOL Annex VI.  While currently, the United States, Canada and the E.U. have ECA’s in place, and sulfur oxide limit restrictions in these ECA’s are expected to drop, there can be no assurance that this will happen.  A change in the current and upcoming IMO regulations could have a significant material impact on our financial results.

Unforeseen complications during the installation of the Exhaust and DSOX-15 fuel purification systems can potentially halt ships operation, which could adversely affect our sales, results of operations or cash flows, as well as increase potential for lawsuits filed against us.

Our Exhaust and DSOX-15 fuel purification systems can be installed on a ship without disruption to the ship’s operations. However, if the planning and/or execution of the installation process have flaws, we can face a situation where the ship’s operation has to be halted in order to complete installation. Depending on the type of the ship and its machinery, this risk can be mitigated by scheduling the operation of a different engine. However, if the alternative engine is not available, we will have no choice but to stop the operation of the ship.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 28, 2013, We agreed to issue 201,067 shares of our common stock at a deemed price of $60,300 or $0.2999 per share in exchange for consulting services.  The information required by this Item 2 is provided in Part I of this report under “Recent Corporate Developments”

All other unregistered equity sales during the six months ended June 30, 2013, have been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, or in our Current Reports on Form 8-K filed during the period.

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

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.3	Certificate of Amendment to Certificate of Incorporation - Name Change to Poly Shield Technologies Inc.(7)
3.4	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(3)
10.2	Letter Agreement dated June 9, 2011, among the Company, Angelo Scola, and Thermoforte Green, LLC.(4)
10.3	Letter Agreement dated September 26, 2011, among the Company, David Bernard, and Michael Avatar .(5)
10.4	Technology License Agreement with Option to Purchase dated March 12, 2012, between the Company, Teak Shield Corp., and Robert and Marion Diefendorf. (5)

Exhibit Number	Description of Exhibit
10.5	Loan Agreement dated April 19, 2012, between GlobeTrac Inc. and Acamar Investments Inc.(5)
10.6	Acamar Promissory Note dated April 19, 2012, given the Company in favor of Acamar Investments, Inc.(5)
10.7	Security Agreement dated April 19, 2012, granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(5)
10.8	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(6)
10.9	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(6)
10.10	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(6)
10.11	Extension letter dated October 17, 2012, from Acamar Investments, Inc. (8)
10.12	Amendment No. 1 to Loan Agreement and Promissory Note dated November 16, 2012, between Poly Shield Technologies Ltd. and Acamar Investments, Inc.(9)
10.13	Employment Agreement between Rasmus Norling and Poly Shield Technologies, Inc. dated December 1, 2012. (10)

10.14	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.15	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.16	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(12)
10.17	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(12)
10.18	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(12)
10.19	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS. (12)
10.20	Share Purchase Agreement dated April 8, 2013, between J. Douglas Faulkner and Poly Shield Technologies Inc.(13)
10.21	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(14)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

(9) Filed as an exhibit to our Current Report on Form 8-K filed on December 7, 2012.

(10) Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2012.

(11) Filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2013.

(12) Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2013.

(13) Filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 14, 2013

(14) Filed as an exhibit to our Current Report on Form 8-K filed on July 24, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLY SHIELD TECHNOLOGIES INC.

By:	/s/ Rasmus Norling
Name:	Rasmus Norling
Title:	Chief Executive Officer, President (Principal Executive Officer)
Dated:	August 13, 2013

By:	/s/ John da Costa
Name:	John da Costa
Title:	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
Dated:	August 13, 2013