Form 10-Q
period 2013-09-30
Poly Shield Technologies Inc.
filed 2013-11-14
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  [  ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 13, 2013, the Issuer had 187,995,005 shares of common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2013, are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Poly Shield” mean Poly Shield Technologies Inc. and our subsidiaries Ecolutions, Inc. and New World Technologies Group Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

POLY SHIELD TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Current assets
Cash	$357,035	$6,969
Accounts receivable	287,902	-
Prepaids	95,534	2,308
Advances	-	80,000
Due from related party	151,886	-
	892,357	89,277

Equipment	14,462	-
Investment in option and license	730,728	946,355
Investment in distribution and license rights	49,467	-
	$1,687,014	$1,035,632

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$196,381	$156,494
Accrued liabilities	192,049	112,577
Unearned revenue	1,250,000	-
Notes and advances payable	935,533	691,060
Due to related parties	5,565	30,101
	2,579,528	990,232

Stockholders' equity (deficit)
Common stock $0.001 par value, 200,000,000 common shares authorized, 187,995,005 issued and outstanding at September 30, 2013 ( December 31, 2012 - 33,745,005)	187,995	33,745
Additional paid in capital	2,240,253	2,295,003
Accumulated deficit	(3,332,427)	(2,295,013)
Accumulated other comprehensive income	11,665	11,665
	(892,514)	45,400
	$1,687,014	$1,035,632

The accompanying notes are an integral part of these interim consolidated financial statements

POLY SHIELD TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Survey income	$60,000	$-	$60,000	$-
Royalty income	273,655	(929)	287,631	4,548
Total revenues	333,655	(929)	347,631	4,548

Amortization	73,450	71,875	219,409	131,770
General and administrative expenses	458,183	115,129	948,784	258,608
Royalty fee	25,000	25,000	75,000	45,833
Loss before other items	(222,978)	(212,933)	(895,562)	(431,663)

Other items
Interest expense	(51,524)	(32,325)	(141,852)	(58,820)

Net income (loss)	$(274,502)	$(245,258)	$(1,037,414)	$(490,483)

Net income (loss) per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	187,910,222	33,402,614	167,547,935	32,771,039

The accompanying notes are an integral part of these interim consolidated financial statements

POLY SHIELD TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(unaudited)

					Accumulated
	Common shares		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2011	31,727,775	$31,728	$1,292,020	$(1,517,213)	$11,665	$(181,800)

Adjustment to shares due to rollback	564	-	-	-	-	-
Shares issued on purchase of a license agreement	1,666,667	1,667	898,333	-	-	900,000
Shares issued for cash	350,000	350	104,650	-	-	105,000
Net loss for the year ended December 31, 2012	-	-	-	(777,800)	-	(777,800)

Balance at December 31, 2012	33,745,005	33,745	2,295,003	(2,295,013)	11,665	45,400

Shares issued under employment agreement	154,000,000	154,000	81,466,000	-	-	81,620,000
Deferred compensation	-	-	(81,620,000)	-	-	(81,620,000)
Shares issued for purchase of subsidiary	100,000	100	52,900	-	-	53,000
Shares issued for services	150,000	150	46,350	-	-	46,500
Net loss for the nine months ended September 30, 2013	-	-	-	(1,037,414)	-	(1,037,414)

Balance at September 30, 2013	187,995,005	$187,995	$2,240,253	$(3,332,427)	$11,665	$(892,514)

The accompanying notes are an integral part of these interim consolidated financial statements

POLY SHIELD TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2013	2012

Cash flows provided (used in) operating activities

Net loss	$(1,037,414)	$(490,483)

Non cash items:
Amortization	219,409	131,770
Website design	46,500	-
Foreign exchange expense	(6,141)	-
Changes in operating assets and liabilities:
Accounts receivable	(287,902)	4,373
Prepaids	(93,226)	(10,051)
Advances receivable	80,000	-
Accounts payable	39,887	48,116
Accrued liabilities	79,472	41,995
Unearned revenue	1,250,000	-
Due from related parties	(151,886)	-
Due to related parties	(24,536)	6,873
Accrued interest	141,235	22,170
Net cash provided (used in) operating activities	255,398	(245,237)

Cash flows from financing activities
Issuance of common shares		105,000
Notes payable to related party	-	12,000
Advance payable to related party	-	15,000
Notes payable	109,379	463,147
Net cash provided by financing activities	109,379	595,147

Cash flows used in investing activities
Equipment	(14,711)	-
Investment in option agreement	-	(250,000)
Net cash used in investing activities	(14,711)	(250,000)

Net increase in cash	350,066	99,910
Cash, beginning	6,969	707
Cash, ending	$357,035	$100,617

Cash paid for:
Income tax	$-	$-
Interest	$92,731	$36,706

The accompanying notes are an integral part of these interim consolidated financial statements

POLY SHIELD TECHNOLOGIES INC.

(Formerly GLOBETRAC INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Poly Shield Technologies Inc. (the “Company”) was in the global wireless tracking business in Europe until November 1, 2004, when it exchanged this business for a royalty of 6% on future gross sales (the “Royalty Agreement”).  The Royalty Agreement expires on October 31, 2015.

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

On April 8, 2013, the Company acquired all of the outstanding shares of New World Technologies Group Inc. (“New World”) for consideration of $1. New World is in the business of marketing and installing water purification and energy recovery systems in residential buildings. At the time of the acquisition, New World had no assets or liabilities.

Basis of presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2012. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012, included in the Company’s report on Form 10-K.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation.  These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  These unaudited interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

The following table represents amounts due to related parties at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Due to a company controlled by a director (a)	$ 5,565	$ 29,839
Due to a director of the Company (a)	-	262
Due to related parties	$ 5,565	$ 30,101

a)  Amounts are unsecured, are due on demand and bear no interest.

During the period ended September 30, 2013, the Company advanced $151,886 to a director of the Company for the reimbursement of expenditures that were anticipated to be incurred on behalf of the Company during the period. As at September 30, 2013, these expenditures are no longer expected to be incurred and the director will return the funds to the Company. The amount is unsecured, non-interest bearing and due on demand.

As at September 30, 2013, $34,649 had been advanced to directors for reimbursement for future expenditures and have been recorded as prepaid expenses.

During the nine months ended September 30, 2013 and 2012, the Company incurred the following direct expenses with related parties:

	September 30, 2013	September 30, 2012
Administrative fees incurred to a company controlled by a director	$ 135,000	$ 73,000
Management fees incurred to a director	25,000	22,000
Management fees incurred to a director of a subsidiary	21,000	-
Management fees incurred to an officer of a subsidiary	18,000	-
Survey fees incurred to a director	60,000	-
Total transactions with related parties	$ 259,000	$ 95,000

NOTE 3 - EMPLOYMENT AGREEMENT

On December 1, 2012, the Company entered into an Employment Agreement with the Vendor. This agreement became effective on February 5, 2013 (“Effective Date”) when the Company’s board of directors determined that the Vendor had satisfied his obligations to deliver certain deliverables including a ten year license for the rights to utilize, market, sell and distribute emission abatement technologies and certain intellectual property (“Minimum Technology Rights”). Under the terms of the Employment Agreement, the Vendor was appointed the Company’s Chief Executive Officer and received a signing bonus of $180,000. Beginning on the first anniversary of the Effective Date, the Vendor will be paid an annual base salary of $180,000 per year. In addition, on the Effective Date, the Company issued 154,000,000 shares of its common stock with a fair value of $81,620,000, which were placed in escrow and will be released to the Vendor upon delivery of bona fide contracts for the sale or lease of products or services at a rate of one share for each $0.25 in revenue. Escrowed stock will be released in increments of 1,250,000 shares of common stock. Escrowed stock which will not be eligible for release by December 31, 2013, will be forfeited.

NOTE 4 - LICENSE AGREEMENT

On March 12, 2012, the Company entered into a license agreement with Teak Shield (the “Teak Shield License”) and its owners Robert and Marion Diefendorf (the “Licensors”) whereby the Company has acquired a license to market and sell Teak Shield’s licensed products. In exchange, the Company agreed to pay a 5% royalty to the Licensors with a minimum $100,000 annual royalty payment, and agreed to issue to the Licensors 1,666,667 shares of the Company.  At September 30, 2013, the Company has accrued $145,833 in royalty payable under this agreement.

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

The Teak Shield License and the Teak Shield Option are in effect for two years from the completion of the acquisition, and may be automatically renewed for a further two years. During the nine months ended September 30, 2013, amortization expense of $215,625 (2012 - $131,770) was recorded. The following table summarizes investment in option and license:

	September 30, 2013	December 31, 2012
Purchase price of Teak Shield License	$ 900,000	$ 900,000
Purchase price of Teak Shield Option	250,000	250,000
Amortization	(419,272)	(203,645)
Total investment in option and license	$ 730,728	$ 946,355

In connection with the purchase of the Teak Shield Option, on April 19, 2012, the Company signed a loan agreement for $260,000, repayable on October 31, 2013 (the “Acamar Loan”) (Note 8).  Interest is calculated at 3.5% per month for an effective rate of 51% per annum.  The minimum interest payable on the loan is $26,000. The loan is secured by the Teak Shield License.

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

Under the terms of the GTM Contracts, the Company was granted exclusive distribution rights for the Exhaust Scrubber for all of North America and Singapore, as well as non-exclusive distribution rights for the rest of the world (excluding any existing GTM customers and customers not generated by the Company).

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

The GTM Contracts are amortized over 10 years on a straight line basis. During the nine months ended September 30, 2013, amortization expense of $3,533 (2012 - $Nil) was recorded.

NOTE 6 - SHARE CAPITAL

On February 5, 2013, we issued 154,000,000 shares of our common stock with a fair value of $81,620,000 as consideration for Mr. Norling’s employment agreement to act as Company’s Chief Executive Officer.

On January 31, 2013, we issued 100,000 shares of our common stock with a fair value of $53,000 as a purchase price for the Ecolutions, Inc to Mr. Norling.

On July 1, 2013, we issued 150,000 common shares with a fair value of $0.31 per share for a total fair value of $46,500 in consideration for consulting and web design services.

NOTE 7 - EQUIPMENT

During the nine months ended September 30, 2013, the Company acquired $14,711 in testing equipment. Depreciation of $249 was recorded as at September 30, 2013.

NOTE 8 - NOTES AND ADVANCES PAYABLE

On various dates during the nine months ended September 30, 2013, the Company received a total of $92,500 in advances. On September 9, 2013, the Company made a partial payment to repay accumulated interest totalling $90,000. As of September 30, 2013, the total amount of the principal of the note payable under the Acamar Loan is $377,500 (Note 4). On July 24, 2013, Acamar agreed to extend the Acamar Loan to December 31, 2013.

During the nine months ended September 30, 2013, the Company received advances of $180,297. The advances do not bear interest, are due on demand and are unsecured.

During the nine months ended September 30, 2013, the Company repaid $55,000 in advances received from unrelated parties. The advances bore no interest, were unsecured and due on demand.

During the nine months ended September 30, 2013, the Company repaid $20,000 in principal and $2,731 in interest on a loan received from an unrelated party. The loan was unsecured and due on demand and bore interest at 8% per month compounded monthly.

NOTE 9 - UNEARNED REVENUE

During the quarter ended September 30, 2013, the Company received $1,250,000 in deposits on future installations.

NOTE 10 - SUBSEQUENT EVENT

Subsequent to the quarter ended September 30, 2013, the Company entered into a settlement agreement with regard to the Royalty Agreement (Note 1). $270,502 was received by the Company on November 1, 2013 in settlement of a discrepancy for royalties earned by the Company on previous sales under the Royalty Agreement. The amount was accrued and included in accounts receivable as at September 30, 2013.

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

OVERVIEW

We were incorporated under the laws of the State of Delaware on March 2, 2000, under the original name 411 Place.com Inc.  On February 28, 2001, we changed our name to Artescope, Inc., on July 29, 2002, we changed our name to GlobeTrac Inc. and on July 11, 2012, to Poly Shield Technologies Inc. On January 31, 2013 we acquired Ecolutions, Inc. and on April 8, 2013 we acquired New World Technologies Group, Inc. Both of these companies were created, and operate as separate subsidiaries.

On July 11, 2012, we effected a consolidation of our issued and outstanding common stock on a one-for-three basis, without decreasing our authorized capital.  We currently have authorized capital of 205,000,000 shares with a par value of $0.001, consisting of 200,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock with 187,995,005 shares of Common Stock currently issued and outstanding. Our principal executive offices are headquartered in Boca Raton, Florida.

We are in the business of developing and/or marketing cost effective, energy efficient and durability solutions in various industries worldwide. We currently have 3 business lines:

1.

 Developing and marketing emission reduction technologies for the marine industry;

2.

The distribution and marketing of energy saving and water purification technologies for use in real estate applications; and

3.

The distribution of fluoropolymer coatings developed by Teak Shield Corp.

Emission Reduction Technologies

Our current business efforts are focused on the development and marketing of technologies designed to help marine vessels meet upcoming emissions standards.  Currently our main efforts are directed towards research, development and marketing of our DSOX-15 Fuel Purification System (“DSOX-15”) to various divisions of the marine industry, including, but not limited, to cruise, cargo and tanker ships. The purpose and goal of the DSOX-15 is to decrease the amount of sulfur in the fuel used by the shipping industry. In addition to developing and marketing the DSOX-15 for installation on marine vessels, we are also currently exploring the development of an onshore DSOX-15 system.

In addition to the DSOX-15, we hold US and European patent applications for a separate technology that we call the Bio Scrubber.  We acquired the technology for the Bio Scrubber from Rasmus Norling, currently our Chairman, Chief Technology Officer and one of our Directors. The Bio Scrubber is a patent pending system designed to significantly reduce the maintenance cost and premature failure of gas turbine engines by removing alkali metals that are usually present in fuel.

We also have the exclusive North American distributor rights to market and sell a system referred to as an Exhaust Scrubber. The main purpose of the Exhaust Scrubber is to remove sulfur oxides and other particulate matter from exhaust gas produced by ships during normal operations. Under the terms of our Collaboration, Master Distributorship and License Agreements with Green Tech Marine AS, a Norwegian corporation, we act as the exclusive distributor for the Exhaust Scrubber in North America (the United States, Canada and Mexico) and Singapore, and a non-exclusive distributor for the Exhaust Scrubber for the rest of the world.

New World Technologies Group, Inc,

Through our wholly owned subsidiary, New World Technologies Group, Inc. (“New World”), we are also in the business of marketing and sales of products for saving on energy consumption and for water purification, with application to high rise condominium buildings.

Fluoropolymer Coatings

We also act as a worldwide distributor on behalf of Teak Shield Corporation for their fluoropolymer coating products. Fluoropolymers are polymer materials containing fluorine atoms in their chemical structure. The electronic structure of the fluorine atom gives these coatings chemical resistance, weather stability, low surface energy and extreme flexibility. One of the main usages for these products is in marine industry, complementing our Exhaust and Bio Scrubbers and our DSOX-15 fuel purification system.

WebTech Royalty

In addition to the technologies and business lines described above, we have a royalty agreement with WebTech Wireless Inc. (“WebTech”) under which we have a royalty right to 6% of gross qualified sales made by WebTech to qualified potential customers related to our former wireless tracking and telematics equipment business.  Our royalty agreement with WebTech is scheduled to terminate on October 31, 2015.

During the next twelve months, we plan to refine our business plan in which we anticipate expanding our presence in the marine technology market through marketing and installation of the DSOX-15 and Exhaust Scrubber.  We plan to continue and market our products and services held in New World Technologies.

Recent Corporate Developments

The following corporate developments have occurred during the period ended September 30, 2013, and up to the date of the filing of this report:

Issuance of shares of our common stock

On December 1, 2012, we consummated negotiations that began in October, 2012, in which the company agreed to issue 154,000,000 shares of our common stock at a deemed price of $0.25 per share based on fair market value equaling $38,500,000 at that time, as consideration for Mr. Norling’s employment agreement to act as Company’s Chief Executive Officer. On the date of the issuance the fair market value of our common stock was $0.53 per common share.  The stock was issued pursuant to the provisions of Rule 506 of the Securities Act of 1933, as amend (the “Securities Act”), and is held in the custody of the Company, may not be sold, transferred or pledged, and is subject to forfeiture pending the satisfaction by Mr. Norling of certain performance incentives.

Sales Agreement with Prestige Cruise Holdings, Inc.

On August 19, 2013, we entered into a binding term sheet agreement (the “Term Sheet Agreement”) dated August 16, 2013 with Prestige Cruise Holdings, Inc. (“Prestige”) for the purchase and sale of two DSOX-15 fuel scrubber systems.    In addition, we agreed to provide Prestige with an option to purchase up to seven additional DSOX-15 fuel scrubbers at the same price. This option expires on December 31, 2014.

Appointment of New Executive Officers and Directors

On September 9, 2013, we appointed Brad Eckenweiler as our new Chief Executive Officer, James Pakulis as our new President, and Jeffrey Buczek as our new Vice President of Engineering.  In addition, Mr. Eckenweiler, Mr. Pakulis and Mr. Buczek were also appointed to our Board of Directors.

To make room for Mr. Eckenweiler and Mr. Pakulis, Rasmus Norling voluntarily resigned as our Chief Executive Officer and President, and instead accepted appointment as our Chief Technology Officer.  Mr. Norling continues to serve on our Board of Directors.

Additional information on the appointment of Mr. Eckenweiler, Mr. Pakulis and Mr. Buczek are provided in our Current Report on Form 8-K, filed on September 13, 2013.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Percentage Change
	2013	2012
Survey income	$60,000	$-	N/A
Royalty income	273,655	(929)	29,557%
Total income	333,655	(929)	36,015%

Amortization	73,450	71,875	2.2%
General and administrative	458,183	115,129	298.0%
Royalty fee	25,000	25,000	-%
Operating expenses	556,633	212,004	162.6%
Loss before interest expense	(222,978)	(212,933)	4.7%
Interest	(51,524)	(32,325)	59.4%
Net loss	$274,502	$245,258	12%

	Nine Months Ended September 30,		Percentage Change
	2013	2012
Survey income	$60,000	$-	N/A
Royalty income	287,631	4,548	6,224%
Total income	347,631	4,548	7,544%

Amortization	219,409	131,770	66.5%
General and administrative	948,784	258,608	266.9%
Royalty fee	75,000	45,833	63.6%
Operating expenses	1,243,193	436,211	185.0%
Loss before interest expense	(895,562)	(431,663)	107.5%
Interest	(141,852)	(58,820)	141.2%
Net loss	$1,037,414	$490,483	111.5%

Revenues

Our revenue increased by $334,584 from a negative revenue of $929 for the three months ended September 30, 2012, to $333,655 for the three months ended September 30, 2013. Our revenue increased by $343,083 or 7,544% from $4,548 for the nine months ended September 30, 2012, to $347,631 for the nine months ended September 30, 2013. The increase in revenue was primarily the result of revenues received from WebTech for $287,631.  This included a $270,502 one-time accrual for a royalty discrepancy discovered by WebTech.  Our royalty agreement with WebTech is schedule to terminate on October 31, 2015.

We also received revenues from third party shipping companies who paid us in order to perform surveys on their respective ships for possible installations of our DSOX-15 systems, and surveys of residential buildings for installations of our water purification and energy recovery systems.  Revenues for the three months ended September 30, 2012 were negative due to an over accrual of estimated revenues in the prior quarter.

Operating Expenses

During the three months ended September 30, 2013, our operating expenses increased by $344,629 or 162.6% from $212,004 for the three months ended September 30, 2012, to $556,633 for the three months ended September 30, 2013.  This change was primarily caused by an increase of $90,939 in survey expenses on ships and in buildings, an increase of $55,000 in management fees, an increase of $62,411 in travel expenses, a $57,900 increase in consulting fees and a $41,628 increase in office expenses associated in part with securing new office space. These increases were associated with sales to shipping companies for surveys on their respective ships for our DSOX-15 system and for surveys of buildings for our water purification and energy recovery system product lines and the development of the Company’s business in those areas.

During the nine months ended September 30, 2013, our operating expenses increased by $806,982 or 185% from $436,211 for the nine months ended September 30, 2012, to $1,243,193 for the nine months ended September 30, 2013.  This change was primarily caused by an increase of $207,793 in salary and withholding taxes paid to or accrued on behalf of Rasmus Norling, currently our Chief Technology Officer, an increase in non-cash amortization expense of $87,639, recorded on our license and option rights under the Teak Shield License Agreement, an increase in travel and entertainment of $133,716, survey cost increases were $90,939, and an increase of $65,819 in consulting fees. These increases were associated with the acquisition of the rights to the Exhaust Scrubber, the Bio Scrubber, the development of the Company’s business in those areas, for costs associated with performing ship’s surveys for our DSOX-15 and for surveys of buildings for our water purification and energy recovery system product lines.

Our business efforts with respect to the Exhaust Scrubber, DSOX-15, water purification systems and energy recovery systems and fluoropolymer products are currently in the development stage, and thus, as we pursue the development of our new business, we expect our operating expenses to increase in the fiscal 2013 as compared to the prior year’s results.  In addition, because we do not have any operating history with respect to these business lines, it is difficult for us to predict future operating expenses and capital requirements related to these businesses. Our historical results are not expected to be reflective of future expenses and capital requirements.

Interest

During the three months ended September 30, 2013, our interest expenses increased by $19,199, or 59.4% from $32,325 for the three months ended September 30, 2012, to $51,524 for the three months ended September 30, 2013.

During the nine months ended September 30, 2013, our interest expenses increased by $83,032, or 141.2% from $58,820 for the nine months ended September 30, 2012, to $141,852 for the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	September 30, 2013	December 31, 2012	Percentage Change
Current Assets	$892,357	$89,277	597%
Current Liabilities	2,579,528	990,232	160%
Working Capital Deficit	$(1,687,171)	(900,955)	236%

As of September 30, 2013, we had a cash balance of $357,035, a working capital deficit of $1,687,171 and cash flows from operations of $255,398 for the nine months then ended. During the nine months ended September 30, 2013, we primarily funded our operations with $317,600 in loans and advances received during this period, with $1,250,000 in deposits received for the sale of DSOX-15s and water purification and energy recovery systems and with revenues associated with surveys for the same.

Subsequent to the quarter end we collected the $270,502 royalty that was receivable from Web Tech.

Cash Flows

	Nine months Ended September 30,
	2013	2012
Cash Flows Provided by (Used in) Operating Activities	$255,398	$(245,237)
Cash Flows Provided by Financing Activities	109,379	595,147
Cash Flows Used in Investing Activities	(14,711)	(250,000)
Net Increase in Cash During Period	$350,066	$99,910

Net Cash Used in Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2013, was $255,398. This cash was primarily provided by a deposits of $1,250,000 paid for DSOX-15s, water purification systems and energy recovery systems. This was offset by our operating loss of $1,037,414.  Cash from operations was also provided by a decrease in advances receivable of $80,000 increases in accounts payable of $39,887, accrued liabilities of $79,472, and accrued interest on notes and advances payable of $141,235. These amounts were offset by an increase in our accounts receivable of $287,902, an increase in prepaids of $93,226 and an increase in due from related parties of $151,886.

During the same period we recorded non-cash items of $219,409 for amortization of equipment and the license and option to purchase the Teak Shield products and $46,500 for web site design expense, which was paid by the issuance of shares.

Net cash used in operating activities during the nine months ended September 30, 2012, was $245,237. This cash was primarily used to cover our operating loss of $490,483. This use of cash was offset primarily by increases in due to accounts payable of $48,116 and accrued liabilities of $41,995. During the same period we recorded a non-cash item of $131,770 for amortization of equipment and the license and option to purchase the Teak Shield products.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2013, we received $317,600 in loans and advances from unrelated parties. In addition, we repaid $115,490 in loans and advances and we repaid $92,731 in interest. During this period we accrued $141,235 in interest on the loans and we recorded a $6,141 gain on foreign exchange in holding of Canadian dollar denominated loans.

During the nine months ended September 30, 2012, we received $12,000 in exchange for a non-convertible note payable to a related party and $15,000 in non-interest advances from a related party.  We received $463,147 in loans from unrelated parties and 350,000 common shares at $0.30 were issued for net proceeds of $105,000 to one subscriber pursuant to Regulation S of the Securities Act of 1933, as amended (the “Act”).  The subscriber represented that she was not a “US Person” as that term is defined in Regulation S of the Act.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2013 we purchased $14,711 in equipment used in the installation of our DSOX-15 technology.

In the nine months ended September 30, 2012 we invested $250,000 for an option to purchase the assets of Teak Shield.  This is a two year option to purchase 100% of the Licensor’s ownership and interest in its proprietary rights and assets (the “Teak Shield Option”) including all licensed products, manufacturing, patents, intellectual property, technology, contracts, trademarks and goodwill. To exercise the Teak Shield Option the Company must pay an additional $2,750,000.

Going Concern

The notes to our financial statements at September 30, 2013, disclose our uncertain ability to continue as a going concern. We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to qualified customers in Europe. This royalty agreement ends on November 1, 2015, which will end the revenue from this source. Our Teak Shield contract has not generated any revenue.  Our DSOX-15, Exhaust Scrubber, water purification and energy recovery products have recently begun to generate revenue.

We have accumulated a deficit of $3,332,427 since inception and increased sales will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking contracts for our new technologies. As of the date of this report the company signed contracts to install four DSOX-15 fuel scrubbers on ships.  The agreements provide for the purchase of up to 45 additional DSOX-15 scrubbers at the same price should the purchasers wish to do so. Despite our current contracts, we cannot provide assurance that we will be successful in generating additional sales. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable

Receivables represent valid claims against debtors for sales and royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At September 30, 2013, and December 31, 2012, our allowance for doubtful accounts was $0.

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

At September 30, 2013, we had $357,035 in cash on deposit with a large chartered Canadian bank and a large US bank; $21,000 of this cash was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty and sales income and is not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss. We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At September 30, 2013, we had $287,902 in accounts receivable outstanding.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

Subsequent events

Subsequent to the quarter end the Company received payment on royalties from Webtech Wireless Inc. A total of $270,502 was received.  The royalties relate to sales that Webtech made under the Royalty Agreement signed in November of 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2013. Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From November 2004 through the end of June 2013, our sole source of revenue was from royalties received from WebTech on the sale of global wireless tracking and telematics equipment from qualified customers. In 2012 WebTech closed their UK office and curtailed some of their European operations. Even though WebTech continues its sales in Europe through its head office based in Canada, we cannot accurately predict future revenue from our royalty agreement due to uncertainties resulting from the WebTech’s changes in operations.

We have earned limited revenues from the sale of products or services related to the Exhaust Scrubber, the DSOX-15 and our New World products.

Our current principal business focus is on the research, development and eventual sale of products and services related to the Exhaust Scrubber, the DSOX-15 technology, the Teak Shield fluoropolymer products and the New World products.  However, our efforts in these areas are in either the research or development stage and we have earned limited revenues related to these business efforts, and there is no assurance that we will be able to earn revenues from these businesses in the future.

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

The approval of an exhaust scrubber installation is made on a ship by ship basis and it is very hard to receive a Type Approval for the system prior to the installation. While our Exhaust Scrubber is the only scrubber to have received Type Approval for large gas turbine engines, we cannot guarantee that it will receive Type Approval on future installations.  Failure to receive Type Approval on future installations could have a significant material impact on the financial results of our Company.

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

Although our Board of Directors and Executive Officers have extensive business experience, they do not have experience in the fluoropolymer industry, and aside from our Chief Technology Officer, limited experience in the scrubber industry. Some of our competitors may have greater experience and/or greater financial resources than we do at this time. We have no history of earning revenue in the fluoropolymer, as well as the Exhaust and the DSOX-15 businesses, and there is no assurance that our business efforts in these industries will prove successful.

Inability to protect and enforce our intellectual property rights could adversely affect our financial results.

Intellectual property rights, including patents, trade secrets, confidential information, trademarks, tradenames and other forms of trade markings are important to our business. We endeavor to protect our intellectual property rights in jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported. However, we may be unable to obtain protection for our intellectual property in key jurisdictions. We have designed and implemented internal controls to restrict access to and distribution of our intellectual property. Despite these precautions, our intellectual property is vulnerable to unauthorized access through numerous methods, including but not limited to employee error or actions, theft and cyber security incidents, and other security breaches.

Demand for and supply of our products and services may be adversely affected by several factors, some of which we cannot predict or control, that could adversely affect our financial position, results of operations and/or cash flows.

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

•

inability of our supplier to obtain materials used in production due to factors such as work stoppages, shortages or supplier plant shutdowns; and/or

•

our inability to supply products due to factors such as work stoppages, plant shutdowns or regulatory changes and exogenous factors, like severe weather.

If any of these events occur, the demand for and supply of our products and services could suffer, which could have a material adverse affect on our financial position, results of operations and/or cash flows.

Changes in government policies, regulations and laws could adversely affect our financial results.

We expect the majority of our future revenue to come from sales of our Exhaust Scrubber and DSOX-15 technology, which is heavily dependent on current and future IMO Regulations being enforced by international signatories to MARPOL Annex VI.  While currently, the United States, Canada and the E.U. have ECA’s in place, and sulfur oxide limit restrictions in these ECA’s are expected to drop, there can be no assurance that this will happen.  A change in the current and upcoming IMO regulations could have a significant material impact on our financial results.

Unforeseen complications during the installation of the Exhaust and DSOX-15s can potentially halt ships operation, which could adversely affect our sales, results of operations or cash flows, as well as increase potential for lawsuits filed against us.

Our Exhaust and DSOX-15s can be installed on a ship without disruption to the ship’s operations. However, if the planning and/or execution of the installation process have flaws, we can face a situation where the ship’s operation has to be halted in order to complete installation. Depending on the type of the ship and its machinery, this risk can be mitigated by scheduling the operation of a different engine. However, if the alternative engine is not available, our options will be limited and we may have to stop the operation of the ship in order to complete the installation.

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

At the moment, none of our main competitors for the Exhaust Scrubber has received a full approval (EPA, USCG, MEPC) for operation on commercial vessels. However, should these companies get the full approval or develop and introduce more enhanced technology(s), we could face a decline in the market share for our Exhaust Scrubbers.

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

The agreements governing our senior secured term loan contain a number of covenants that, among other things, limit our ability to transfer or sell all or substantially all of our assets or make certain other restricted payments. Any future refinancing of the term loan is likely to contain similar restrictive covenants.

Our Chief Technology Officer holds approximately 82% of our common stock and will be able to exert considerable influence over our actions.

Mr. Rasmus Norling, our chairman, CTO and a director owns approximately 82% of the outstanding shares of our common stock. As the Chief Technology Officer and a significant stockholder, he has the power to exert considerable influence over our actions and the outcome of matters on which our stockholders are entitled to vote including the election of directors and other significant corporate actions. The interests of Mr. Norling may be different from the interests of our shareholders.

The loss of key members of our senior management team could disrupt the management of our business.

We believe that our success depends on the continued contributions of the members of our senior management team, including Mr. Rasmus Norling, our Chief Technology Officer and principal stockholder. The loss of the services of Mr. Norling could impair our ability to identify and secure new customer contracts, to maintain good customer relationships and to otherwise manage our business, which could have a material adverse effect on our financial performance and our ability to compete.

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

We cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot guarantee that we will be able to refinance any of our indebtedness, including our term loan and revolving credit facility, on commercially reasonable terms or at all.

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

•

defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•

contains other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All unregistered equity sales during the nine months ended September 30, 2013, have been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, or in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed during the period.

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

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.3	Certificate of Amendment to Certificate of Incorporation - Name Change to Poly Shield Technologies Inc.(7)
3.4	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(3)
10.4	Technology License Agreement with Option to Purchase dated March 12, 2012, between the Company, Teak Shield Corp., and Robert and Marion Diefendorf. (5)
10.5	Loan Agreement dated April 19, 2012, between GlobeTrac Inc. and Acamar Investments Inc.(5)

Exhibit Number	Description of Exhibit
10.6	Acamar Promissory Note dated April 19, 2012, given the Company in favor of Acamar Investments, Inc.(5)
10.7	Security Agreement dated April 19, 2012, granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(5)
10.8	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(6)
10.9	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(6)
10.10	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(6)
10.11	Extension letter dated October 17, 2012, from Acamar Investments, Inc. (8)
10.12	Amendment No. 1 to Loan Agreement and Promissory Note dated November 16, 2012, between the Company and Acamar Investments, Inc.(9)
10.13	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012. (10)
10.14	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.15	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.16	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(12)
10.17	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(12)
10.18	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(12)
10.19	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS. (12)
10.20	Share Purchase Agreement dated April 8, 2013, between J. Douglas Faulkner and Poly Shield Technologies Inc.(13)
10.21	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(14)
10.22	Purchase and sale Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc. (15)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

(15)

Filed as an exhibit to our Current Report on Form 8-K filed on August 22, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLY SHIELD TECHNOLOGIES INC.

By:	/s/ Brad Eckenweiler
Name:	Brad Eckenweiler
Title:	Chief Executive Officer (Principal Executive Officer)
Dated:	November 13, 2013

By:	/s/ John da Costa
Name:	John da Costa
Title:	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
Dated:	November 13, 2013