Form 10-K
period 2013-12-31
Poly Shield Technologies Inc.
filed 2014-03-31
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-33309

POLY SHIELD TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0953557 (I.R.S. Employer Identification No.)

888 S Andrews Ave, Suite 201 Fort Lauderdale, Florida (Address of principal executive offices)	33316 (Zip Code)

Registrant’s telephone number, including area code: 1-800-648-4287

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

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

[ ] Yes [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,123,502 based on the average of the bid and ask price on June 28, 2013.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 28, 2014
common stock - $0.001 par value	87,995,005

i

FORWARD LOOKING STATEMENTS

Unless the context otherwise requires, all references in this report to “Poly Shield,” “the Company,” “we,” “us,” or “our” are to Poly Shield Technologies Inc., collectively with its subsidiaries Ecolutions, Inc. and Poly Shield Technologies (BVI) Ltd.

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

The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2013, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of the filing of this Form 10-K and Poly Shield disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Poly Shield may, from time to time, make oral forward-looking statements. Poly Shield strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Poly Shield’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Poly Shield to materially differ from those in the oral forward-looking statements. Poly Shield disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT ACTIVITIES

We were incorporated under the laws of the State of Delaware on March 2, 2000, under the original name “411 Place.com Inc.”. On February 28, 2001, we changed our name to “Artescope, Inc.” On July 29, 2002, we changed our name to “GlobeTrac Inc.” and on July 11, 2012, to Poly Shield Technologies Inc.

On July 11, 2012, we effected a consolidation of the issued and outstanding common stock on a one-for-three basis (the “Reverse Split”), without decreasing the authorized capital. Upon completion of the Reverse Split, we had an authorized capital of 205,000,000 shares with a par value of $0.001, consisting of 200,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock with 33,394,441 shares of Common Stock issued and outstanding. Neither Poly Shield nor any of our subsidiaries, Ecolutions and Poly Shield Technologies (BVI) Ltd., have been involved in any bankruptcy, receivership or similar proceedings. Except as described above, there have been no material reclassifications, mergers, consolidations, purchases or sales of a significant amount of assets not in the ordinary course of Poly Shield’s business during the past three fiscal years.

Significant Business Developments During Fiscal 2013

Appointment of Rasmus Norling and Acquisition of Bio Scrubber and Exhaust Scrubber Rights

On December 6, 2012, we entered into an employment agreement (the “Norling Employment Agreement”) dated December 1, 2012, with Rasmus Norling, pursuant to which we agreed to appoint Mr. Norling as our Chief Executive Officer, contingent upon Mr. Norling delivering to us minimum rights (the “Minimum Technology Rights”) to the Bio Scrubber and the Exhaust Scrubber emission abatement technologies described below.  A detailed description of the consideration payable to Mr. Norling under the terms of the Norling Employment Agreement is provided under Item 11 of this Form 10-K regarding Executive Compensation.

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

As a result of the acquisition of Ecolutions (including its rights under the GTM Contracts) and the prior assignment of the Bio Scrubber patent applications, on February 5, 2013, we agreed that Mr. Norling had satisfied his obligation to deliver the Minimum Technology Rights and the Norling Employment Agreement became effective.  As a result, on February 6, 2013, we appointed Mr. Norling as our Chief Executive Officer and President, and also appointed Mr. Norling to our Board of Directors.  Mitchell R. Miller, our previous Chief Executive Officer and President, resigned from those positions voluntarily, and remains a member of our Board of Directors.

Under the terms of the Norling Employment Agreement, upon his appointment as our Chief Executive Officer and President, we issued to Mr. Norling 154,000,000 shares of our common stock (the “Custodial Stock”).  Under the terms of the Norling Employment Agreement, the Custodial Stock was held in escrow and was subject to forfeiture pending Mr. Norling satisfying certain performance incentives by December 31, 2013.  However, pending forfeiture or release of the Custodial Stock, Mr. Norling was entitled to all other rights and privileges as a shareholder, including the right to vote the Custodial Stock.  As a result, upon the issuance of the Custodial Stock to Mr. Norling, he had voting power over 82% of our outstanding common stock, resulting in a change in control of Poly Shield.

On December 30, 2013, we signed an addendum to the Norling Employment Agreement extending the deadline for completion of the performance incentives required for the release of the Custodial Stock from December 31, 2013 to February 28, 2014.  On February 28, 2014, we executed another addendum to further extend the deadline to March 31, 2014. None of the Custodial Stock was released to Mr. Norling under the Norling Employment Agreement.

On March 10, 2014, we cancelled the terms of the Norling Employment Agreement, and instead entered into a Management Consulting Agreement and Technology Transfer Agreement with Mr. Norling.  A description of these agreements is provided below.

New World Technologies Group, Inc.

On April 8, 2013, we acquired all of the outstanding shares of New World Technologies Group, Inc. (the “New World”) for consideration of $1. New World was in the business of marketing and installing water purification and energy recovery systems in residential buildings. During the course of the year, we decided to concentrate our business efforts on developing and marketing our DSOX-15 Fuel Purification System, which is described in the section “Business of Poly Shield”, and as such, on December 2, 2013, we sold New World to an unrelated party in exchange for a 5% royalty on New World’s gross revenues, ending December 31, 2018.  New World may buy out the royalty at any time for a one-time payment of $1,000,000, without credit for amounts paid under the royalty.

Sales Agreement with LMS Ship Management Inc. (“LMS”)

On July 19, 2013, we entered into a sales and purchase agreement with LMS dated effective July 18, 2013 for the installation of two DSOX-15 Fuel Purification Systems on cargo ships operated and managed by LMS. The agreement also provides LMS with an option to purchase up to 40 additional DSOX-15 Fuel Purification Systems at the same price. Additional details of our agreement with LMS are provided in our Current Report on Form 8-K, filed on July 24, 2013.

Sales Agreement with Prestige Cruise Holdings, Inc.

On August 19, 2013, we entered into a binding term sheet agreement (the “Term Sheet Agreement”) dated August 16, 2013 with Prestige Cruise Holdings, Inc. (“Prestige”) for the purchase and sale of two DSOX-15 Fuel Purification Systems. In addition, we agreed to provide Prestige with an option to purchase up to seven additional DSOX-15 Fuel Purification Systems at the same price. This option expires on December 31, 2014.   Additional details of our agreement with Prestige are provided in our Current Report on Form 8-K filed on August 22, 2013.

Appointment of New Executive Officers and Directors

On September 9, 2013, we appointed Brad Eckenweiler as our new Chief Executive Officer, James Pakulis as our new President, and Jeffrey Buczek as our new Vice President of Engineering.  In addition, Mr. Eckenweiler, Mr. Pakulis and Mr. Buczek were also appointed to our Board of Directors.

To make room for Mr. Eckenweiler and Mr. Pakulis, Rasmus Norling voluntarily resigned as our Chief Executive Officer and President, and instead accepted appointment as our Chief Technical Officer.  Mr. Norling continues to serve on our Board of Directors.

Poly Shield Technologies (BVI) Ltd.

On November 18, 2013 we formed a subsidiary under the laws of the British Virgin Islands. We are planning to use Poly Shield Technologies (BVI) Ltd. in our future business activities, however, at this time the subsidiary is non-active.

Acamar Loan Extension

On December 31, 2013, we reached an agreement with Acamar Investments, Inc. (“Acamar”), to extend the maturity date of the loan provided to us by Acamar (the “Acamar Loan”) from December 31, 2013 to June 30, 2014. Acamar advanced the Acamar Loan to us in accordance with the terms of a loan agreement dated April 19, 2012, between Acamar and us. All remaining terms and conditions of the Loan Agreement remain unchanged. At the date of the filing of this report, we have borrowed a total of $377,500 under the Acamar Loan and accrued approximately $99,600 in interest.

Loan Agreement with KF Business Ventures LP

On January 15, 2014, we entered into a binding letter agreement (the “Letter Agreement”) with KF Business Ventures LP (the “Lender”), which was superseded by a formal definitive loan agreement signed on February 11, 2014, and further amended by that Amendment No. 1 to Loan Agreement dated March 10, 2014 (as amended, the “KF Loan Agreement”). Under the KF Loan Agreement, the Lender agreed to lend to us up to $2,000,000 (the “KF Loan”). The KF Loan is to be advanced in four equal installments of $500,000 each, the first installment of which was advanced on execution of the Letter Agreement.    Subsequent advances were subject to the condition precedent that we enter into satisfactory arrangements with Mr. Norling to amend the terms and conditions associated with the release and forfeiture of the Custodial Stock.  This condition precedent was satisfied on March 10, 2014, upon our entering into the Technology Transfer Agreement and Management Consulting Agreement with Mr. Norling described below.  Under the terms of the KF Loan Agreement, the remaining $1,500,000 is to be advanced in equal installments of $500,000 each on the first of each month, beginning on April 1, 2014.  The KF Loan accumulates interest at a rate of 10% per annum, compounded monthly. Principal and interest will become payable in 18 equal monthly installments commencing on January 1, 2015, with an option to prepay the outstanding balance at any time in increments of not less than $250,000.

As additional consideration for the Lender agreeing to loan us the funds, we agreed to issue to the Lender non-transferrable share purchase warrants for a total of 6,200,000 shares of our common stock, at an initial exercise price of $1.00 per share.  Additional non-transferrable share purchase warrants for an additional 704,546 shares of our common stock were issued to the Lender in connection with our entry into the Technology Transfer Agreement and Management Consulting Agreement with Mr. Norling described below (the warrants issued to the Lender collectively being, the “KF Warrants”).  KF Warrants for 2,450,000 shares of our common stock expire on January 15, 2015, and KF Warrants for 4,454,546 shares of our common stock expire on January 15, 2018.  If an event of default occurs under the KF Loan Agreement, and for so long as that event of default is continuing, the Lender shall have the right to exercise the KF Warrants at the lesser of $1.00 per share or 50% of the volume weighted average price of our common stock over the five trading days immediately prior to exercise.  The KF Warrants may be exercised by way of a cashless exercise for a total of up to 3,452,273 shares of our common stock. If, at any time prior to the expiration date of the KF Warrants, we issue additional shares of common stock, or options, warrants, convertible notes or similar rights to acquire shares of our common stock for a purchase, exercise or conversion price per share less than the exercise price of the KF Warrants, the exercise price of the KF Warrants shall be adjusted to equal such lower price.

Technology Transfer Agreement Management Consulting Agreement with Rasmus Norling

On March 10, 2014, we entered into a Technology Transfer Agreement (the “Technology Transfer Agreement”) and a Management Consulting Agreement (the “Consulting Agreement”) with our Chief Technical Officer, Rasmus Norling.  In addition, pursuant to the terms of the Technology Transfer Agreement, we cancelled and terminated the terms of the Norling Employment Agreement.

Under the terms of the Technology Transfer Agreement, Mr. Norling agreed to sell to us all of his right, title and interest in and to all technologies currently owned by him that relate to the abatement and reduction of emissions and exhausts from internal combustion engines through the pre-treatment of input fuels, the treatment of exhaust gases produced by such engines, or any combination thereof (collectively, the “Norling Emission Technologies”), including all of Mr. Norling’s right, title and interest in and to certain patent applications as set forth in the Technology Transfer Agreement.  The Norling Emission Technologies, together with the Bio Scrubber technology previously acquired from Mr. Norling, form the basis of our DSOX-15 Pre-Combustion Fuel Purification System. In consideration for the Norling Emission Technologies, we agreed to release 54,000,000 of the total 154,000,000 shares of Custodial Stock that were previously issued to Mr. Norling under the Norling Employment Agreement, which Employment Agreement and all terms were cancelled on March 10, 2014, and superseded by these Management Consulting and Technology Transfer Agreements. The remaining 100,000,000 shares of Custodial Stock have been surrendered for cancellation.

Concurrent with the execution of the Technology Transfer Agreement, we also agreed to terminate the terms of the Norling Employment Agreement and instead entered into the Consulting Agreement with Mr. Norling.  Under the terms of the Consulting Agreement, Mr. Norling will continue to act as our Chief Technical Officer and will be entitled to a consulting fee of $22,500 per month.  In addition, we issued to Mr. Norling warrants to purchase up to 10,000,000 shares of our common stock for an initial exercise price of $1.00 per share (the “Norling Warrants”).  The Norling Warrants are exercisable for a period of three years (subject to earlier termination as set out in the terms of the warrants). In addition, Mr. Norling may exercise the warrants by way of cashless exercise for up to 5,000,000 shares of common stock.

BUSINESS OF POLY SHIELD

As a result of acquiring rights to the Bio Scrubber technology, the Exhaust Scrubber, and the development of the DSOX-15 Fuel Purification System we have shifted our efforts into developing and marketing emission abatement technologies for the marine industry worldwide.

A market for emission abatement technologies in the marine industry has emerged due to the introduction of more stringent regulations proposed by International Maritime Organization (“IMO”) in 2008, which came in force on July 1, 2010. These regulations govern sulfur and nitrogen emission levels in Emissions Control Areas (“ECA”). Currently there are two ECA’s in effect: a European ECA and a North-American ECA.   In each ECA, sulfur limits in fuel are now limited to 1.0% by mass and will drop to 0.1% by mass on January 1, 2015.

With these regulations in place, there are three different compliance options:

• Use low-sulfur fuels;

• Convert engines to run on cleaner liquefied natural gas (LNG); or

• Install an exhaust gas scrubber directly on a ship to decrease output emissions.

All three of these options currently have their own significant disadvantages. First, current low-sulfur fuels are significantly more expensive than standard fuels, resulting in significantly higher operational costs. Second, most ships and ship engines are not currently equipped for LNG, requiring high capital costs to retrofit current ships and engines to use LNG.  Finally, the majority of existing exhaust scrubbers are cost-ineffective due to the amount of space that they require.  In addition, the size and added weight of existing scrubbers can affect the stability of a ship. Also, existing exhaust scrubbers use caustic soda (NaOH) to control pH and neutralize sulphur oxide, which adds significant cost.

Our DSOX-15 System provides a low-cost alternative to using high cost, low-sulfur fuels by allowing ship operators to clean the sulphur content from standard fuels.  The DSOX-15 also incorporates our Bio-Scrubber technology, removing alkali metals from existing fuels, decreasing maintenance costs and increasing the useful life of existing engines.

Products and Technologies

DSOX-15 Pre-Combustion Fuel Purification System

Currently our main efforts are directed towards research, development and marketing of our DSOX-15 Pre-Combustion Fuel Purification System (the “DSOX-15”, or “DSOX-15  System”) to various divisions of the marine industry, including, but not limited, to cruise, cargo and tanker ships. The purpose and goal of the DSOX-15 is to decrease the amount of sulfur in the fuel used by the shipping industry.

Our DSOX-15 System is a patent pending pre-combustion de-sulfuring technology and much like the Bio Scrubber was designed to remove alkali metals such as sulfur and sodium from the heavy marine fuel. The DSOX-15 is based on our patent pending Bio Scrubber platform, integrating it with additional new proprietary technologies that we acquired from Mr. Norling in March 2014. These additional technologies react with and release the sulfur in the heavy marine fuel, allowing for an even cleaner by-product.

DSOX-15 can be installed on a ship without disruption to the ship’s operations as a completely independent fuel treatment system with its own fuel oils separators and fuel quality monitoring system.

In addition to developing and marketing the DSOX-15 for installation directly on marine vessels, we are also currently exploring the possibility of developing an onshore DSOX-15 System. For this purpose we have identified a shoreside site in Mobile, Alabama. This facility will be capable of supplying multiple ships and/or fuel barges from a single shore side location.

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

We acquired our patent application rights to the Bio Scrubber technology directly from our Chief Technology Officer, Rasmus Norling.

Exhaust Scrubber Overview

The main purpose of the GTM Exhaust Scrubber is to remove sulfur oxides and other particulate matter from exhaust gas produced by ships during normal operations to comply with current and upcoming IMO emissions regulations.  The GTM Exhaust Scrubber can be easily installed on any ship by replacing ship’s exhaust silencer without any need for structural modifications.

Additional benefits of this system are:

• Runs only on seawater;

• With addition of magnesium can be used to remove nitrogen oxides;

• Can be operated as open and closed loop;

• Small environmental footprint;

• Low weight minimizes any possible changes in stability of a ship;

• Energy efficient.

Key Product Markets

We mainly market our DSOX-15, Bio Scrubber and GTM Exhaust Scrubber technologies (collectively, the “Emission Technologies”) to the marine industry, although they can be used in many other land-based non-marine applications. Due to the relatively small size and light weight of our Emission Technologies, they can be installed on almost any type of marine vessel and can be customized to fit any size engine. All our Emission Technologies can be installed on a ship at any time during the normal operation, not requiring any expensive dry dock time.

There are approximately 65,000 ships worldwide, including bulk carriers, tankers, container ships, cargo ships and passenger/cruise ships.   Of this worldwide fleet, approximately 21,000 ships operate in ECA waters on regular basis and 14,000 ships on a daily basis. Ernst & Young expects that by 2015, at a minimum, approximately 2.5% of ships that operate in ECA waters will chose to install some type of exhaust scrubber, instead of switching to an alternative fuel.  With stringent emission standards coming into effect in 2020, it is expected that the scrubber market will encompass all ships spending extensive time in international waters as currently it is the most cost-effective solution to complying with the regulations.

Major Customers

During our 2013 fiscal year, we signed sales agreements with LMS Ship Management Inc. and Prestige Cruise Holdings Inc.

Our agreement with LMS is for the installation of two DSOX-15 Systems on cargo ships operated and managed by LMS.  The agreement also provides LMS with the option to purchase up to 40 additional DSOX-1% systems at the same price.  Upon installation of a DSOX-15, we will work with LMS to obtain certification for the installed systems under Marine Environmental Protection Committee (the “MEPC”) sulfur oxide limits for marine fuel set out in MARPOL Annex VI (the “Current MEPC Standards”).  If we are unable to obtain certification for the installed DSOX-15’s, then LMS will have the option of crediting amounts paid by them for the installation of the DSOX-15’s against the purchase price for Exhaust Scrubbers.  Additional details of our agreement with LMS are provided in our Current Report on Form 8-K filed on July 24, 2013.

Our agreement with Prestige is also for the installation of two DSOX-15’s aboard ships operated and maintained by Prestige. In addition, Prestige has the option of purchasing up to seven additional DSOX-15’s.  The cost of obtaining certification that the installed systems comply with Current MEPC Standards will be borne by Prestige.  In the event that certification cannot be obtained for a DSOX-15, the Company will credit any actual purchase payments made by Prestige towards the price of an Exhaust Scrubber.  Additional details of our agreement with Prestige are provided in our Current Report on Form 8-K filed on August 22, 2013.

We have not yet completed the installation of any emission abatement systems with either of LMS or Prestige.  We do not currently have any other sales or distribution agreements with respect to our Emission Technologies.  The loss of either LMS or Prestige would likely have a material adverse effect on our current business and our future business prospects.

Competition

Since the market for emission abatement technologies, such us our DSOX-15, Bio Scrubber and Exhaust Scrubber, is still in the early growing stage, there are only few competitors who provide similar technologies. Our main competitors in this industry are Ecospec, Wärtsilä, Alfa Laval and Dupont. None of these competitors has yet received a full type approval (EPA, USCG, MEPC) for operation on commercial vessels and therefore cannot be considered proven. They are also limited to operating with caustic soda or in the open loop, increasing operating costs and risks due to the nature and sensitivity of the chemicals.

The competitors for the DSOX-15 and Bio Scrubber, such as Wärtsilä and Dupont, have shown to be less efficient since the solutions they offer use more energy and water, compared to our systems.

Distribution and Supply Methods

We are currently assembling several sales teams to sell our products directly to customers. We plan to have our sales teams initially work in North American and South East Asian markets of the marine industry.

We are using third party suppliers, with whom we have entered into various agreements, for production, as well as installation of our DSOX-15 and other Emission Technologies. To ensure the high standards of installation and customer satisfaction, Mr. Buczek and Mr. Norling provide continuous training on the proper handling and installation procedures, as well as maintenance of our Technologies. In addition to working directly with our customers, we have held seminars regarding exhaust scrubber alternatives and the functions of the DSOX-15.

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

Distribution Rights

Under the terms of our Collaboration Agreement and Master Distributor Agreement with Green Tech Marine we have been granted exclusive distribution rights for the Exhaust Scrubber for all of North America (the United States, Canada and Mexico) and Singapore.  In addition, we have non-exclusive distribution rights for the rest of the world (excluding any existing Green Tech Marine customers and customers not generated by us). Under the terms of the Master Distributor Agreement, Green Tech Marine will manufacture and sell the Exhaust Scrubber to us until we have the capability to manufacture the Exhaust Scrubber on our own.  If we become capable of manufacturing the Exhaust Scrubber on our own (the “Manufacturing Readiness Date”), of which there is no assurance, the Master Distributor Agreement will terminate and our relationship with Green Tech Marine and our rights to the Exhaust Scrubber and the related technologies will be governed by the Collaboration Agreement and the License Agreement.  Subject to certain early termination rights for non-compliance, our distribution rights to the Exhaust Scrubber extend for a term ending on the earlier of:

(a) November 15, 2022; and

(b) The date that is three months after the Manufacturing Readiness Date.

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

Patent Applications for the Bio Scrubber

The Bio Scrubber technology is covered by US and European patent applications filed by Mr. Norling and was assigned to us in January 2013 for no additional consideration under the terms of the Norling Employment Agreement.

Additional Technology Rights acquired from Rasmus Norling

In addition to the patent applications assigned to us by Mr. Norling under the Norling Employment Agreement, on March 10, 2014 we acquired all rights, title and interest in and to all technologies and certain patent applications owned by Mr. Norling that relate to the abatement and reduction of emissions and exhausts from internal combustion engines through the pre-treatment of input fuels, the treatment of exhaust gases produced by such engines, or any combination thereof.  These include rights to two patent applications filed by Mr. Norling relating to the removal of sulfur from diesel fuel.

Teak Shield License Agreement

Under the terms of the Teak Shield License acquired on March 12, 2012, we have a worldwide license to sell fluoropolymer coatings based on Teak Shield’s proprietary formulas (the “Shield Products”).

Under the March 12, 2012 License Agreement to acquire the rights under the Teak Shield Agreement, we issued to the Teak Shield Licensors 1,666,667 shares of our common stock and agreed to pay Teak Shield a royalty equal to $100,000 per year. In addition to our license rights, we also paid to the Teak Shield Licensors $250,000 for the right to purchase all of their rights and interests in the Teak Shield fluoropolymer products and formulas (the “Teak Shield Option”) during the term of the Teak Shield Agreement.

To exercise the Teak Shield Option, we are required to pay to the Teak Shield Licensors an additional $2,750,000.  In addition, if we exercise the Teak Shield Option, of which there is no assurance, the Teak Shield Licensors will be entitled to a perpetual 5% royalty on Teak Shield fluoropolymer products sold by us, with a minimum $100,000 yearly royalty payment.

At December 31, 2013, we determined that the carrying value of the Teak Shield License was higher than the economic benefits we can expect from selling the Shield Products. As such, we wrote off the full book value that was recorded on our financial statements associated with the license, which resulted in an impairment charge of $658,854 during the year ended December 31, 2013.

The Teak Shield License was automatically renewed for an additional two year term on March 12, 2014. However, due to our current strategic direction and focus on emission abatement technologies, we are negotiating new terms for the Teak Shield License Agreement.

Other Business Segments

WebTech Royalty Agreement

We currently have a royalty agreement with WebTech Wireless Inc. (“WebTech”) pursuant to which we are entitled to a 6% royalty on gross sales made by WebTech to qualified potential customers related to our former wireless tracking and telematics equipment business.  Under the terms of the WebTech royalty agreement, the royalties have no cap and are payable for 11 years, expiring October 31, 2015.

Expenditures on Research and Development During the Last Two Fiscal Years

During the year ended December 31, 2013, we spent approximately $24,800 on research and development activities that were associated with our DSOX-15 Fuel Purification System. In addition to these expenses we incurred approximately $41,600 acquiring the necessary testing equipment.

We have not spent any funds on research and development activities during the year ended December 31, 2012.

Number of Total Employees and Number of Full Time Employees

As of the date of this Annual Report, we do not have any employees and rely on the services of external contractors.

During the year ended December 31, 2013 and until March 10, 2014, we had one employee, Rasmus Norling, who continues to be our current CTO.  A description of the compensation paid to Mr. Norling under the terms of his employment agreement is included under Item 11 of this Form 10-K.

We expect to continue to outsource consulting, legal and accounting services to third parties, as well as use services of external manufacturers, installers, marketing and distribution consultants, as we believe that the use of third party services is most cost-effective for the current level of operations. Once the need for full-time employees becomes evident, we will address this requirement promptly.

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

Risk Factors Associated with our Emission Abatement Technologies Line of Business

We have earned only limited revenues from the sale of products or services related to the DSOX-15 and other Technologies.

Our current principal business focus is on the research, development and marketing of products and services related to the DSOX-15 technology.  However, our efforts in this area are in the development stage and we have earned only limited revenues related to this product. There is also no assurance that we will be able to earn revenues from this businesses line in the future.

Although we have entered into sales contracts for our Emission Technologies, we have not yet completed the installation of any of the systems contracted for.

Although we have entered into sales contracts with LMS and Prestige for the installation of DSOX-15 Systems, we have not yet completed the installation of any systems and have not yet recorded revenue from the sale of these products.  Once installed, there is no assurance that the emission abatement systems installed by us will obtain certification under Current MEPC Standards.

We have only one supplier for the Exhaust Scrubbers.

Our Exhaust Scrubber is manufactured by Green Tech Marine AS (“Green Tech Marine”) and Green Tech Marine is currently our sole supplier for the Exhaust Scrubber. Until we reach Manufacturing Capability under the GTM Contracts, of which there is no assurance, we will be wholly restricted to the manufacturing capacity of our sole supplier.

Flag Ship Approval under Regulation 4 of Marpol Annex VI is made on a ship by ship basis.

The approval of the scrubber installation is made on a ship by ship basis and it is very difficult to receive a Type Approval for the system prior to installation. While our Exhaust Scrubber is the only scrubber to have received Type Approval for large gas turbine engines, we cannot guarantee that it will receive Type Approval on future installations.  Failure to receive Type Approval on future installations could have a significant material impact on the financial results of our Company.

Changes in government policies, regulations and laws could adversely affect our financial results.

We expect the majority of our future revenue to come from sales of our DSOX-15 Fuel Purification System, which is heavily dependent on current and future IMO Regulations being enforced by international signatories to MARPOL Annex VI.  Currently the United States, Canada and the E.U. have Emission Control Area’s (ECA) in place that apply stringent engine emission standards and fuel sulfur limits to ships that operate in these ECA’s as set under MARPOL Annex VI.  While sulfur oxide limit restrictions in these ECA’s are expected to drop, there can be no assurance that this will happen.  A change in the current and upcoming IMO regulations could have a significant material impact on our financial results.

Unforeseen complications during the installation of the DSOX-15 can potentially halt ships operation, which could adversely affect our sales, results of operations or cash flows, as well as increase potential for lawsuits filed against us.

Our DSOX-15 Fuel Purification System can be installed on a ship without disruption to the ship’s operations. However, if the planning and/or execution of the installation process have flaws, we can face a situation where the ship's operation has to be halted in order to complete installation. Depending on the type of the ship and its machinery, this risk can be mitigated by scheduling the operation of a different engine. However, if the alternative engine is not available, we will have no choice but to stop the operation of the ship.

We face competition from other companies who manufacture and install exhaust scrubbers or other emission abatement solutions, which could adversely affect our sales, results of operations or cash flows.

At the moment, none of our main competitors for the Exhaust Scrubber have received a full type approval (EPA, USCG, MEPC) for operation on commercial vessels. The scrubbers used by these competitors are limited to operating with caustic soda or in an open loop, which increases operating costs and risks due to the nature and sensitivity of the chemicals. However, should these companies get the full type approval or develop and introduce more enhanced technologies, we could face a decline in the market share for our Exhaust Scrubbers.

General Risk Factors

We have a lack of operating history in the fluoropolymer and the emission abatement industries and there is no assurance that our business efforts in these industries will be successful.

With our entry into the Teak Shield License Agreement, GTM Contracts, acquisition of patent application rights to the Bio Scrubber technology and development of DSOX-15 Fuel Purification System we have added to our business. Although our Board of Directors and Executive Officers have extensive business experience, they do not have experience in the fluoropolymer industry, and aside from our Chief Technical Officer and our Vice President of Engineering, limited experience in the emission abatement industry. Some of our competitors may have greater experience and/or greater financial resources than we do at this time. We intend to hire experienced sales and consulting teams to market our products. However, since we have no history of earning revenue in these business lines, there is no assurance that our business efforts in these industries will prove successful.

We cannot guarantee that we will continue receiving royalty revenue from our agreement with WebTech Wireless (“WebTech”).

From November 2004 through the end of June 2013, our sole source of revenue was from royalties received from WebTech on the sale of global wireless tracking and telematics equipment from qualified customers. In 2012 WebTech closed their UK office and curtailed some of their European operations. Even though WebTech continues its sales in Europe through its head office based in Canada, we cannot accurately predict future revenue from our royalty agreement due to uncertainties resulting from the WebTech’s changes in operations. Our royalty agreement with Webtech is scheduled to expire on October 31, 2015.

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

If any of these events occur, the demand for and supply of our products and services could suffer, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

Our Chief Technology Officer holds approximately 61% of our common stock and will be able to exert considerable influence over our actions.

Mr. Rasmus Norling owns approximately 61% of the outstanding shares of our common stock. As the Chief Technical Officer and a significant stockholder, he has the power to exert considerable influence over our actions and the outcome of matters on which our stockholders are entitled to vote including the election of directors and other significant corporate actions. The interests of Mr. Norling may be different from the interests of our shareholders.

The loss of key members of our senior management team could disrupt the management of our business.

We believe that our success depends on the continued contributions of the members of our senior management team, including Mr. Rasmus Norling, our Chief Technical Officer and principal stockholder. The loss of the services of Mr. Norling could impair our ability to identify and secure new customer contracts, to maintain good customer relationships and to otherwise manage our business, which could have a material adverse effect on our financial performance and our ability to compete.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive office is located at 888 St. Andrews Ave, Suite 201, Fort Lauderdale, FL 33316. We share this office with our former subsidiary, New World Technologies, Inc., at a cost of $1,590 per month. The term of the lease agreement is 12 months expiring on July 31, 2014.

Our warehouse and testing facility are located at 1610 SW 3rd Avenue, Fort Lauderdale, FL 33315. The rental agreement is for 12 months expiring on June 30, 2014 at $1,590 per month.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our properties or assets are the subject of any pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Quotations for our common stock are entered on the OTC Link alternative trading system on the OTCQB marketplace under the symbol SHPR. The table below gives the high and low bid information for each fiscal quarter for the last two fiscal years. The bid information was obtained from OTC Markets Group Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
December 31, 2013	$1.15	$0.77	OTC Markets Group Inc.
September 30, 2013	$0.80	$0.23	OTC Markets Group Inc.
June 30, 2013	$0.30	$0.13	OTC Markets Group Inc.
March 31, 2013	$0.67	$0.25	OTC Markets Group Inc.
December 31, 2012	$0.46	$0.11	OTC Markets Group Inc.
September 30, 2012	$0.22	$0.09	OTC Markets Group Inc.
June 30, 2012	$0.60	$0.30	OTC Markets Group Inc.
March 31, 2012	$0.57	$0.08	OTC Markets Group Inc.

HOLDERS OF RECORD

As of March 25, 2014 we had approximately 48 holders of record, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. The transfer agent for Poly Shield’s common stock is Pacific Stock Transfer Company with an address at 4045 South Spencer Street, Suite 403 Las Vegas, NV 89119 and their telephone number is 702-361-3033.

DIVIDENDS

We have not declared any dividends on our common stock during the past two fiscal years or at any time in our history other than stock dividends. Under the provisions of the Delaware General Corporation Law (the “DGCL”), we may only declare dividends to the extent that the amount of such dividends do not exceed the amount of our “surplus” as calculated in accordance with the provisions of the DGCL, and generally means the excess of net assets over the aggregate par value of our issued common stock. Except as provided for under the DGCL, dividends are declared at the sole discretion of Poly Shield’s Board of Directors. We do not expect to declare any dividends in the foreseeable future as we expect to spend any funds legally available for the payment of dividends on the development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

On March 10, 2014, we issued non-transferrable share purchase warrants for an aggregate of 10,000,000 shares of our common stock for an initial exercise price of $1.00 per share for a period of three years to our Chief Technical Officer, Rasmus Norling.   These warrants were issued pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), on the basis that Mr. Norling is a director and executive officer of the Company.  Additional details regarding the issuance of these warrants are provided under Item 1. and Item 11. of this Annual Report on Form 10-K.

Between January 15, 2014 and March 10, 2014, we issued non-transferrable share purchase warrants for an aggregate of 6,904,546 shares of our common stock with an initial exercise price of $1.00 per share to KF Business Ventures, LP. These warrants were issued pursuant to the exemptions from registration provided by Rule 506 of Regulation D of the Securities Act on the basis of representations provided by KF Business Ventures that it is an “accredited investor” as defined in Rule 501 of Regulation D. Additional details regarding the issuance of these warrants are provided under Item 1. of this Annual Report on Form 10-K.

On July 1, 2013, we issued 150,000 shares of our common stock at a deemed price of $0.31 per share as consideration for consulting and web design services. The shares were issued pursuant to the exemptions from registration provided by Rule 506 of Regulation D of the Securities Act, based on representations provided by the consultant that he is an accredited investor as defined in Regulation D.

On February 5, 2013, we issued 154,000,000 shares of our common stock at a deemed price of $0.53 per share under the terms of the Norling Employment Agreement, which shares were held in escrow subject to forfeiture as set out in the Norling Employment Agreement. The stock was issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. On March 10, 2014, pursuant to the Technology Transfer Agreement we signed with Mr. Norling, we cancelled 100,000,000 of these shares and released the remaining 54,000,000 from escrow, as consideration for the transfer to us of rights to certain additional technologies developed by Mr. Norling. Additional details regarding the Norling Employment Agreement and the Technology Transfer Agreement are provided under Item 1. and  Item 11. of this Annual Report on Form 10-K.

On January 31, 2013, we issued 100,000 shares of our common stock with a fair value of $53,000 to Mr. Norling as a purchase price for the Ecolutions, Inc. The shares were issued to Mr. Norling pursuant to the provisions of Rule 506 of the Securities Act on the basis of representations previously provided by Mr. Norling that he was an “accredited investor” as defined in Rule 501 of the Securities Act.

Other than the sales mentioned above there were no other unregistered sales of securities during our 2013 fiscal year that would be required to be disclosed pursuant to Item 701 of Regulation S-K.

PENNY STOCK RULES

Trading in our common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends Poly Shield’s common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Poly Shield’s securities, which could severely limit their market price and liquidity of Poly Shield’s securities. The application of the “penny stock” rules may affect your ability to resell Poly Shield’s securities.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and Item 10(f) of Regulation SK and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption "Management's Discussion and Analysis" and elsewhere in this Form 10-K. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

General

The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

Results of Operation

	Year Ended December 31,		Changes Between the Years Ended December 31,	Percentage Increase /
	2013	2012	2012 and 2013	(Decrease)
Royalty income	$ 290,628	$ 4,549	$ 286,079	6,288.8%
Survey income	30,000	-	30,000	n/a
Total revenue	320,628	4,549	316,079	6,948.3%

Operating expenses
Amortization	294,548	203,645	90,903	44.6%
General and administrative	1,393,752	414,659	979,093	236.1%
Royalty fee	100,000	70,833	29,167	41.2%
Net loss before other items	1,467,672	684,588	783,084	114.4%

Gain on sale of subsidiary	(127,808)	-	127,808	n/a
Impairment of option and license	658,854	-	658,854	n/a
Interest expense	193,685	93,212	100,473	107.8%

Net loss	$ 2,192,403	$ 777,800	$ 1,414,603	181.9%

Revenues

Our royalty revenue increased by $286,079 or 6,288.8% from $4,549 for the year ended December 31, 2012, to $290,628 for the year ended December 31, 2013. The increase included a one-time payment of $270,502 for a royalty discrepancy discovered by WebTech during the year ended December 31, 2013. Our royalty agreement with WebTech is scheduled to terminate on October 31, 2015.

In addition to the revenue from royalty payments we received revenue from ship surveys for possible installation of our DSOX-15 Systems.  We have not yet recorded any revenue for the sale of our DSOX-15 Systems or any of our other emission abatement technologies, and there is no assurance that we will earn revenues from such sales in the future.

Operating Expenses

During the year ended December 31, 2013, our operating expenses increased by $1,099,163 or 159.5% from $689,137 for the year ended December 31, 2012, to $1,788,300 for the year ended December 31, 2013.  This change was mainly associated with the development and marketing of our DSOX-15 Fuel Purification System, and acquisition of the rights to the Exhaust and Bio Scrubbers.

The most significant year-to-date changes were:

• During the year ended December 31, 2013 we recorded $192,803 in salary and wage expenses which we paid to or on behalf of Rasmus Norling, our Chief Technical Officer. The salary was paid in accordance with the Norling Employment Agreement, which became effective on February 5, 2013. The terms of the Norling Employment Agreement were terminated on March 10, 2014. Mr. Norling currently acts under the terms of a Management Consulting Agreement entered into on March 10, 2014.  See Item 1. and Item 11. of this Annual Report on Form 10-K.

• We incurred $114,864 in survey expenses. These expenses were associated with multiple surveys of ships for the possible installation of the DSOX-15 Systems, as well as surveys of the buildings for installation of water purification systems marketed through our subsidiary, New World Technologies Inc., which we later sold to an unrelated party.

• Due to increased business activity, we felt it was necessary to acquire director’s and officer’s liability insurance, which resulted in an additional cost to our operations of $20,077.

• During the year ended December 31, 2013, our travel and entertainment as well as advertising and promotion expenses increased by $113,391, and $82,215, respectively. The increases were associated with the need to bring awareness about our new emission abatement technologies to the general public and prospective investors. In line with the increased advertising and promotion activities, our web design and maintenance costs increased by $51,916, from $14,500 during the year ended December 31, 2012, to $66,416 during the year ended December 31, 2013.

• During the year ended December 31, 2013 our administrative, consulting and management fees increased by $108,400, $77,210 and $54,000, respectively. These increases were associated with the increased work load that we experienced due to the change in our business model and the need to restructure certain operations. In line with these changes, we also experienced increase to our professional and filing fees of $54,147 and $5,111, respectively.

• During the year ended December 31, 2013, we recorded $24,773 in research and development expenses associated with our DSOX-15 system.

• In July of 2013 we entered into two separate operating lease agreements for an office as well as warehouse and testing facility. In connection with these new leases, our rent and office expenses increased by $27,328 and $57,352, respectively.

• In addition to the expenses noted above, we recorded $100,000 in royalty fees payable according to our license and option rights under the Teak Shield License Agreement, and non-cash amortization expense of $294,548 associated with the Teak Shield License Agreement and distribution and license rights under the GTM Contracts.

Our business efforts with respect to the DSOX-15 System, and the Exhaust and Bio Scrubbers are currently in the development stage, and thus, as we pursue the development of our new business, we expect our operating expenses to further increase in the fiscal 2014 as compared to the prior year’s results.  In addition, because we don’t have operating history with respect to these business lines, it may be difficult for us to predict future operating expenses and capital requirements related to these businesses and our historical results are not expected to be reflective of future expenses and capital requirements.

Other Items

During the year ended December 31, 2013, we recorded a gain of $127,808 when we sold our subsidiary, New World Technologies Group, Inc. to an unrelated party. This gain was offset by the impairment charge associated with our rights under the Teak Shield License, which resulted in $658,854 charged to our operations. During the same period, our interest expense increased by $100,473, or 107.8% from $93,212 for the year ended December 31, 2012, to $193,685 for the year ended December 31, 2013.

Liquidity and Capital Resources

Working Capital

	Year Ended December 31,		Percentage Increase /
	2013	2012	(Decrease)
Current assets	$448,188	$89,277	402.0%
Current liabilities	2,583,245	990,232	160.9%
Working capital deficit	$(2,135,057)	$(900,955)	137.0%

As of December 31, 2013, we had a cash balance of $177,986, a working capital deficit of $2,135,057 and cash flows used in operations of $16,409 for the year then ended. During the year ended December 31, 2013, we primarily funded our operations with $273,306 in loans and advances received during the year.

Cash Flows

	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash flows used in operating activities	$(16,409)	$(376,712)
Cash flows used in investing activities	(63,149)	(250,000)
Cash flows provided by financing activities	250,575	632,974
Net increase in cash during the period	$171,017	$6,262

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2013, was $16,409. This cash was primarily used to cover our operating loss of $2,192,403, to increase our accounts receivable and prepaid expenses by $4,402 and $270,595, respectively. Decrease in our accounts payable and amounts due to related parties of $2,435 and $21,808, respectively further contributed to the usage of cash. These uses of cash were offset by increases in unearned revenue of $1,250,000, accrued liabilities of $93,877, and accrued interest on notes and advances payable of $193,685. Decreases in advance receivable of $80,000 also contributed to offsetting the cash used in our operating activities during 2013.

Net cash used in operating activities during the year ended December 31, 2012, was $376,712. This cash was primarily used to cover our operating loss of $777,800, increases in prepaid expenses and advances of $2,308 and $80,000, respectively. These uses of cash were offset by increases in accounts payable and amounts due to related parties of $101,991 and $42,521, respectively, accrued liabilities of $92,139, and accrued interest on notes and advances payable of $38,101. Decrease in accounts receivable of $4,999 also contributed to offsetting the cash used in our operating activities during 2012.

Non-cash transactions

During the year ended December 31, 2013, our net loss was affected by the following items that did not have any impact on cash used in operations: $658,854 associated with impairment of Teak Shield License, $294,548 in amortization expense, compared to $203,645 amortization expense we recorded for the year ended December 31, 2012; $46,500 in web design costs which we recorded when we issued 150,000 shares of our common stock at a deemed price of $0.31 per share, $14,422 gain that resulted from foreign exchange fluctuations on payments we made in Canadian dollars. The $127,808 gain on sale of our subsidiary further affected the net loss for the year ended December 31, 2013.

Net Cash Used in Investing Activities

During the year ended December 31, 2013, we incurred $41,601 acquiring the necessary equipment for testing our DSOX-15 Fuel Purification System. In addition, we used $21,548 to support operations of New World Technologies Group, Inc. which we sold to an unrelated party on December 2, 2013.

During the year ended December 31, 2012, we invested $250,000 in the Teak Shield Option to purchase 100% of the Teak Shield Licensors’ ownership and interest in their proprietary rights and assets including all licensed products, manufacturing, patents, intellectual property, technology, contracts, trademarks and goodwill related to their fluoropolymer products. To exercise the Teak Shield Option we must pay an additional $2,750,000.

Net Cash Provided by Financing Activities

During the year ended December 31, 2013, we received $273,306 in loans from unrelated parties. These loans were offset by repayment of $20,000 related party loan and accrued interest of $2,731.

During the year ended December 31, 2012, we received $527,974 in loans from unrelated parties.

On September 28, 2012, we issued 350,000 shares of our common stock at a price of $0.30 per share for total proceeds of $105,000 to one subscriber pursuant to Regulation S of the Securities Act of 1933, as amended (the “Act”). The subscriber represented that she was not a “U.S. Person” as that term is defined in Regulation S of the Act.

Going Concern

The notes to our financial statements at December 31, 2013, disclose our uncertain ability to continue as a going concern. We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to qualified customers in Europe. This royalty agreement ends on October 31, 2015, which will end the revenue from this source. Our Teak Shield contract has not generated any revenue.  Our DSOX-15 Fuel Purification System and Exhaust and Bio Scrubbers have begun to generate revenue only recently.  To date revenue related to these emission abatement technologies has been limited to conducting surveys on ships for the potential installation of these systems.  We have not yet recorded revenues from the sale or installation of any systems based on our emission abatement technologies.

We have accumulated a deficit of $4,487,416 since inception and increased sales will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking contracts for our new technologies. As of the date of this report the company signed contracts to install four DSOX-15 Fuel Purification Systems on ships.  The agreements provide for the installation of up to 47 additional DSOX-15 Systems at the same price should the purchasers wish to do so. Despite our current contracts, we cannot provide assurance that we will be successful in generating additional sales. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. Other than the accounting for our royalty revenue, our critical accounting policies do not involve the choice between alternative methods of accounting. We have applied our critical accounting policies and estimation methods consistently.

Revenue Recognition

Revenue is recognized when pervasive evidence of an agreement exists, when it is received or when the income is determinable and collectability is reasonably assured.

Accounts Receivable

Accounts Receivable represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At December 31, 2013 and 2012, our allowance for doubtful accounts was $Nil.

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

At December 31, 2013, we had approximately $177,986 in cash on deposit with a large chartered Canadian bank, of which $172,811 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty and sales income and is not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss. We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At December 31, 2013, we had $3,754 in accounts receivable outstanding.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f) of Regulation SK and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

To the Stockholders and Board of Directors of Poly Shield Technologies Inc.

We have audited the accompanying consolidated balance sheets of Poly Shield Technologies Inc. (the “Company”) as at December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, based on our audits, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

"DMCL"

Dale Matheson Carr-Hilton Labonte LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 28, 2014

POLY SHIELD TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS

Current assets
Cash	$177,986	$6,969
Accounts receivable	3,754	-
Prepaids	266,448	2,308
Advances	-	80,000
	448,188	89,277

Equipment	39,413	-
Investment in option and license	-	946,355
Investment in distribution and license rights	48,141	-
	$535,742	$1,035,632

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$147,600	$156,494
Accrued liabilities	206,454	112,577
Unearned revenue	1,100,000	-
Notes and advances payable	1,070,898	641,060
Due to related parties	58,293	80,101
	2,583,245	990,232

Stockholders' equity (deficit)
Common stock $0.001 par value, 200,000,000 common shares authorized, 187,995,005 issued and outstanding at December 31, 2013 ( December 31, 2012 - 33,745,005)	187,995	33,745
Additional paid in capital	2,240,253	2,295,003
Accumulated deficit	(4,487,416)	(2,295,013)
Accumulated other comprehensive income	11,665	11,665
	(2,047,503)	45,400
	$535,742	$1,035,632

The accompanying notes are an integral part of these consolidated financial statements

POLY SHIELD TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2013	2012

Survey income	$30,000	$-
Royalty income	290,628	4,549
Total revenues	320,628	4,549

Amortization	294,548	203,645
General and administrative expenses	1,393,752	414,659
Royalty fee	100,000	70,833
Loss before other items	(1,467,672)	(684,588)

Other items
Gain on sale of subsidiary	127,808	-
Impairment of option and license	(658,854)	-
Interest expense	(193,685)	(93,212)

Net loss	$(2,192,403)	$(777,800)

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	98,009,663	33,015,861

The accompanying notes are an integral part of these consolidated financial statements

POLY SHIELD TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2013 AND 2012

					Accumulated
	Common shares		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2011	31,727,775	$31,728	$1,292,020	$(1,517,213)	$11,665	$(181,800)

Adjustment to shares due to rollback	564	-	-	-	-	-
Shares issued on purchase of a license agreement	1,666,667	1,667	898,333	-	-	900,000
Shares issued for cash	350,000	350	104,650	-	-	105,000
Net loss for the year ended December 31, 2012	-	-	-	(777,800)	-	(777,800)

Balance at December 31, 2012	33,745,005	33,745	2,295,003	(2,295,013)	11,665	45,400

Shares issued under employment agreement	154,000,000	154,000	81,466,000	-	-	81,620,000
Deferred compensation	-	-	(81,620,000)	-	-	(81,620,000)
Shares issued for purchase of subsidiary	100,000	100	52,900	-	-	53,000
Shares issued for services	150,000	150	46,350	-	-	46,500
Net loss for the year ended December 31, 2013	-	-	-	(2,192,403)	-	(2,192,403)

Balance at December 31, 2013	187,995,005	$187,995	$2,240,253	$(4,487,416)	$11,665	$(2,047,503)

The accompanying notes are an integral part of these consolidated financial statements

POLY SHIELD TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012

Cash flows used in operating activities

Net loss	$(2,192,403)	$(777,800)

Non cash items
Amortization	294,548	203,645
Impairment of option and license	658,854	-
Website design	46,500	-
Foreign exchange gain	(14,422)	-
Gain on sale of subsiadiary	(127,808)	-
Changes in operating assets and liabilities
Accounts receivable	(4,402)	4,999
Advances receivable	80,000	(80,000)
Prepaids	(270,595)	(2,308)
Accounts payable	(2,435)	101,991
Accrued liabilities	93,877	92,139
Unearned revenue	1,250,000	-
Due to related parties	(21,808)	42,521
Accrued interest	193,685	38,101

Net cash used in operating activities	(16,409)	(376,712)

Cash flows from financing activities
Issuance of common shares	-	105,000
Notes payable to related party	(22,731)	-
Notes and advances payable	273,306	527,974
Net cash provided by financing activities	250,575	632,974

Cash flows used in investing activities
Equipment	(41,601)	-
Investment in option agreement	-	(250,000)
Funds advanced to subsidiary	(21,548)	-
Net cash used in investing activities	(63,149)	(250,000)

Net increase in cash	171,017	6,262
Cash, beginning	6,969	707
Cash, ending	$177,986	$6,969

Cash paid for
Income tax	$-	$-
Interest	$92,731	$55,125

The accompanying notes are an integral part of these consolidated financial statements

POLY SHIELD TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Poly Shield Technologies Inc. (the “Company”) was incorporated in the state of Delaware on March 2, 2000 and is listed on the OTCQB under the symbol “SHPR”. The Company was in the global wireless tracking business in Europe until November 1, 2004, when it exchanged this business for a royalty of 6% on future gross sales (the “Royalty Agreement”).  The Royalty Agreement expires on October 31, 2015 (Note 11).

On March 12, 2012, the Company entered into an agreement to purchase the rights to market the products of Teak Shield Corp. (“Teak Shield”). Teak Shield has processes for the production of coatings used to protect surfaces from corrosion, oxidation and degradation (Note 5).

On December 1, 2012, the Company entered into an agreement (the “Employment Agreement”) with Rasmus Norling (the “Vendor”), the inventor and owner of certain technology used to remove alkali metal from fuel in efforts to protect gas turbines from corrosion (Note 4).

On January 31, 2013, the Company acquired all of the issued and outstanding shares in the capital of Ecolutions, Inc., (“Ecolutions”) which was formed by the Vendor on November 15, 2012, for the purpose of developing and marketing environmental and pollution emission solutions internationally. As a result, Ecolutions became a wholly owned subsidiary of the Company (Note 6).

On April 8, 2013, the Company acquired all of the outstanding shares of New World Technologies Group Inc. (“New World”) for consideration of $1. On December 2, 2013, the Company disposed of New World (Note 12). New World was in the business of marketing and installing water purification and energy recovery systems in residential buildings.

On November 18, 2013 the Company formed a subsidiary, Poly Shield Technologies (BVI) Ltd. (“Poly Shield BVI”) under the laws of the British Virgin Islands.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2013, the Company has not achieved profitable operations and has accumulated a deficit of $4,487,416. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

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

Survey revenue

Revenue is realized when the service has been provided and the income is determinable and collectability is reasonably assured.

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

Foreign Currency Translations

Foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the period. Related translation adjustments as well as gains or losses resulting from foreign currency transactions are reported as a component of general and administrative expenses on a statement of operations.

Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, notes payable, and amounts due to related parties. The fair values of these financial instruments approximate their carrying values due to their short maturities.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Due to a company controlled by a Chief Financial Officer	$5,405	$29,839
Due to a director of the Company	-	262
Due to a Chief Technical Officer	4,594	-
Due to a company controlled by a Chief Technical Officer	317	-
Due to a President	294	-
Due to a Chief Executive Officer	43,605	40,000
Due to a company controlled by the Chief Executive Officer	-	10,000
Due to a Vice President of Engineering	4,078	-
Due to related parties (a)	$58,293	$80,101

a)  Amounts are unsecured, due on demand and bear no interest.

During the year ended December 31, 2013 and 2012, the Company incurred the following expenses with related parties:

	December 31, 2013	December 31, 2012
Administrative fees incurred to a company controlled by the Chief Financial Officer	$210,000	$110,500
Management fees incurred to a director	25,000	27,000
Management fees incurred to a director of a former subsidiary	21,000	-
Management fees incurred to an officer of a former subsidiary	18,000	-
Survey fees incurred to the Vice President of Engineering	45,001	-
Survey fees incurred to the Chief Technical Officer	30,000	-
Consulting fees incurred to a company controlled by the Chief Technical Officer	15,000	-
Salary paid to the Chief Technical Officer	180,000	-
Total transactions with related parties	$544,001	$137,500

NOTE 4 - EMPLOYMENT AGREEMENT

On December 1, 2012 (and as amended on December 30, 2013 and February 28, 2014), the Company entered into an Employment Agreement with the Vendor. This agreement became effective on February 5, 2013 (“Effective Date”) when the Company’s board of directors determined that the Vendor had satisfied his obligations to deliver certain deliverables including a ten year license for the rights to utilize, market, sell and distribute emission abatement technologies and certain intellectual property (“Minimum Technology Rights”). Under the terms of the Employment Agreement, the Vendor was appointed the Company’s Chief Executive Officer and received a signing bonus of $180,000. Beginning on the first anniversary of the Effective Date, the Vendor was to be paid an annual base salary of $180,000 per year. In addition, on the Effective Date, the Company issued 154,000,000 shares of its common stock with a fair value of $81,620,000, which were placed in escrow and were to be released to the Vendor upon delivery of bona fide contracts for the sale or lease of products or services at a rate of one share for each $0.25 in revenue. Escrowed stock was to be released in increments of 1,250,000 shares of common stock. The stock ineligible for release by March 31, 2014, was to be considered forfeited.

Subsequent to the year end, on March 10, 2014, the Company and the Vendor terminated the Employment Agreement and entered into a technology transfer agreement (Note 14).

NOTE 5 - LICENSE AGREEMENT

On March 12, 2012, the Company entered into a license agreement with Teak Shield (the “Teak Shield License”) and its owners Robert and Marion Diefendorf (the “Licensors”) whereby the Company has acquired a license to market and sell Teak Shield’s licensed products. In exchange, the Company agreed to pay a 5% royalty to the Licensors with a minimum $100,000 annual royalty payment, and agreed to issue to the Licensors 1,666,667 shares of the Company’s common stock.  At December 31, 2013, the Company has accrued $170,833 (2012 - $70,833) in royalty payable under this agreement.

On April 13, 2012, the purchase of the Teak Shield License was completed and 1,666,667 shares with a fair value of $900,000 were issued.  As part of the agreement, the Company acquired a two year option to purchase 100% of the Licensor’s ownership and interest in its proprietary rights and assets (the “Teak Shield Option”) including all licensed products, manufacturing, patents, intellectual property, technology, contracts, trademarks and goodwill for $250,000. To exercise the Teak Shield Option the Company must pay an additional $2,750,000.

The Teak Shield License and the Teak Shield Option are in effect for two years from the completion of the acquisition, and may be automatically renewed for a further two years. During the year ended December 31, 2013, amortization expense of $287,501 (2012 - $203,645) was recorded.

At December 31, 2013, management determined that the Teak Shield License was fully impaired.

The following table summarizes investment in option and license:

	December 31, 2013	December 31, 2012
Purchase price of Teak Shield License	$900,000	$900,000
Purchase price of Teak Shield Option	250,000	250,000
Amortization	(491,146)	(203,645)
Impairment of Teak Shield Option and License	(658,854)	-
Total investment in option and license	$-	$946,355

NOTE 6 - DISTRIBUTION AND LICENSE RIGHTS

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

The GTM Contracts are amortized over 10 years on a straight line basis. During the year ended December 31, 2013, amortization expense of $4,858 (2012 - $Nil) was recorded.

NOTE 7 - SHARE CAPITAL

On July 11, 2012, the Company effected a consolidation of the issued and outstanding common stock on a one-for-three basis, without decreasing its authorized capital. All share and per share information in these consolidated financial statements have been retroactively re-stated for this stock split.

On April 13, 2012, the Company issued 1,666,667 shares with a fair value of $900,000 as payment for the Teak Shield License (Note 5).

On September 28, 2012, the Company issued 350,000 shares at a price of $0.30 per share for cash proceeds of $105,000.

On January 31, 2013, the Company issued 100,000 shares with a fair value of $53,000 for the purchase of the GTM Contracts (Note 6).

On February 5, 2013, the Company issued 154,000,000 shares with a fair value of $81,620,000 as consideration for the Employment Agreement (Note 4).

On July 1, 2013, the Company issued 150,000 common shares with a fair value of $46,500 in consideration for consulting and web design services.

As at December 31, 2013, there were no warrants or stock options outstanding.

NOTE 8 - EQUIPMENT

During the year ended December 31, 2013, the Company acquired testing and laboratory equipment for a total of $41,601. The equipment is amortized on a straight-line basis over its useful life of five years.   Depreciation of $2,188 was recorded as at December 31, 2013.

NOTE 9 - NOTES AND ADVANCES PAYABLE

Acamar Loan

On April 19, 2012, the Company signed a loan agreement for $260,000, repayable on October 31, 2013 (the “Acamar Loan”). The Acamar Loan bears interest at 3.5% per month for an effective rate of 51% per annum and is secured by the Teak Shield License (Note 5). On December 31, 2013, the Acamar Loan was extended to June 30, 2014.

During the year ended December 31, 2013, the debt holder advanced additional $92,500 (2012 - $25,000), which were added to the principle under Acamar Loan. During the year ended December 31, 2013, the Company repaid $90,000 in interest (2012 - $55,125). The minimum interest payable on the loan was $26,000, which was repaid during the year ended December 31, 2012.

Other Loans

During the year ended December 31, 2013, the Company received advances of $173,000 and CAD$103,500 ($97,311). These advances do not bear interest, are due on demand and are unsecured.

During the year ended December 31, 2013, the Company repaid $20,000 in loans which were accruing interest at 8% and $2,731 in related accrued interest.

During the year ended December 31, 2012, the Company entered into loan agreements for CAD $190,000 ($190,974) and $12,000. The loans are due on demand, unsecured and bear an annual interest at 6% and 8% respectively.  During the same period, the Company received advances for the total of $40,000 from unrelated parties. These advances are unsecured, do not bear interest and are due on demand.

Subsequent to the year end, on January 15, 2014, the Company entered into a loan agreement for $2,000,000 (Note 14).

The tables below summarize the loans outstanding as at December 31, 2013 and 2012:

As at December 31, 2013
	Interest rate per annum	Due date	Principal Outstanding	Accrued interest	Total
Acamar Loan	51%	June 30, 2014	$377,500	$108,059	$485,559
Other Loans	8%	On demand	27,000	4,604	31,604
Other Loans	7%	On demand	49,500	12,401	61,901
Other Loans	6%	On demand	178,639	17,884	196,523
Other Loans	0%	On demand	295,311	-	295,311
			$927,950	$142,948	$1,070,898

All loans are unsecured with the exception of the Acamar Loan, which is secured by the Teak Shield License (Note 5).

As at December 31, 2012
	Interest rate per annum	Due date	Principal Outstanding	Accrued interest	Total
Acamar Loan	51%	June 30, 2014	$285,000	$23,593	$308,593
Other Loans	8%	On demand	47,000	4,852	51,852
Other Loans	7%	On demand	49,500	8,228	57,728
Other Loans	6%	On demand	190,974	6,914	197,888
Other Loans	0%	On demand	25,000	-	25,000
			$597,474	$43,587	$641,060

All loans are unsecured with the exception of the Acamar Loan, which is secured by the Teak Shield License (Note 5).

NOTE 10 - UNEARNED REVENUE

During the year ended December 31, 2013 the Company received $1,100,000 (2012-$Nil), in deposits for future installations of DSOX-15 Fuel Purification Systems.

NOTE 11 - ROYALTY INCOME

On October 30, 2013, the Company entered into a settlement agreement with regard to the Royalty Agreement (Note 1). Pursuant to the agreement, the Company received $270,502 in settlement of a discrepancy for royalties earned by the Company on previous sales subject to royalty payments.

NOTE 12 - GAIN ON DISPOSITION OF SUBSIDIARY

On December 5, 2013, the Company entered into a divestiture and share purchase agreement (the “Share Purchase Agreement”) dated effective as of December 2, 2013, with New World and an unrelated party. Under the terms of the Share Purchase Agreement the Company sold all of the issued and outstanding shares of its wholly owned subsidiary, New World, in exchange for a 5% royalty on New World’s gross revenues, expiring on December 31, 2018 (the “Royalty”). New World may buy out the Royalty at any time for $1,000,000 without credit for amounts previously paid under the Royalty.

The sale of the New World resulted in a gain of $127,808.

NOTE 13 - INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	December 31, 2013	December 31, 2012
Net and comprehensive loss	$(2,192,403)	$(777,800)
Statutory tax rate	43.7%	43.7%
Expected income tax recovery	(958,080)	(339,899)
Increase in valuation allowance	958,080	339,899
	$-	$-

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	December 31, 2013	December 31, 2012
Deferred income tax assets
Non-capital losses carried forward	$1,393,141	$435,061
Less: Valuation allowance	(1,393,141)	(435,061)
Net deferred income tax assets	$-	$-

At December 31, 2013 and 2012 the Company had a deferred tax asset that related to net operating losses. A 100% valuation allowance has been established; as management believes it is more likely than not that the deferred tax asset will not be realized.

As at December 31, 2013, the Company has net operating loss carry forwards of approximately $3,188,000 (2012 - $995,562) to reduce future federal and state taxable income. These losses expire by 2033.

Net operating losses incurred prior to May 6, 2002 are subject to an annual limitation due to an ownership change (as defined under Section 382 of the Internal Revenue Code of 1986). Unused annual limitations may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.

The Company is not currently subject to any income tax examinations by any tax authority. Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

NOTE 14 - SUBSEQUENT EVENT

Termination of Employment Agreement (Note 4)

Subsequent to the year end, on March 10, 2014, the Company and the Vendor terminated the Employment Agreement and entered into a technology transfer agreement whereby the Vendor would transfer the title of certain patent applications to the Company in return for the release of 54,000,000 of the aforementioned 154,000,000 shares. The remaining 100,000,000 shares were cancelled.

Management Consulting Agreement

On March 10, 2014, the Company entered into a management consulting agreement with the Vendor whereby the Vendor would provide consulting services to the Company in return for a monthly consulting fee of $22,500 per month and the issuance of 10,000,000 warrants with an exercise price of $1 which expire on March 10, 2017. The Vendor may choose to exercise the warrants for up to 5,000,000 shares of common stock by way of a cashless exercise. Either party may terminate the agreement at any time with sixty days written notice.

KF Business Ventures Loan Agreement (Note 9)

On January 15, 2014, the Company entered into a binding letter agreement (the “Letter Agreement”) with a Lender, which was superseded by the formal definitive loan agreement signed on February 11, 2014 and further amended on March 10, 2014 (the “KF Loan Agreement”). Under the KF Loan Agreement, the Lender agreed to lend to the Company up to $2,000,000 (the “KF Loan”). The KF Loan is to be advanced in four equal installments of $500,000 each, the first installment of which was advanced on execution of the Letter Agreement and has been received.  The remaining $1,500,000 will be advanced in equal installments of $500,000 each on the first day of each consecutive calendar month beginning on April 1, 2014, subject to the condition that, on or before March 31, 2014, the Company shall have entered into arrangements to restructure the terms and conditions under which Company’s Chief Technical Officer held the 154,000,000 restricted and escrowed shares of the Company’s common stock issued pursuant to the terms of his Employment Agreement (Note 4).

The KF Loan accumulates interest at a rate of 10% per annum, compounded monthly. Principal and interest will become payable in 18 equal monthly installments commencing on January 1, 2015.  The Company has the right to prepay the amounts outstanding under the KF Loan at any time in increments of not less than $250,000.

As additional consideration for the Lender agreeing to loan the funds to the Company, the Company has agreed to issue to the Lender non-transferrable share purchase warrants to purchase a total of 6,200,000 shares of the Company’s common stock, exercisable at a price of $1 per share.  Warrants for 2,200,000 shares of the Company’s common stock will expire on January 15, 2015, and warrants for 4,000,000 shares of the Company’s common stock will expire on January 15, 2018.  The Lender may choose to exercise the warrants for up to 3,100,000 shares of common stock by way of a cashless exercise.

On March 10, 2014 the Company signed an amendment to the KF Loan Agreement (Note 9). Under the terms of the Amendment Agreement, the Company agreed to issue to the Lender non-transferrable share purchase warrants for a total of 704,546 shares of the Company’s common stock with an initial exercise price of $1per share (collectively, the “Additional Warrants”).  250,000 of the Additional Warrants expire on January 15, 2015, with the remaining 454,546 Additional Warrants expiring on January 15, 2018.  The Additional Warrants are in addition to, and on substantially the same terms, as the warrants for the purchase of up to 6,200,000 shares of the Company’s common stock previously issued by the Company to the Lender under the Loan Agreement (the “Original Warrants”). The Additional Warrants may be exercised by way of a cashless exercise for a total of up to 352,273 shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Controls over Financial Reporting

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (SOX). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, it was found that the internal controls can be relied upon.

Our independent auditors have not issued an attestation report on management’s assessment of our internal control over financial reporting. As a result, this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls

As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our results of operations.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Each of our directors holds office until the earlier of (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Our management team is listed below.

Management Team

Name	Position(s)
Brad Eckenweiler	Director, Chief Executive Officer

Rasmus Norling	Director, Chief Technical Officer

James Pakulis	Director, President

Joao (John) da Costa	Director Chief Financial Officer, Treasurer, Corporate Secretary

Jeffrey Buczek	Director, Vice President of Engineering

Mitchell R. Miller	Director

Brad Eckenweiler: Mr. Eckenweiler (60) was appointed as our CEO, and as a member of our Board of Directors on September 9, 2013. Mr. Eckenweiler is an executive with worldwide business experience in operations, corporate finance, multi-border negotiations and global securities markets. From 2002 to 2012, Mr. Eckenweiler acted as Chief Executive Officer, Chairman and as a director of Midastrade.com Inc. a company that formerly traded on the OTC Markets Pink Sheets that provided securities trading services. For the past two years Mr. Eckenweiler acted as an independent consultant to the Company, however was not paid any compensation except for reimbursement of expenses.

Rasmus Norling: Mr. Norling (41) was appointed as our CEO and President, and as a member of our Board of Directors, on February 6, 2013. On September 9, 2013 Mr. Norling resigned as our CEO & President and accepted the position of Chief Technical Officer. Mr. Norling is the immediate past Manager of Research and Development of Marine Technical Services at Royal Caribbean International, Ltd., where he had been employed from May 2000 until December 2012. During his employment at Royal Caribbean, Mr. Norling also held positions as Manager of Research and Development of Environmental Technologies, Manager of Research and Development of Energy Optimization, Ship Manager of Marine Operations, and Chief Engineer.

James Pakulis:  Mr. Pakulis (50) was appointed as our President, and as a member of our Board of Directors, on September 9, 2013. Mr. Pakulis has three decades of experience working with entrepreneurial companies in a variety of emerging and high-growth sectors including internet, finance, real estate, and health care. Mr. Pakulis, is currently a director, Chief Executive Officer and President of SearchCore, Inc. a Nevada corporation engaged in developing, operating and monetizing websites that focus on specific niche industries, also known as vertical finder websites or finder sites. Prior to joining SearchCore Inc. Mr. Pakulis was an advisor to Synergistic Resources, LLC an outsourced healthcare clinic management company acquired by SearchCore Inc. in December 2010.  From 2003 to 2009, Mr. Pakulis was President of Pacific West Funding Corporation, a real estate financing firm headquartered in Utah. Mr. Pakulis received his BA degree in English from the Ohio State University in 1987.

Joao (John) da Costa: Mr. da Costa (49) has been our CFO, Corporate Secretary and member of our Board of Directors since May 2002. Mr. da Costa was previously our CEO and President from February 2006 until May 2012. Mr. da Costa has more than twenty years of experience providing bookkeeping and accounting services to both private and public companies and is the founder and president of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003.  In addition to Poly Shield, Mr. da Costa currently serves as the CFO, Treasurer and a director of Red Metal Resources Ltd., a company reporting under the Exchange Act and engaged in the business of acquiring and exploring mineral claims.  Mr. da Costa also currently serves as the CFO, Secretary and a director of Kesselrun Resources Ltd., a Canadian reporting company listed on the TSX Venture Exchange. Mr. da Costa is also a director, CFO and Secretary of Turquoise Capital Corp., a Capital Pool Company pursuant to the policies of the TSX Venture Exchange. From August 2006 until December 2011, Mr. da Costa served as the Treasurer of Rock City Energy Corp., an oil and gas exploration company previously reporting under the Exchange Act; and from October 2010 to May 2011, Mr. da Costa served as a director of Live Current Media Inc., a company that operated a number of e-commerce websites that was previously reporting under the Exchange Act.

Jeffrey Buczek: Mr. Buczek (46) was appointed as our Vice President of Engineering, and as a member of our Board of Directors, on September 9, 2013. Mr. Buczek joins the Company after being employed since May 2011 as a Research and Development Engineer and Engineering Project Planner in Global Marine Technical Services for Royal Caribbean International, Ltd. During his employment at Royal Caribbean Mr. Buczek managed and coordinated various aspects of new R&D projects from planning, installation and testing through commissioning and class approval. Before Royal Caribbean Mr. Buczek was employed with Motorola, Inc. as a Lead Design and Development Engineer and Engineering Team Manager and with Ford Motor Company as Mechanical and Robotics Engineer. Mr. Buczek received a Master’s Degree in Mechanical Engineering in 1992 and a Bachelor’s Degree in Mechanical Engineering in 1989 from Penn State University.

Mitchell R. Miller: Mr. Miller (56) has been a director since May 11, 2012.  Mr. Miller previously acted as our CEO and President from May 11, 2012 until February 6, 2013. Since November 2007 Mr. Miller has been the principal, founder and the former Chief Executive Officer of H2 Energy Solutions, Inc., a master distributor for Altergy Systems, Inc., a mass producer of hydrogen fuel cells which is an alternative source for electrical energy. His expertise is in the development of distribution markets both domestically and internationally including; India, Latin America, the Middle East and Russia. Mr. Miller's marketing and management experience include commercial banking, international business development, marketing, logistics, and franchising.

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

• subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities; commodities trading or banking activities;

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

• found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC.  Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a).  Based on our review of the copies of such forms received by us, the following persons have, during the fiscal year ended December 31, 2013, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

• Rasmus Norling, currently our Chief Technical Officer, was appointed as our CEO, President and to our Board of Directors on February 6, 2013.  Mr. Norling filed his Form 3 reflecting his status as a director and officer of Poly Shield on February 20, 2013.

• Mr. Norling was late filing the Form 4 reflecting the change in his ownership of securities when, pursuant to the Norling Employment Agreement, he was granted a total of 154,100,000 shares of our common stock.

• Brad Eckenweiler was appointed as our CEO and to our Board of Directors on September 9, 2013.  Mr. Eckenweiler filed his Form 3 reflecting his status as a director and officer of Poly Shield on September 30, 2013

• Jeffrey Buczek was appointed as our Vice President of Engineering and to our Board of Directors on September 9, 2013.  Mr. Buczek filed his Form 3 reflecting his status as a director and officer of Poly Shield on September 24, 2013

• James Pakulis was appointed as our President and to our Board of Directors on September 9, 2013.  Mr. Pakulis filed his Form 3 reflecting his status as a director and officer of Poly Shield on September 25, 2013.

• Mr. Pakulis was late filing a Form 4 reflecting the change in his ownership of securities when he acquired 1,000,000 shares of our Common Stock on September 28, 2013.

Nomination Procedure for Directors

We do not have a standing nominating committee.  Recommendations for candidates to stand for election as directors are made by our Board of Directors. We have not adopted a policy that permits shareholders to recommend nominees for election as directors or a process for shareholders to send communications to our Board of Directors. However, pursuant to Section 3 of Article III of our By-laws, shareholders are able to provide us with information for nominees for directors subject to the conditions provided in Section 3 of Article III of our By-laws.

Identification of Audit Committee

We do not have a separately-designated standing audit committee. Rather, our entire Board of Directors perform the required functions of an audit committee.

Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

As of December 31, 2013, we did not have a written audit committee charter or similar document and have not adopted any specific policies or procedures for the engagement of non-audit services.

Audit Committee Financial Expert

John da Costa, our Chief Financial Officer and a director qualifies as an “audit committee financial expert”, as defined by Item 407 of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. Notwithstanding the fact that Mr. da Costa is not an independent director, we believe that his experience in preparing, analyzing and evaluating financial statements, as well as his knowledge of public company reporting will provide us with the guidance we need until we are able to expand our board to include independent directors who have the knowledge and experience to serve on an audit committee.

Code of Ethics

We have adopted a Code of Ethics that applies to all our executive officers and employees, including our CEO and CFO. See Exhibit 14 - Code of Ethics for more information. We believe that our Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Non-qualified Deferred Compensation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Brad Eckenweiler CEO Sept 2013 -present	2012 2013	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil
Rasmus Norling CEO and President Feb 2013 - Sept 2013 CTO Sept 2013-present	2012 2013	nil nil	nil 180,000	nil 81,620,000(5)	nil nil	nil nil	nil nil	nil 45,000(1)	nil 81,845,000(5)
James Pakulis President Sept 2013-present	2012 2013	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil
John da Costa CEO and President Feb 2006 - May 2012 CFO May 2002-present	2012 2013	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	110,500(2) 210,000(2)	110,500(2) 210,000(2)
Jeffrey Buczek VP Engineering Sept 2013-present	2012 2013	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil 45,001(4)	nil 45,001(4)
Mitchell Miller Former CEO and President(3) May 2012 - Feb 2013	2012 2013	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	27,000(3) 25,000(3)	27,000(3) 25,000(3)

(1)	$15,000 was paid to Norling Inc., a company of which Mr. Norling is the sole owner of, for consulting services and $30,000 was paid to Mr. Norling for ship survey fees.
(2)	Paid or accrued to Da Costa Management Corp., which John da Costa is the sole director and shareholder of, for professional, administrative and accounting services.
(3)	Mr. Miller resigned as our CEO and President on February 6, 2013. The amounts represents fees paid or accrued to Mr. Miller for management services provided during the year.
(4)	Paid or accrued to Mr. Buczek for engineering services.
(5)

The stock awards represent the value assigned to 154,000,000 shares of Custodial Stock issued pursuant to the Norling Employment Agreement.  No shares of Custodial Stock became eligible for release to Mr. Norling during or after fiscal 2013 under the terms of the Norling Employment Agreement.  As further described below, on March 10, 2014, the Norling Employment Agreement was cancelled and Mr. Norling surrendered 100,000,000 shares for cancellation and forfeited all rights to those shares.  The remaining 54,000,000 shares of the Custodial Stock were released to Mr. Norling in consideration for the transfer by him to us of certain technology rights.

Currently, there are no arrangements between us and our directors whereby such directors are compensated for any services provided as directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unvested stock awards for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2013.

Name and Principal Position	Number of shares or units of stock that have not yet vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Brad Eckenweiler Chief Executive Officer & Director	Nil	Nil	Nil	Nil
Rasmus Norling Chief Technical Officer & Director	Nil	Nil	154,000,000(1)	$170,940,000(1)
James Pakulis President & Director	Nil	Nil	Nil	Nil
Joao (John) da Costa Chief Financial Officer, Treasurer, Secretary & Director	Nil	Nil	Nil	Nil
Jeffrey Buczek VP Engineering & Director	Nil	Nil	Nil	Nil
Mitchell Miller Director & Former CEO and President	Nil	Nil	Nil	Nil

(1) The unvested shares listed as owned by Mr. Norling represent the 154,000,000 shares of Custodial Stock issued pursuant to the Norling Employment Agreement. None of the Custodial Stock was released to Mr. Norling under the Norling Employement Agreement. As further described below, on March 10, 2014, Mr. Norling surrendered 100,000,000 shares for cancellation and forfeited all rights to those shares.  In addition, 54,000,000 shares of the Custodial Stock were released to Mr. Norling in consideration for the transfer by him to us of certain technology rights.  The market value at year end of the unvested shares listed as owned by Mr. Norling is based on the closing price for our common stock as of December 31, 2013 of $1.11.

Employment Agreements

On December 6, 2012, we entered into an employment agreement (the “Norling Employment Agreement”) dated December 1, 2012, with Rasmus Norling. On December 30, 2013, we signed an addendum to the Norling Employment Agreement to extend the term of the eligibility for the release of the Custodial Stock (as described in the following paragraph) to February 28, 2014, and on February 28, 2014 we signed a further addendum to further extend this term to March 31, 2014.  Effectiveness of the Norling Employment Agreement was contingent upon Mr. Norling delivering to us certain minimum rights (the “Minimum Technology Rights”). By assigning to us the US and European patent applications for the Bio Scrubber, and selling to us all of the outstanding shares of Ecolutions, Inc. (and our resulting acquisition of Ecolution’s rights under its Collaboration, Master Distributor and License Agreements with Green Tech Marine AS), Mr. Norling satisfied his obligations to deliver the Minimum Technology Rights to us, and the Norling Employment Agreement was determined to be effective as of February 5, 2013.  Under the terms of the Norling Employment Agreement, Mr. Norling was paid a signing bonus of $180,000 on February 5, 2013.  Beginning in 2014, Mr. Norling became entitled to an annual salary of $180,000 per year.

In addition to the base salary and signing bonus, Mr. Norling was issued 154,000,000 shares of our common stock (the “Custodial Stock”). The Custodial Stock was held in escrow and could not have been sold, transferred, pledged or assigned by Mr. Norling and was subject to forfeiture pending the satisfaction by Mr. Norling of certain performance incentives.  To earn release of the Custodial Stock, Mr. Norling was required to deliver to the Company bona fide contracts for the sale or lease of products or services based on the Exhaust Scrubber, Bio Scrubber and / or newly developed DSOX-15 System technologies.  To qualify, these contracts (the “Qualifying Contracts”) had to be approved by our Board of Directors.  The Custodial Stock was to be released to Mr. Norling in equal proportion to the non-contingent face value of the Qualifying Contracts at a rate of $0.25 per share, in minimum increments of 1,250,000 shares (i.e. Qualifying Contracts having an incremental value of $312,500).  To earn release of all of the Custodial Stock, Mr. Norling was required to deliver Qualifying Contracts totaling a minimum of $38,500,000 by March 31, 2014 (as amended).  Any shares that did not become eligible for release by March 31, 2014 would have been forfeited and all of Mr. Norling’s rights thereto terminated in their entirety.  Pending the release or forfeiture of the Custodial Stock, Mr. Norling was entitled to all other rights and privileges as a shareholder with respect to the Custodial Stock, including the right to vote the Custodial Stock, except that any shares distributed as a stock dividend, stock split or similar transaction would have been subject to the same limitations and restrictions as the Custodial Stock. No shares of Custodial Stock became eligible for release during or after fiscal 2013 under the terms of the Norling Employment Agreement. The Norling Employment Agreement did not contain any provisions regarding payments in the event of the termination of his employment or a change in control.

Cancellation of Norling Employment Agreement, and Entry into Consulting and Other Agreements

On March 10, 2014, we entered into the Technology Transfer Agreement and the Management Consulting Agreement with Mr. Norling. Pursuant to the terms of the Technology Transfer Agreement, we agreed to cancel and terminate the terms of the Norling Employment Agreement (as amended).

Under the terms of the Technology Transfer Agreement, Mr. Norling agreed to sell to us all of his right, title and interest in and to all technologies then owned by him that relate to the reduction of emissions from internal combustion engines through the pre-treatment of input fuels, the treatment of exhaust gases produced by such engines, or any combination thereof, including all of Mr. Norling’s right, title and interest in and to certain patent applications (the “Norling Emission Technologies”).  In consideration for the Norling Emission Technologies, we agreed to release 54,000,000 shares of Custodial Stock (which shares had not been eligible for release under the terms of the Norling Employment Agreement). The remaining 100,000,000 shares of Custodial Stock have been surrendered for cancellation.

Under the terms of the Consulting Agreement, Mr. Norling will continue to act as our Chief Technical Officer and will be entitled to a consulting fee of $22,500 per month.  In addition, we issued to Mr. Norling warrants to purchase up to 10,000,000 shares of our common stock at an initial exercise price of $1.00 per share (the “Norling Warrants”).  The Norling Warrants are exercisable for a period of 3 years provided that, if Mr. Norling ceases to act for us:

(a) For a reason involving fraud, breach of contract or failure to follow the directives of the our Board, the Norling Warrants will expire 30 days after Mr. Norling ceases to act for us, and

(b) For any other reason, the Norling Warrants will expire 90 days after Mr. Norling ceases to act.

In addition, the Norling Warrants may be exercised by way of a cashless exercise for up to 5,000,000 shares of common stock.

Aside from the agreement described above, there are no employment agreements between us and any other named executive officers, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officers which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Poly Shield or from a change in a named executive officer’s responsibilities following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following tables set forth certain information concerning the number of shares of our common stock owned beneficially as of March 25, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following tables does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.  As of March 25, 2014, there were 87,995,005 shares of our common stock issued and outstanding.

.

Security Ownership of Certain Beneficial Owners (more than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Rasmus Norling 103 De Diego Apr. 601 San Juan, PR 00911	64,100,000(1)	65.4%

Common Stock	KF Business Ventures, LP 10866 Wilshire Boulevard, Suite 1500 Los Angeles, California 90024	6,904,546(2)	7.2%

Common Stock	Robert C. Kopple 10866 Wilshire Boulevard, Suite 1500 Los Angeles, California 90024	6,904,546(2)	7.2%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Brad Eckenweiler 105 De Diego Apr. 601 N San Juan, PR 00911	166,667	0.2%

Common Stock	Rasmus Norling 103 De Diego Apr. 601 San Juan, PR 00911	64,100,000(1)	65.4%

Common Stock	James Pakulis 27758 Santa Margarita Parkway, #199 Mission Viejo, CA 92691	2,133,334	2.4%

Common Stock	John da Costa 810 - 789 Pender Street West Vancouver, BC V6C 1H2	Nil	0%

Common Stock	Jeffrey Buczek 1520 SW 55th Avenue Plantation, FL 33317	Nil	0%

Common Stock	Mitchell Miller 428 Plaza Real, #419 Boca Raton, FL 33432	Nil	0%

Common Stock	Directors and Executive Officers (as a group)	66,400,001	67.8%

(1)  64,000,000 shares listed as being held by Mr. Norling include non-transferrable warrants to purchase 10,000,000 shares of our common stock at initial exercise price of $1.00 per share which expire on March 10, 2017 (subject to earlier termination as set out in the terms of the warrants). Mr. Norling has the right to exercise these warrants by way of cashless exercise for up to 5,000,000 shares of our common stock.

(2)  Mr. Kopple is the President of Kopple Financial, Inc., the general partner of KF Business Ventures, LP.  As such, Mr. Kopple is listed as having voting and investment power over the securities listed as beneficially owned by KF Business Ventures.  The shares listed as beneficially owned by KF Business Ventures consists of warrants to purchase up to 6,904,546 shares of our common stock at an initial exercise price of $1.00 per share.  KF Business Ventures has the right to exercise these warrants by way of cashless exercise for up to 3,452,273 shares of our common stock.  Additional details of the warrants held by KF Business Ventures is provided under Item 1 of this Annual Report on Form 10-K.

Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None

Equity Compensation Plans Not Approved By Security Holders	151,000	$0.30	None

At December 31, 2013 we had the following individual compensation arrangements under which we had an obligation to issue equity securities:

• Pursuant to our May 28, 2013, agreement for development of marketing, branding and design services with an arms length vendor, we agreed to issue 201,000 shares of our common stock as consideration for these services. On July 1, 2013 we issued 150,000 shares at a deemed price of $0.31 per share, and are obligated to issue additional 51,000 shares of our common stock at the time of the launch of the newly developed web site. As of the date of this report the 51,000 shares have not yet been earned or issued.

• On July 23, 2013, we entered into a six-months consulting agreement with an unrelated party for the total of $30,000. This contract may be settled by issuance of 100,000 shares of our common stock. As of the date of this report, these shares have not yet been earned or issued.

Changes in Control

We are not aware of any arrangements that may result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director independence

Our common stock is quoted on the OTC Link alternative trading system on the OTCQB marketplace, which does not have director independence requirements.  In determining whether any of our directors are independent, we have applied the definition of “independent director” in Section 803 of the NYSE MKT Company Guide.  We have determined that, under that definition, as of the date of this Annual Report on Form 10-K, Mitchell R. Miller may be considered to be independent.

Transactions with Related Persons

Since January, 2012, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

The following table describes amounts due to or from related parties that were incurred during the fiscal years ended December 31, 2012 and December 31, 2013, and through March 31, 2014.

	Period ended	Fiscal years ended December 31,
	March 31, 2014	2013	2012
Due to Da Costa Management Corp.(a)	$5,219	$5,405	$29,839
Due to/(from) Mitch Miller(b)	$-	$-	$262
Due to/(from) Rasmus Norling(c)	$-	$4,911	$(80,000)
Due to Jeffrey Buczek(d)	$-	$4,078	$-
Due to/(from) Brad Eckenweiler(e)	$-	$43,605	$50,000
Due to James Pakulis(f)	$-	$294	$-

(a) During the period ended March 31, 2014, we paid or accrued a total of $75,000 in administrative fees to Da Costa Management Corp. During the years ended December 31, 2013 and 2012, we incurred $210,000 and $110,500 in administrative fees to the same company.

(b) During the period ended March 31, 2014, we paid or accrued a total of $45,000 in management fees to Mitchell Miller. During the years ended December 31, 2013 and 2012, we incurred $25,000 and $27,000 in management fees to Mitchell Miller.

(c) During the period ended March 31, 2014, in addition to the  salary payments and withholding taxes that are described under Item 11. of this Annual Report we paid or accrued $22,500 in consulting fees to Rasmus Norling. During the year ended December 31, 2013, we paid Mr. Norling $30,000 in ship survey fees. In addition, during the year ended December 31, 2013 we paid $15,000 in consulting fees to Norling Inc.

(d) During the year ended December 31, 2013 and for the period ended March 31, 2014, we paid Mr. Buczek $45,001 and $35,001 in consulting fees, respectively.

(e) During the period ended March 31, 2014, and during the years ended December 31, 2013 and 2012 we did not incur any fees with Brad Eckenweiler other than reimbursable expenses associated with the development of our business.

(f) During the period ended March 31, 2014, we paid $15,000 in consulting fees to James Pakulis. We did not have any expenses with Mr. Pakulis during the last two fiscal years, other than reimbursable expenses associated with the development of our business.

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

2013 - $31,028 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2012 - $17,539 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Poly Shield’s financial statements and are not reported in the preceding paragraph:

2013 - $0 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2012 - $500 - Dale Matheson Carr-Hilton Labonte, L.L.P., billed for a consent letter concerning the change of auditors.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013 - $1,890 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2012 - $0 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013 - $0- Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2012 - $0 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Approval Policies and Procedures

We do not have a separately standing audit committee.  As such, our entire board of directors acts as our audit committee.  Our board of directors annually reviews the qualifications of our principal accountant and approves their engagement as our principal accountant prior to their engagement.  All of the non-audit services provided by our principal accountant were either pre-approved by our board of directors prior to engagement of the principal accountant for those services, or were approved by our  board of directors prior to completion of their audit of our annual financial statements.  Fees paid for non-audit services in 2013 and 2012 constituted less than 5% of total fees paid to our principal accountants in those years.

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

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.3	Certificate of Amendment to Certificate of Incorporation - Name Change to Poly Shield Technologies Inc.(7)
3.4	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(3)
10.4	Technology License Agreement with Option to Purchase dated March 12, 2012, between the Company, Teak Shield Corp., and Robert and Marion Diefendorf. (4)
10.5	Loan Agreement dated April 19, 2012, between GlobeTrac Inc. and Acamar Investments Inc.(4)
10.6	Acamar Promissory Note dated April 19, 2012, given the Company in favor of Acamar Investments, Inc.(4)
10.7	Security Agreement dated April 19, 2012, granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(4)
10.8	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(5)
10.9	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(5)
10.10	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(5)
10.11	Extension letter dated October 17, 2012, from Acamar Investments, Inc. (7)
10.12	Amendment No. 1 to Loan Agreement and Promissory Note dated November 16, 2012, between the Company and Acamar Investments, Inc.(8)
10.13	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012. (9)
10.14	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.15	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.16	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.17	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.18	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.19	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS. (11)
10.20	Share Purchase Agreement dated April 8, 2013, between J. Douglas Faulkner and Poly Shield Technologies Inc.(12)
10.21	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(13)
10.22	Purchase and sale Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc. (14)
10.23	Divestiture and Share Purchase Agreement amongst Octavio Viveros, New World Technologies Group, Inc., and Poly Shield Technologies Inc. dated effective as of December 2, 2013. (15)
10.24	Addendum to December 1, 2012 Employment Agreement, dated effective as of December 30, 2013. (16)

Exhibit Number	Description of Exhibit
10.25	Letter Agreement dated January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (17)
10.26	Loan Agreement dated as of January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (18)
10.27	Addendum No. 2 to December 1, 2012 Employment Agreement, dated effective as of February 28, 2014. (19)
10.28	Technology Transfer Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (20)
10.29	Management Consulting Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (20)
10.30	Amendment No. 1 to Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated effective as of March 10, 2014. (20)
14.1	Code of Ethics (2)
21.1	List of Subsidiaries (21)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (20)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (20)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (20)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (20)

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1) Filed as an exhibit to our Registration statement on Form SB-2 filed on August 2, 2001.

(2) Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on April 15, 2003.

(3) Filed as an exhibit to our Current Report on Form 8-K filed on November 14, 2005.

(4) Filed as an exhibit to our Current Report on Form 8-K filed on December 31, 2011.

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

(8) Filed as an exhibit to our Current Report on Form 8-K filed on December 7, 2012.

(9) Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2012.

(10) Filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2013.

(11) Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2013.

(12) Filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 14, 2013.

(13) Filed as an exhibit to our Current Report on Form 8-K filed on July 24, 2013.

(14) Filed as an exhibit to our Current Report on Form 8-K filed on August 22, 2013.

(15) Filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2013.

(16) Filed as an exhibit to our Current Report on Form 8-K filed on January 3, 2014.

(17) Filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2014.

(18) Filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2014.

(19) Filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2014.

(20) Filed as an exhibit to our Current Report on Form 8-K filed on March 11, 2014.

(21) Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Poly Shield Technologies Inc. has caused this report to be signed on their behalf by the undersigned duly authorized persons.

POLY SHIELD TECHNOLOGIES INC.

By:	/s/ Brad Eckenweiler
Name:	Brad Eckenweiler
Title:	CEO
Dated:	March 31, 2014

By:	/s/ Joao (John) da Costa
Name:	Joao (John) da Costa
Title:	CFO
Dated:	March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Poly Shield Technologies Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Brad Eckenweiler	Chief Executive Officer,	March 31, 2014
Brad Eckenweiler	(Principal Executive Officer)
and Member of the Board of Directors

/s/ Joao (John) da Costa	Chief Financial Officer,	March 31, 2014
Joao (John) da Costa	(Principal Financial Officer and Principal Accounting Officer)
Corporate Secretary, Treasurer
and Member of the Board of Directors

/s/ James Pakulis	President	March 31, 2014
James Pakulis	and Member of the Board of Directors

/s/ Rasmus Norling	Chief Technical Officer,	March 31, 2014
Rasmus Norling	and Member of the Board of Directors

/s/ Jeffrey Buczek	Vice President of Engineering	March 31, 2014
Jeffrey Buczek	and Member of the Board of Directors

/s/ Mitchell R. Miller	Member of the Board of Directors	March 31, 2014
Mitchell R. Miller