Form 10-Q
period 2014-03-31
Poly Shield Technologies Inc.
filed 2014-05-15
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-33309

POLY SHIELD TECHNOLOGIES INC.

 (Exact name of registrant as specified in its charter)

DELAWARE	33-0953557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 S Andrews Ave, Suite 201 Fort Lauderdale, Florida	33316
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 2014, the Issuer had 87,995,005 shares of common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Poly Shield” mean Poly Shield Technologies Inc. and our subsidiaries Ecolutions, Inc. and Poly Shield Technologies (BVI) Ltd., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

POLY SHIELD TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	Unaudited
ASSETS

Current assets
Cash	$505,905	$177,986
Accounts receivable	26,217	3,754
Loan receivable	1,000,000	-
Prepaids	155,737	266,448
Work in progress	399,859	-
	2,087,718	448,188

Equipment	37,362	39,413
Investment in distribution and license rights	46,817	48,141
Investment in technology	52,161,750	-
	$54,333,647	$535,742

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$335,648	$147,600
Accrued liabilities	271,588	206,454
Unearned revenue	1,100,000	1,100,000
Notes and advances payable	1,107,505	1,070,898
Due to related parties	6,170	58,293
Current portion of the long-term loan	384,818	-
	3,205,729	2,583,245

Long-term loan	138,660	-
Total liabilities	3,344,389	2,583,245

Stockholders' equity (deficit)
Common stock $0.001 par value, 200,000,000 common shares authorized, 87,995,005 issued and outstanding at March 31, 2014 ( December 31, 2013 - 187,995,005)	87,995	187,995
Additional paid in capital	65,934,336	2,240,253
Accumulated deficit	(15,044,738)	(4,487,416)
Accumulated other comprehensive income	11,665	11,665
	50,989,258	(2,047,503)
	$54,333,647	$535,742

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

POLY SHIELD TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2014	2013

Survey income	$15,000	$-
Royalty income	9,948	10,219
Total revenues	24,948	10,219

Amortization	221,625	71,875
General and administrative expenses	544,810	304,570
Royalty fee	25,000	25,000
Loss before other items	(766,487)	(391,226)

Other items
Accretion expense	(49,489)	-
Non-cash consulting fees	(9,677,730)	-
Interest expense	(63,616)	(41,144)

Net loss	$(10,557,322)	$(432,370)

Net loss per share - basic and diluted	$(0.06)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	170,217,227	126,210,561

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

POLY SHIELD TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

	Common shares		Additional		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total

Balance at December 31, 2012	33,745,005	$33,745	$2,295,003	$(2,295,013)	$11,665	$45,400

Shares issued under employment agreement	154,000,000	154,000	81,466,000	-	-	81,620,000
Deferred compensation	-	-	(81,620,000)	-	-	(81,620,000)
Shares issued for purchase of subsidiary	100,000	100	52,900	-	-	53,000
Net loss for the three months ended March 31, 2013	-	-	-	(432,370)	-	(432,370)

Balance at March 31, 2013	187,845,005	187,845	2,193,903	(2,727,383)	11,665	(333,970)

Shares issued for services	150,000	150	46,350	-	-	46,500
Net loss for the nine months ended December 31, 2013	-	-	-	(1,760,033)	-	(1,760,033)

Balance at December 31, 2013	187,995,005	187,995	2,240,253	(4,487,416)	11,665	(2,047,503)

Shares cancelled upon cancellation of employment agreement	(154,000,000)	(154,000)	154,000	-	-	-
Fair value of warrants issued on long-term financing	-	-	1,536,353	-	-	1,536,353
Fair value of warrants issued for consulting services	-	-	9,677,730	-	-	9,677,730
Shares issued for patents	54,000,000	54,000	52,326,000	-	-	52,380,000
Net loss for the three months ended March 31, 2014	-	-	-	(10,557,322)	-	(10,557,322)

Balance at March 31, 2014	87,995,005	$87,995	$65,934,336	$(15,044,738)	$11,665	$50,989,258

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

POLY SHIELD TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2014	2013

Cash flows used in operating activities

Net loss	$(10,557,322)	$(432,370)

Non cash items:
Accretion expense	49,489	-
Amortization	221,625	71,875
Consulting services	9,677,730	-
Foreign exchange gain	(10,953)	-
Changes in operating assets and liabilities:
Accounts receivable	(22,463)	(3,834)
Prepaids	110,711	1,385
Advances receivable	-	80,000
Work in progress	(399,859)	-
Accounts payable	188,048	106,100
Accrued liabilities	65,134	24,838
Due to related parties	(52,123)	(37,328)
Accrued interest	63,616	35,245
Net cash used in operating activities	(666,367)	(154,089)

Cash flows from financing activities
Long-term loan	1,000,000	-
Notes and advances payable	48,286	147,377
Payment of accrued interest on notes payable	(54,000)	-
Net cash provided by financing activities	994,286	147,377

Net increase (decrease) in cash	327,919	(6,712)
Cash, beginning	177,986	6,969

Cash, ending	$505,905	$257

Cash paid for:
Income tax	$-	$-
Interest	$54,000	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

 POLY SHIELD TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

On December 1, 2012, the Company entered into an agreement (the “Employment Agreement”) with the President and Chief Technical Officer of the Company (the “Vendor”), the inventor and owner of certain technology used to remove alkali metal from fuel in efforts to protect gas turbines from corrosion. On March 10, 2014, the Company and the Vendor terminated the Employment Agreement and entered into a technology transfer agreement (the “Technology Transfer Agreement”) whereby the Vendor would transfer the title of certain patent applications to the Company (Notes 3 and 6).

On January 31, 2013, the Company acquired all of the issued and outstanding shares in the capital of Ecolutions, Inc., (“Ecolutions”) which was formed by the Vendor on November 15, 2012, for the purpose of developing and marketing environmental and pollution emission solutions internationally. As a result, Ecolutions became a wholly owned subsidiary of the Company (Note 5).

On November 18, 2013, the Company formed a subsidiary, Poly Shield Technologies (BVI) Ltd. (“Poly Shield BVI”) under the laws of the British Virgin Islands.

Basis of presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Poly Shield Technologies Inc. for the year ended December 31, 2013. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, included in the Company’s report on Form 10-K.

Reclassifications

Certain prior period amounts in the accompanying consolidated interim financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Going Concern

The accompanying unaudited consolidated interim financial statements have been prepared assuming the Company will continue as a going concern. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  These unaudited interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Due to a company controlled by a Chief Financial Officer	$5,024	$5,405
Due to a Chief Technical Officer and a President	-	4,911
Due to a former President	294	294
Due to a Chief Executive Officer	649	43,605
Due to a Vice President of Engineering	203	4,078
Due to related parties (a)	$6,170	$58,293
a)	Amounts are unsecured, due on demand and bear no interest.

During the three months ended March 31, 2014 and 2013, the Company incurred the following expenses with related parties:

	March 31, 2014	March 31, 2013
Administrative fees incurred to a company controlled by the Chief Financial Officer	$75,000	$37,500
Management fees incurred to a director	45,000	-
Consulting fees incurred to the Vice President of Engineering	35,001	-
Consulting fees incurred to the President and the Chief Technical Officer	22,500	-
Fair value of warrants issued to the President and the Chief Technical Officer for consulting services (Notes 3 and 9)	9,677,730	-
Salary and withholding taxes incurred to the President and the Chief Technical Officer	31,644	192,514
Consulting fees incurred to the former President	15,000	-
Total transactions with related parties	$9,901,875	$230,014

NOTE 3 – EMPLOYMENT AND MANAGEMENT CONSULTING AGREEMENTS

On December 1, 2012 (and as amended on December 30, 2013 and February 28, 2014), the Company entered into an Employment Agreement with the Vendor. This agreement became effective on February 5, 2013 (“Effective Date”). Under the terms of the Employment Agreement, the Vendor was appointed the Company’s Chief Executive Officer and received a signing bonus of $180,000. Beginning on the first anniversary of the Effective Date, the Vendor was to be paid an annual base salary of $180,000 per year. In addition, on the Effective Date, the Company issued 154,000,000 shares of its common stock with a fair value of $81,620,000, which were placed in escrow and were to be released to the Vendor upon delivery of bona fide contracts for the sale or lease of products or services at a rate of one share for each $0.25 in revenue. Escrowed stock was to be released in increments of 1,250,000 shares of common stock. The stock ineligible for release by March 31, 2014, was to be considered forfeited.

On March 10, 2014, the Company and the Vendor terminated the Employment Agreement and entered into a Technology Transfer Agreement whereby the Vendor transferred the title of certain patent applications to the Company in return for the release of 54,000,000 of the aforementioned 154,000,000 shares. The remaining 100,000,000 shares were cancelled (Notes 6 and 9).

On March 10, 2014, the Company entered into a management consulting agreement (the “Management Consulting Agreement”) with the Vendor whereby the Vendor agreed to provide consulting services to the Company in return for a monthly consulting fee of $22,500 per month and the issuance of 10,000,000 warrants with an exercise price of $1, which expire on March 10, 2017 (Note 9). The Vendor may choose to exercise the warrants for up to 5,000,000 shares of common stock by way of a cashless exercise. Either party may terminate the agreement at any time with sixty days written notice.

The fair value of the warrants issued for the Management Consulting Agreement was calculated to be $9,677,730 and was expensed at the time of issuance. The fair value was determined using the Black-Scholes option pricing model at the grant date using the following assumptions: expected life of 3 years, risk-free interest rate of 0.79%, expected dividend yield of 0% and expected stock price volatility of 352%.

NOTE 4 – LICENSE AGREEMENT

On March 12, 2012, the Company entered into a license agreement with Teak Shield (the “Teak Shield License”) and its owners Robert and Marion Diefendorf (the “Licensors”) whereby the Company acquired a license to market and sell Teak Shield’s licensed products. In exchange, the Company agreed to pay a 5% royalty to the Licensors with a minimum $100,000 annual royalty payment, and agreed to issue to the Licensors 1,666,667 shares of the Company’s common stock. At March 31, 2014, the Company has accrued $195,833 (December 31, 2013 - $170,833) in royalty payable under this agreement.

At December 31, 2013, management determined that the Teak Shield License was fully impaired.

NOTE 5 – DISTRIBUTION AND LICENSE RIGHTS

On January 31, 2013, the Company issued 100,000 shares of its common stock with a fair value of $53,000 as a purchase price for all of the issued and outstanding shares in the capital of Ecolutions which held the rights to the intellectual property of Green Tech Marine AS (“GTM”). As a result of acquiring Ecolutions, the Company acquired distribution and license rights to the Exhaust Scrubber, a proprietary exhaust gas scrubber technology developed by GTM (“GTM Contracts”).

The GTM Contracts are in effect for ten years until November 15, 2022, and may be automatically renewed for a further ten year period unless either party gives written notice of termination at least 90 days prior to the then current term.

The GTM Contracts are amortized over 10 years on a straight line basis. During the three months ended March 31, 2014, amortization expense of $1,324 (March 31, 2013 - $Nil) was recorded.

NOTE 6 - TECHNOLOGY TRANSFER AGREEMENT

On March 10, 2014, the Company entered into a Technology Transfer Agreement with the Vendor.  Under the terms of the Technology Transfer Agreement, the Vendor agreed to sell to the Company all of his right, title and interest in and to all technologies currently owned by him that relate to the abatement and reduction of emissions and exhausts from internal combustion engines through the pre-treatment of input fuels, the treatment of exhaust gases produced by such engines, or any combination thereof (collectively, the “Technology”), including all of the Vendor’s right, title and interest in and to certain patent applications to the Technology.

In consideration for the Technology, the Company agreed to release 54,000,000 of the total 154,000,000 shares of common stock that were previously issued to the Vendor and held in escrow, subject to forfeiture or release upon the fulfillment of certain performance conditions as set in the Employment Agreement.  The remaining 100,000,000 shares have been cancelled (Notes 3 and 9).

The fair value of the 54,000,000 shares which were released for the Technology was $52,380,000. The Technology is amortized over 10 years on a straight line basis. During the three months ended March 31, 2014, amortization expense of $218,250 (March 31, 2013 - $Nil) was recorded.

NOTE 7 – EQUIPMENT

During the three months ended March 31, 2014, the Company recorded $2,051 (March 31, 2013 – Nil) in depreciation on testing and laboratory equipment that was acquired during the year ended December 31, 2013. The equipment is amortized on a straight-line basis over its useful life of five years.

NOTE 8 – UNEARNED REVENUE AND WORK IN PROGRESS

During the year ended December 31, 2013, the Company received $1,100,000 in deposits for future installations of DSOX-15 Fuel Purification Systems (“DSOX-15 Systems”).

During the three months ended March 31, 2014, the Company started a manufacturing process for the two DSOX-15 Systems. As of March 31, 2014, the Company recorded $399,859 as work in progress, of which $109,820 represents the cost of parts and equipment required to build DSOX-15 Systems and $290,039 represents payments made by the Company to the external contractors for building the DSOX-15 Systems.

NOTE 9 - SHARE CAPITAL

On March 10, 2014, in consideration for the Technology transferred by the Vendor to the Company (Notes 3 and 6), the Company agreed to release 54,000,000 shares of the total 154,000,000 shares of common stock that were previously issued to the Vendor and held in escrow.  The fair value of the 54,000,000 shares was $52,380,000. The remaining 100,000,000 shares with a fair value of $53,000,000 have been cancelled.

Warrants

On January 15, 2014, the Company entered into a binding letter agreement (the “Letter Agreement”) with a Lender, which was superseded by the formal definitive loan agreement signed on February 11, 2014 and further amended on March 10, 2014 (the “KF Loan Agreement”) (Note 10). In consideration for the KF Loan Agreement, the Company issued to the Lender non-transferrable share purchase warrants to purchase a total of 6,200,000 shares of the Company’s common stock, exercisable at a price of $1 per share.  Warrants for 2,200,000 shares of the Company’s common stock expire on January 15, 2015, and warrants for 4,000,000 shares of the Company’s common stock expire on January 15, 2018.  The Lender may choose to exercise the warrants for up to 3,100,000 shares of common stock by way of a cashless exercise (Note 10).

On March 10, 2014, the Company signed an amendment to the KF Loan Agreement (Note 10). Under the terms of the amended agreement, the Company issued to the Lender non-transferrable share purchase warrants for a total of 704,546 shares of the Company’s common stock with an initial exercise price of $1 per share (collectively, the “Additional Warrants”).  250,000 of the Additional Warrants expire on January 15, 2015, with the remaining 454,546 Additional Warrants expiring on January 15, 2018.  The Additional Warrants may be exercised by way of a cashless exercise for a total of up to 352,273 shares (Note 10).

On March 10, 2014, in consideration for the Management Consulting Agreement, the Company issued non-transferrable share purchase warrants to purchase a total of 10,000,000 shares of the Company’s common stock with an initial exercise price of $1 per share (Note 3). The warrants expire on March 10, 2017. The Vendor may choose to exercise the warrants for up to 5,000,000 shares of common stock by way of a cashless exercise.

Details of warrants outstanding as at March 31, 2014 are as follows:

Exercise price	Expiry date	Number of warrants outstanding
$1.00	January 15, 2015	2,450,000
$1.00	March 10, 2017	10,000,000
$1.00	January 15, 2018	4,454,546
		16,904,546

At March 31, 2014, the weighted-average remaining contractual life of the outstanding share purchase warrants was 2.86 years.

NOTE 10 – NOTES, LOANS AND ADVANCES PAYABLE

Acamar Loan

On April 19, 2012, the Company signed a loan agreement for $260,000, repayable on October 31, 2013 (the “Acamar Loan”). The Acamar Loan bears interest at 3.5% per month for an effective rate of 51% per annum and is secured by the Teak Shield License (Note 4). The repayment of Acamar Loan was extended to June 30, 2014.

During the three months ended March 31, 2014, the Company paid $54,000 in interest (March 31, 2013 - Nil). As of March 31, 2014, the total principle payable under the Acamar Loan was $380,688 (December 31, 2013 - $377,500) and accrued interest of $102,814 (December 31, 2013 – $108,059).

KF Business Ventures Loan Agreement

Under the KF Loan Agreement (Note 9), the Lender agreed to lend to the Company up to $2,000,000 (the “KF Loan”) in four equal installments of $500,000 each.

As of the date of this Quarterly Report, the following advances were received:

Date	Amount
January 15, 2014	$500,000
March 31, 2014	$500,000
May 1, 2014	$500,000

The remaining $500,000 is expected to be advanced on June 1, 2014.

The KF Loan accumulates interest at a rate of 10% per annum, compounded monthly. Principal and interest will become payable in 18 equal monthly installments commencing on January 1, 2015.  The Company has the right to prepay the amounts outstanding under the KF Loan at any time in increments of not less than $250,000.

As additional consideration for the Lender agreeing to loan the funds to the Company, the Company has agreed to issue to the Lender non-transferrable share purchase warrants to purchase a total of 6,904,546 shares of the Company’s common stock, exercisable at a price of $1 per share (Note 9).  Warrants for 2,450,000 shares of the Company’s common stock expire on January 15, 2015, and warrants for 4,454,546 shares of the Company’s common stock expire on January 15, 2018.  The Lender may choose to exercise the warrants for up to 3,452,273 shares of common stock by way of a cashless exercise.

The fair value of the warrants was calculated to be $5,821,189 using the Black-Scholes option pricing model at the grant date using the following assumptions:

Expected Warrant Life (in years)	1-4
Risk-Free Interest Rate	0.13%-1.24%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	130%-362%

Under the guidance provided by ASC 470-20-25-2, proceeds from the sale of debt instrument with stock purchase warrants shall be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants shall be accounted for as paid-in capital. The remainder of the proceeds shall be allocated to the debt instrument portion of the transaction.

Management has determined that the warrants in this case are detachable from the debt instrument, as the debt instrument does not have to be surrendered to exercise the warrant.

The relative fair value of the warrants was determined to be $1,536,353 and the value allocated to the debt portion of the instrument was determined to be $463,647 at the time of issuance using an effective interest rate of 15%. During the three months ended March 31, 2014, the Company recognized accretion expense of $49,489. At March 31, 2014, the Company accrued $10,342 in interest payable under the KF Loan (December 31, 2013 – $Nil). $384,818 of the loan is due in the next 12 months.

Other Loans

During the three months ended March 31, 2014, the Company received an advance of CAD$50,000 ($48,286). This advance does not bear interest, is unsecured and due on demand.

The tables below summarize the other loans outstanding as at March 31, 2014 and December 31, 2013:

As at March 31, 2014
	Interest rate per annum	Due date	Principal outstanding	Accrued interest	Total
Other Loans	8%	On demand	$27,000	$5,232	$32,232
Other Loans	7%	On demand	49,500	13,475	62,975
Other Loans	6%	On demand	171,899	20,021	191,920
Other Loans	0%	On demand	336,876	-	336,876
			$585,275	$38,728	$624,003

As at December 31, 2013
	Interest rate per annum	Due date	Principal outstanding	Accrued interest	Total
Other Loans	8%	On demand	$27,000	$4,604	$31,604
Other Loans	7%	On demand	49,500	12,401	61,901
Other Loans	6%	On demand	178,639	17,884	196,523
Other Loans	0%	On demand	295,311	-	295,311
			$550,450	$34,889	$585,339

NOTE 11 – SUBSEQUENT EVENTS

On April 15, 2014, the Company entered into a purchase and services agreement (the “Purchase and Services Agreement”) with a major cruise line company for the procurement and installation of the DSOX-15 System.  The agreement provides for the purchase of up to ten additional DSOX Systems.

Under the agreement, the Company is required to maintain at its sole expense commercial general liability insurance with a minimum limit of $5,000,000, professional liability insurance with a minimum limit of $1,000,000, all-risks property coverage in an amount equal to the replacement value of the Company’s property, and worker’s compensation insurance, including Maritime Employer’s Liability insurance, with limits of not less than $5,000,000 per occurrence. The policy shall be maintained during the term of the Purchase and Services Agreement.

On May 1, 2014, the Company received the third $500,000 advance under the KF Loan Agreement (Note 10).

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

Recent Corporate Developments

The following corporate developments have occurred during the three months ended March 31, 2014, and up to the date of the filing of this report:

Loan Agreement with KF Business Ventures LP

On January 15, 2014, we entered into a binding letter agreement (the “Letter Agreement”) with KF Business Ventures LP (the “Lender”), which was superseded by a formal definitive loan agreement signed on February 11, 2014, and further amended by that Amendment No. 1 to Loan Agreement dated March 10, 2014 (as amended, the “KF Loan Agreement”). Under the KF Loan Agreement, the Lender agreed to lend to us up to $2,000,000 (the “KF Loan”). KF Loan is to be advanced in four equal installments of $500,000 each, the first installment of which was advanced on execution of the Letter Agreement. Subsequent advances were subject to the condition precedent that we enter into satisfactory arrangements with Mr. Norling to amend the terms and conditions associated with the release and forfeiture of the Custodial Stock. This condition precedent was satisfied on March 10, 2014, upon our entering into the Technology Transfer Agreement and Management Consulting Agreement with Mr. Norling described below. As such, on March 31, 2014 we received a second installment of $500,000, and on May 1, 2014 – the third installment. We expect to receive the final $500,000 installment on June 1, 2014.

The KF Loan accumulates interest at a rate of 10% per annum, compounded monthly. Principal and interest will become payable in 18 equal monthly installments commencing on January 1, 2015, with an option to prepay the outstanding balance at any time in increments of not less than $250,000.

As additional consideration for the Lender agreeing to loan us the funds, we agreed to issue to the Lender non-transferrable share purchase warrants for a total of 6,200,000 shares of our common stock, at an initial exercise price of $1.00 per share. Upon our entry into the Technology Transfer Agreement and Management Consulting Agreement with Mr. Norling described below, we issued to the Lender additional non-transferrable share purchase warrants for 704,546 shares of our common stock (the warrants issued to the Lender collectively being, the “KF Warrants”). KF Warrants for 2,450,000 shares of our common stock expire on January 15, 2015, and KF Warrants for 4,454,546 shares of our common stock expire on January 15, 2018. If an event of default occurs under the KF Loan Agreement, and for so long as that event of default is continuing, the Lender shall have the right to exercise the KF Warrants at the lesser of $1.00 per share or 50% of the volume weighted average price of our common stock over the five trading days immediately prior to exercise. The KF Warrants may be exercised by way of a cashless exercise for a total of up to 3,452,273 shares of our common stock. If, at any time prior to the expiration date of the KF Warrants, we issue additional shares of common stock, or options, warrants, convertible notes or similar rights to acquire shares of our common stock for a purchase, exercise or conversion price per share less than the exercise price of the KF Warrants, the exercise price of the KF Warrants shall be adjusted to equal such lower price.

Technology Transfer Agreement and Management Consulting Agreement with Rasmus Norling

On March 10, 2014, we entered into a Technology Transfer Agreement (the “Technology Transfer Agreement”) and a Management Consulting Agreement (the “Consulting Agreement”) with our Chief Technical Officer, Rasmus Norling. In addition, pursuant to the terms of the Technology Transfer Agreement, we cancelled and terminated the terms of the Norling Employment Agreement.

Under the terms of the Technology Transfer Agreement, Mr. Norling agreed to sell to us all of his right, title and interest in and to all technologies owned by him at the date of the agreements that relate to the abatement and reduction of emissions and exhausts from internal combustion engines through the pre-treatment of input fuels, the treatment of exhaust gases produced by such engines, or any combination thereof (collectively, the “Norling Emission Technologies”), including all of Mr. Norling’s right, title and interest in and to certain patent applications as set forth in the Technology Transfer Agreement. The Norling Emission Technologies, together with the Bio Scrubber technology previously acquired from Mr. Norling, form the basis of our DSOX-15 Pre-Combustion Fuel Purification System (“DSOX System”). In consideration for the Norling Emission Technologies, we agreed to release 54,000,000 of the total 154,000,000 shares of Custodial Stock that were previously issued to Mr. Norling under the Norling Employment Agreement, which Employment Agreement and all terms were cancelled on March 10, 2014, and superseded by these Management Consulting and Technology Transfer Agreements. The remaining 100,000,000 shares of Custodial Stock have been surrendered for cancellation.

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

We recorded $9,677,730 as the fair value of the Norling Warrants, which we determined using the Black-Scholes option pricing model at the grant date. Please refer to the notes to the unaudited interim consolidated financial statements for the assumptions we used in arriving at the fair value amount.

Purchase and Services Agreement with Magical Cruise Company, Limited

On April 15, 2014, we entered into a purchase and services agreement (the “Purchase and Services Agreement”) with Magical Cruise Company, Limited (“DCL”) regarding the procurement and installation of the Company’s DSOX-15 Pre-Combustion Fuel Purification System including an in-line sulfur monitor (the “DSOX System”), for reducing the sulfur oxide content of marine fuel oil.

Under the terms of the Purchase and Services Agreement, we agreed to sell to DCL, and install on one of DCL’s vessels, one DSOX System with a possibility to purchase up to ten additional DSOX Systems. Additional details of our agreement with DCL are provided in our Current Report on Form 8-K, filed on April 17, 2014.

Change in Executive Officers and Directors

On April 16, 2014, James Pakulis resigned as our President and a director. Mr. Pakulis’s resignation was not due to, and was not caused by, in whole or in part, any disagreement with the Company, whether related to the Company’s operations, policies, and practices or otherwise. On April 16, 2014, we appointed Mr. Norling our President in addition to the positions of the Chief Technical Officer, Chairman and director he held at the time.

RESULTS OF OPERATION

	Three Months Ended March 31,		Percentage Change
	2014	2013
Survey income	$15,000	$-	n/a
Royalty income	9,948	10,219	(2.7)%
Total income	24,948	10,219	144.1%

Amortization	221,625	71,875	208.3%
General and administrative	544,810	304,570	78.9%
Royalty fee	25,000	25,000	0%
Operating expenses	791,435	401,445	97.1%

Loss before other items	(766,487)	(391,226)	95.9%

Non-cash consulting fees	(9,677,730)	-	n/a
Accretion expense	(49,489)	-	n/a
Interest expense	(63,616)	(41,144)	54.6%
Net loss	$(10,557,322)	$(432,370)	2,341.7%

Revenues

Our revenue increased by $14,729 from $10,219 for the three months ended March 31, 2013, to $24,948 for the three months ended March 31, 2014. The increase in revenue was primarily the result of revenues received from ship surveys for possible installation of our DSOX-15 Systems. Our royalty revenue from our agreement with WebTech Wireless (“WebTech”) was comparable to revenue we received during the three months ended March 31, 2013. Our royalty agreement with WebTech is scheduled to terminate on October 31, 2015.

Operating Expenses

During the three months ended March 31, 2014, our operating expenses increased by $389,990 or 97.1% from $401,445 for the three months ended March 31, 2013, to $791,435 for the three months ended March 31, 2014.  This change was primarily associated with the development and marketing of our DSOX-15 Fuel Purification System and our acquisition of the Norling Emission Technologies.

The most significant year-to-date changes were:

●

During the three months ended March 31, 2014, we incurred $31,644 in salary and wage expenses as opposed to $192,514 in salary and wage expenses incurred during the three months ended March 31, 2013. Salaries and expenses for the three months ended March 31, 2013 included $180,000 plus applicable employment taxes paid as a signing bonus in connection with the Norling Employment Agreement, which became effective on February 6, 2013. Under the terms of the Norling Employment Agreement, Mr. Norling was paid a salary of $15,000 per month (plus applicable employment taxes) for a period of two months during the three months ended March 31, 2014, and until the Norling Employment Agreement was terminated on March 10, 2014. Beginning March 10, 2014, Mr. Norling acts under the terms of a Management Consulting Agreement, and receives $22,500 per month which is recorded as part of consulting fees.

●

Our amortization expense for the three months ended March 31, 2014, increased by 208.3% or $149,750 relative to the three months period ended March 31, 2013. The increase resulted from amortization of the Norling Emission Technologies that we acquired on March 10, 2014 as a result of our Technology Transfer Agreement with Mr. Norling. The Norling Emission Technologies were valued at $52,380,000 and are amortized over the ten year useful life on a straight line basis.

●	Due to increased business activity, we felt it was necessary to acquire director’s and officer’s liability insurance, which resulted in an additional cost to our operations of $25,813.
●

During the three months ended March 31, 2014, our travel and entertainment as well as advertising and marketing expenses increased by $32,431, $55,063, and $7,525, respectively, relative to the same period in fiscal 2013. The increases were associated with the need to bring awareness about our new emission abatement technologies to the general public and prospective investors. In line with the increased advertising and promotion activities, our web design and maintenance costs increased by $9,000.

●

During the three months ended March 31, 2014, our administrative, consulting and management fees increased by $37,500, $78,891 and $45,000, respectively. These increases were associated with the increased work load that we experienced due to the change in our business model and the need to restructure certain operations. In line with these changes, we also experienced increase to our professional fees of $85,361, which increased from $41,299 incurred during the three months ended March 31, 2013 to $126,660 incurred during the three months ended March 31, 2014. Changes to our consulting fees also include the effects of terminating the Norling Employment Agreement and instead entering into a Management Consulting Agreement with Mr. Norling, which pays Mr. Norling a consulting fee of $22,500 per month.

●

In July of 2013 we entered into two separate operating lease agreements for an additional office as well as warehouse and testing facility. In connection with these new leases, we paid $11,378 in rent fees. Our office expenses increased by $9,100, from $159 we incurred during the three months ended March 31, 2013 to $9,259 we incurred during the three months ended March 31, 2014.

Our business efforts with respect to the DSOX-15 System, the Exhaust and Bio Scrubbers and the fluoropolymer products are currently in the development stage, and thus, as we pursue the development of our new business, we expect our operating expenses to further increase during the fiscal 2014 as compared to the prior year’s results. In addition, because we don’t have operating history with respect to these business lines, it may be difficult for us to predict future operating expenses and capital requirements related to these businesses and our historical results are not expected to be reflective of future expenses and capital requirements.

Other Items

During the three months ended March 31, 2014, we recorded $49,489 accretion expense that resulted from the difference between stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the KF Loan Agreement. During the same period, we recorded $9,677,730 in non-cash consulting fees associated with the fair value of the warrants to acquire up to 10,000,000 shares of our Common Stock that we issued to Mr. Norling as part of his Consulting Agreement with us. We had no such transactions during the three months ended March 31, 2013.

Our interest expense increased by $22,472, or 54.6% from $41,144 for the three months ended March 31, 2013, to $63,616 for the three months ended March 31, 2014; this increase resulted from the additional debt load associated with our current business activities.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	March 31, 2014	December 31, 2013	Percentage Change
Current assets	$2,087,718	$448,188	365.8%
Current liabilities	3,205,729	2,583,245	24.1%
Working capital deficit	$(1,118,011)	$(2,135,057)	(47.6)%

As of March 31, 2014, we had a cash balance of $505,905, a working capital deficit of $1,118,011 and cash flows used in operations of $666,367 for the three months then ended. During the three months ended March 31, 2014, we primarily funded our operations with $994,286 in loans and advances received during this period, and, to the minor extent, with the cash we received from royalties and ship survey fees.

Cash Flows

	Three Months Ended March 31,
	2014	2013
Cash flows used in operating activities	$666,367	$154,089
Cash flows provided by financing activities	994,286	147,377
Net increase (decrease) in cash during the period	$327,919	$(6,712)

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2014, was $666,367. This cash was primarily used to cover our operating loss of $10,557,322, increase our work in progress by $399,859, which was associated with payments we made to our contractors for the manufacturing of the first two DSOX-15 Systems as well as acquire necessary parts and equipment. In addition we used $52,123 to reduce the amounts due to related parties. These uses of cash were offset by decrease in our prepaid expenses of $110,711 and increases in our accounts payable and accrued liabilities of $188,048 and $65,134, respectively. $63,616 increase in interest accrued on the notes and advances payable further contributed to offsetting the cash used in our operating activities during the three months ended March 31, 2014.

Net cash used in operating activities during the three months ended March 31, 2013, was $154,089. This cash was primarily used to cover our operating loss of $432,370, increase our accounts receivable by $3,834 and decrease the amounts due to related parties by $37,328. These uses of cash were offset by decreases in our prepaid expenses and advances of $1,385 and $80,000, respectively; increases in accounts payable of $106,100, accrued liabilities of $24,838, and accrued interest on notes and advances payable of $35,245.

Non-cash transactions

During the three months ended March 31, 2014, our net loss was affected by the following items that did not have any impact on cash used in operations: $49,489 accretion expense that resulted from the difference between stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the KF Loan Agreement; $9,677,730 in non-cash consulting fees associated with the fair value of the warrants to purchase up to 10,000,000 shares of our common stock we issued to Mr. Norling as part of his Consulting Agreement with us, and $221,625 in amortization expense associated with our intangible assets as well as testing and laboratory equipment. $10,953 gain that resulted from foreign exchange fluctuations on payments we made in Canadian dollars further affected the net loss for the three months ended March 31, 2014.

During the three months ended March 31, 2013 we recorded a non-cash item of $71,875 for amortization of the license and option to purchase.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2014, we received $1,000,000 from KF Business Ventures LP, which represented first two installments pursuant to our KF Loan Agreement. In addition, we received an advance for the total of CAD$50,000 ($48,286) from an unrelated party. These financing activities were reduced by $54,000 we paid to partially reduce amount we owed under the Acamar Loan Agreement we entered into on April 19, 2012. On May 1, 2014, we received a third $500,000 installment from KF Business Ventures LP pursuant to our KF Loan Agreement.

During the three months ended March 31, 2013, we received $40,000 in loans from unrelated parties. In addition, we received $107,377 in advances received from unrelated parties.

Going Concern

The notes to our interim consolidated financial statements at March 31, 2014, disclose our uncertain ability to continue as a going concern. We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to qualified customers in Europe. This royalty agreement ends on October 31, 2015, which will end the revenue from this source. Our Teak Shield contract has not generated any revenue. Our DSOX-15 Fuel Purification System and Exhaust and Bio Scrubber business has begun to generate revenue only recently. To date revenue related to these emission abatement technologies has been limited to conducting surveys on ships for the potential installation of these systems. We have not yet recorded revenues from the sale or installation of any systems based on our emission abatement technologies.

We have accumulated a deficit of $15,044,738 since inception and increased sales will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking contracts for our new technologies. As of the date of this report we signed contracts to install five DSOX-15 Fuel Purification Systems on ships. The agreements provide for the installation of up to 57 additional DSOX-15 System. Despite our current contracts, we cannot provide assurance that we will be successful in generating additional sales. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable

Receivables represent valid claims against debtors for services and royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At March 31, 2014, and December 31, 2013, our allowance for doubtful accounts was $0.

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

Fair Value of Financial Instruments

Our financial instruments include cash, accounts receivable, accounts payable and accrued liabilities. We believe the fair values of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

At March 31, 2014, we had $505,905 in cash on deposit with a large chartered Canadian bank and a large US bank; $3,733 of this cash was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable are not collateralized and consist of royalties, survey income, and revenue from subleasing of our office space.  We continually monitor the financial condition of our customers to reduce the risk of loss. We routinely assess the financial strength of our sources of revenue and as a consequence, concentration of credit risk is limited. At March 31, 2014, we had $26,217 in accounts receivable outstanding.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2014. Based on the evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we have entered into sales contracts with LMS, Prestige and Magical Cruise Company, for the installation of DSOX-15 Systems, we have not yet completed the installation of any systems and have not yet recorded revenue from the sale of these products. Once installed, there is no assurance that the emission abatement systems installed by us will obtain certification under Current MEPC Standards.

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

We expect the majority of our future revenue to come from sales of our DSOX-15 Fuel Purification Systems, which is heavily dependent on current and future IMO Regulations being enforced by international signatories to MARPOL Annex VI. Currently the United States, Canada and the E.U. have Emission Control Area’s (ECA) in place that apply stringent engine emission standards and fuel sulfur limits to ships that operate in these ECA’s as set under MARPOL Annex VI. While sulfur oxide limit restrictions in these ECA’s are expected to drop, there can be no assurance that this will happen. A change in the current and upcoming IMO regulations could have a significant material impact on our financial results.

Unforeseen complications during the installation of the DSOX-15 System can potentially halt ships operation, which could adversely affect our sales, results of operations or cash flows, as well as increase potential for lawsuits filed against us.

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

With our entry into the Teak Shield License Agreement, GTM Contracts, acquisition of patent application rights to the Bio Scrubber technology and development of DSOX-15 Fuel Purification System we have added to our business. Although our Board of Directors and Executive Officers have extensive business experience, they do not have experience in the fluoropolymer industry, and aside from our President and the Chief Technical Officer and our Vice President of Engineering, limited experience in the emission abatement industry. Some of our competitors may have greater experience and/or greater financial resources than we do at this time. We intend to hire experienced sales and consulting teams to market our products. However, since we have no history of earning revenue in these business lines, there is no assurance that our business efforts in these industries will prove successful.

We cannot guarantee that we will continue receiving royalty revenue from our agreement with WebTech Wireless.

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

The demand for our products and services could be affected by several factors, including:

●	economic downturns in the markets in which we sell our products;
●	competition from other products;
●	changes in customer preferences;
●	product obsolescence or technological changes that render our products less desirable to use or more expensive to produce;
●	changes in environmental regulations that may make our products illegal to sell and distribute in their present form;
●	inability of our supplier to obtain materials used in production due to factors such as work stoppages, shortages or supplier plant shutdowns; and
●	inability to supply products due to factors such as work stoppages, plant shutdowns or regulatory changes and exogenous factors, like severe weather.

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

Our President and the Chief Technology Officer holds approximately 61% of our common stock and will be able to exert considerable influence over our actions.

Mr. Rasmus Norling owns approximately 61% of the outstanding shares of our common stock. As the President, Chief Technical Officer and a significant stockholder, he has the power to exert considerable influence over our actions and the outcome of matters on which our stockholders are entitled to vote including the election of directors and other significant corporate actions. The interests of Mr. Norling may be different from the interests of our shareholders.

The loss of key members of our senior management team could disrupt the management of our business.

We believe that our success depends on the continued contributions of the members of our senior management team, including Mr. Rasmus Norling, our President, Chief Technical Officer and a principal stockholder. The loss of the services of Mr. Norling could impair our ability to identify and secure new customer contracts, to maintain good customer relationships and to otherwise manage our business, which could have a material adverse effect on our financial performance and our ability to compete.

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

In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

●	economic, political and social instability;
●	currency restrictions and exchange rate fluctuations;
●	potential submission to the jurisdiction of a foreign court or arbitration panel;
●	import and export quotas;
●	longer payment cycles and problems collecting accounts receivable;
●	potential vessel seizure, terrorist attacks, piracy, kidnapping, the expropriation of assets and other governmental acts;
●	pandemics or epidemics that disrupt worldwide trade or the movement of vessels;
●	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act as well as other anti-corruption laws; and
●	the imposition of unanticipated or increased taxes, increased environmental and safety regulations or other forms of public and governmental regulation that increase our operating expenses.

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

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
●

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

●	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
●	contains a toll-free telephone number for inquiries on disciplinary actions;
●	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 10, 2014, we issued non-transferrable share purchase warrants for an aggregate of 10,000,000 shares of our common stock for an initial exercise price of $1.00 per share for a period of three years to our President and Chief Technical Officer, Rasmus Norling.   These warrants were issued pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), on the basis that Mr. Norling is a director and executive officer of the Company.  Additional details regarding the issuance of these warrants are provided under Part I, Item 2. of this Quarterly Report on Form 10-Q.

Between January 15, 2014 and March 10, 2014, we issued non-transferrable share purchase warrants for an aggregate of 6,904,546 shares of our common stock with an initial exercise price of $1.00 per share to KF Business Ventures, LP. These warrants were issued pursuant to the exemptions from registration provided by Rule 506 of Regulation D of the Securities Act on the basis of representations provided by KF Business Ventures that it is an “accredited investor” as defined in Rule 501 of Regulation D. Additional details regarding the issuance of these warrants are provided under Part I, Item 2. of this Quarterly Report on Form 10-Q.

Other than the sales mentioned above there were no other unregistered sales of securities during the three months period ended March 31, 2014 that would be required to be disclosed pursuant to Item 701 of Regulation S-K.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

All Exhibits required to be filed with this Quarterly Report on Form 10-Q are included in this Quarterly Report or incorporated by reference to our previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-33309 and 333-66590.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.3	Certificate of Amendment to Certificate of Incorporation – Name Change to Poly Shield Technologies Inc.(7)
3.4	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(3)
10.2	Technology License Agreement with Option to Purchase dated March 12, 2012, between the Company, Teak Shield Corp., and Robert and Marion Diefendorf. (5)
10.3	Loan Agreement dated April 19, 2012, between GlobeTrac Inc. and Acamar Investments Inc.(6)
10.4	Acamar Promissory Note dated April 19, 2012, given the Company in favor of Acamar Investments, Inc.(6)
10.5	Security Agreement dated April 19, 2012, granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(6)
10.6	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(7)
10.7	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(7)

10.8	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(7)
10.9	Extension letter dated October 17, 2012, from Acamar Investments, Inc. (8)
10.10	Amendment No. 1 to Loan Agreement and Promissory Note dated November 16, 2012, between the Company and Acamar Investments, Inc.(9)
10.11	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012. (10)
10.12	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.13	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.14	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(12)
10.15	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(12)
10.16	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(12)
10.17	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS. (12)
10.18	Share Purchase Agreement dated April 8, 2013, between J. Douglas Faulkner and Poly Shield Technologies Inc.(13)
10.19	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(14)
10.20	Purchase and sale Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc. (15)
10.21	Divestiture and Share Purchase Agreement amongst Octavio Viveros, New World Technologies Group, Inc., and Poly Shield Technologies Inc. dated effective as of December 2, 2013. (16)
10.22	Addendum to December 1, 2012 Employment Agreement, dated effective as of December 30, 2013. (17)
10.23	Letter Agreement dated January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (18)
10.24	Loan Agreement dated as of January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (19)
10.25	Addendum No. 2 to December 1, 2012 Employment Agreement, dated effective as of February 28, 2014. (20)
10.26	Technology Transfer Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (21)
10.27	Management Consulting Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (21)
10.28	Amendment No. 1 to Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated effective as of March 10, 2014. (21)
10.29	Purchase and Services Agreement between Magical Cruise Company, Limited and Poly Shield Technologies Inc. dated effective as of April 15, 2014. (22)
14.1	Code of Ethics (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (23)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (23)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (23)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (23)

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed as an exhibit to our Registration statement on Form SB-2 filed on August 2, 2001.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2003.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on November 14, 2005.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on June 10, 2011.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2012.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on April 25, 2012.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on July 13, 2012.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on November 6, 2012.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on December 7, 2012.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2012.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2013.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2013.
(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 14, 2013
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on July 24, 2013
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on August 22, 2013
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2013.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on January 3, 2014.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2014.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2014.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2014.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on March 11, 2014.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2014.
(23)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Poly Shield Technologies Inc. has caused this report to be signed on their behalf by the undersigned duly authorized persons.

POLY SHIELD TECHNOLOGIES INC.
By:	/s/ Brad Eckenweiler
Name:	Brad Eckenweiler
Title:	CEO
Dated:	May 15, 2014

By:	/s/ John da Costa
Name:	John da Costa
Title:	CFO
Dated:	May 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Poly Shield Technologies Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Brad Eckenweiler	Chief Executive Officer,	May 15, 2014
Brad Eckenweiler	(Principal Executive Officer)
and Member of the Board of Directors

/s/ John da Costa	Chief Financial Officer,	May 15, 2014
John da Costa	(Principal Financial Officer and Principal Accounting Officer)
Corporate Secretary, Treasurer
and Member of the Board of Directors

/s/ Rasmus Norling	President, Chief Technical Officer,	May 15, 2014
Rasmus Norling	and Member of the Board of Directors

/s/ Jeffrey Buczek	Vice President of Engineering	May 15, 2014
Jeffrey Buczek	and Member of the Board of Directors

/s/ Mitchell R. Miller	Member of the Board of Directors	May 15, 2014
Mitchell R. Miller