Form 10-Q
period 2014-06-30
Poly Shield Technologies Inc.
filed 2014-08-14
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-33309

POLY SHIELD TECHNOLOGIES INC.

 (Exact name of registrant as specified in its charter)

DELAWARE	33-0953557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 San Francisco St., Suite 201 San Juan, Puerto Rico	00901
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 2014, the Issuer had 87,995,005 shares of common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three an six month periods ended June 30, 2014, are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Poly Shield” mean Poly Shield Technologies Inc. and our subsidiaries Ecolutions, Inc., Poly Shield Technologies (BVI) Ltd. and Poly Shield Technologies (UK) Limited, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

POLY SHIELD TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	Unaudited
ASSETS

Current assets
Cash	$1,195,234	$177,986
Accounts receivable	3,993	3,754
Prepaids	196,093	266,448
Work in progress	741,511	-
	2,136,831	448,188

Equipment	35,264	39,413
Investment in distribution and license rights	45,491	48,141
Investment in emission abatement technologies	50,852,250	-
	$53,069,836	$535,742

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$457,323	$147,600
Accrued liabilities	63,653	206,454
Unearned revenue	2,075,000	1,100,000
Notes and advances payable	1,137,562	1,070,898
Due to related parties	24,749	58,293
Current portion of the long-term loan	470,383	-
	4,228,670	2,583,245

Long-term loan	178,103	-
Total liabilities	4,406,773	2,583,245

Stockholders' equity (deficit)
Common stock $0.001 par value, 200,000,000 common shares authorized, 87,995,005 issued and outstanding at June 30, 2014 ( December 31, 2013 - 187,995,005)	87,995	187,995
Obligation to issue shares	46,410	-
Additional paid in capital	65,934,336	2,240,253
Accumulated deficit	(17,417,343)	(4,487,416)
Accumulated other comprehensive income	11,665	11,665
	48,663,063	(2,047,503)
	$53,069,836	$535,742

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

POLY SHIELD TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Survey revenue	$-	$-	$15,000	$-
Royalty revenue	3,862	3,757	13,810	13,976
Total revenues	3,862	3,757	28,810	13,976

Amortization	1,312,924	74,084	1,534,549	145,959
General and administrative expenses	931,108	185,674	1,475,918	490,601
Royalty fee	(195,833)	25,000	(170,833)	50,000
Loss before other items	(2,044,337)	(281,001)	(2,810,824)	(672,584)

Other items
Accretion expense	(86,824)	-	(136,313)	-
Impairment of loan	(150,000)	-	(150,000)	-
Interest expense	(91,444)	(49,184)	(155,060)	(90,328)
Non-cash consulting fees	-	-	(9,677,730)	-

Net loss	$(2,372,605)	$(330,185)	$(12,929,927)	$(762,912)

Net loss per share - basic and diluted	$(0.03)	$(0.00)	$(0.10)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	87,995,005	187,845,005	128,878,983	157,198,044

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

POLY SHIELD TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

						Accumulated
	Common shares		Obligation	Additional		Other
	Number of		to Issue	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Capital	Deficit	Income	Total

Balance at December 31, 2012	33,745,005	$33,745	$-	$2,295,003	$(2,295,013)	$11,665	$45,400

Shares issued under employment agreement	154,000,000	154,000	-	81,466,000	-	-	81,620,000
Deferred compensation	-	-	-	(81,620,000)	-	-	(81,620,000)
Shares issued for purchase of subsidiary	100,000	100	-	52,900	-	-	53,000
Obligation to issue shares	-	-	45,000	-	-	-	45,000
Net loss for the six months ended June 30, 2013	-	-	-	-	(762,912)	-	(762,912)

Balance at June 30, 2013	187,845,005	187,845	45,000	2,193,903	(3,057,925)	11,665	(619,512)

Shares issued for services	150,000	150	(45,000)	46,350	-	-	1,500
Net loss for the six months ended December 31, 2013	-	-	-	-	(1,429,491)	-	(1,429,491)

Balance at December 31, 2013	187,995,005	187,995	-	2,240,253	(4,487,416)	11,665	(2,047,503)

Shares cancelled upon cancellation of employment agreement	(154,000,000)	(154,000)	-	154,000	-	-	-
Fair value of warrants issued on long-term financing	-	-	-	1,536,353	-	-	1,536,353
Fair value of warrants issued for consulting services	-	-	-	9,677,730	-	-	9,677,730
Shares issued for patents	54,000,000	54,000	-	52,326,000	-	-	52,380,000
Obligation to issue shares	-	-	46,410	-	-	-	46,410
Net loss for the six months ended June 30, 2014	-	-	-	-	(12,929,927)	-	(12,929,927)

Balance at June 30, 2014	87,995,005	$87,995	$46,410	$65,934,336	$(17,417,343)	$11,665	$48,663,063

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

POLY SHIELD TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2014	2013

Cash flows used in operating activities

Net loss	$(12,929,927)	$(762,912)

Non cash items:
Accretion expense	136,313	-
Amortization	1,534,549	145,959
Consulting services	9,677,730	-
Website design	46,410	45,000
Foreign exchange gain	844	(10,428)
Changes in operating assets and liabilities:
Accounts receivable	(239)	(2,793)
Prepaids	68,072	(4,692)
Advances payable	-	80,000
Advances receivable	-	44,765
Work in progress	(741,511)	-
Accounts payable	324,723	39,834
Accrued liabilities	(142,801)	52,324
Unearned revenue	975,000	350,000
Due to related parties	(31,261)	(142,600)
Accrued interest	155,060	89,712
Net cash used in operating activities	(927,038)	(75,831)

Cash flows from financing activities
Long-term loan	2,000,000	-
Notes and advances payable	48,286	194,835
Repayment of accrued interest on notes payable	(104,000)	-
Net cash provided by financing activities	1,944,286	194,835

Net increase in cash	1,017,248	119,004
Cash, beginning	177,986	6,969
Cash, ending	$1,195,234	$125,973

Cash paid for:
Income tax	$-	$-
Interest	$104,000	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

POLY SHIELD TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Poly Shield Technologies Inc. (the “Company”) was incorporated in the state of Delaware on March 2, 2000 and is listed on the OTCQB under the symbol “SHPR”. The Company is in the business of developing and marketing environmental and pollution emission control solutions to a worldwide maritime market.

Poly Shield Technologies Inc.’s main focus is on the development and marketing of its proprietary DSOX-15 and DSOX-20 Fuel Purification Systems, designed to remove sulfur from marine fuel. These technologies are currently aimed at the maritime industry which includes vessels for cruise-line, freight shipping and tanker companies and can be installed during normal vessel operation.

Basis of presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2013. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, included in the Company’s report on Form 10-K.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Due to a company controlled by a Chief Financial Officer	$703	$5,405
Due to a Chief Technical Officer, Chief Executive Officer and a President	8,588	4,911
Due to a former President	294	294
Due to a former Chief Executive Officer	2,656	43,605
Due to a Vice President of Engineering	12,508	4,078
Due to related parties	$24,749	$58,293

Amounts are unsecured, due on demand and bear no interest.

During the six months ended June 30, 2014 and 2013, the Company incurred the following expenses with related parties:

	June 30, 2014	June 30, 2013
Administrative fees incurred to a company controlled by the Chief Financial Officer	$150,000	$80,000
Management fees incurred to the Chief Financial Officer	22,500	-
Management fees incurred to the Senior Vice President of Business Development	112,500	-
Consulting fees incurred to the Vice President of Engineering	70,002	-
Consulting and management fees incurred to the President, Chief Executive Officer and the Chief Technical Officer	90,000	-
Fair value of warrants issued to the President, Chief Executive Officer and the Chief Technical Officer for consulting services (Notes 3 and 9)	9,677,730	-
Salary incurred to the President, Chief Executive Officer and the Chief Technical Officer	31,644	192,514
Consulting fees incurred to the former President	15,000	-
Consulting fees incurred to the former Chief Executive Officer	252,000	-
Total transactions with related parties	$10,421,376	$272,514

NOTE 3 - EMPLOYMENT AND MANAGEMENT CONSULTING AGREEMENTS

Employment and Management Consulting Agreement with President, CEO and CTO

On December 1, 2012 (and as amended on December 30, 2013 and February 28, 2014), the Company entered into an Employment Agreement with its President, CEO and CTO (the “Vendor”). This agreement became effective on February 5, 2013 (“Effective Date”). Under the terms of the Employment Agreement, the Vendor was appointed the Company’s Chief Executive Officer and received a signing bonus of $180,000. Beginning on the first anniversary of the Effective Date, the Vendor was to be paid an annual base salary of $180,000 per year. In addition, on the Effective Date, the Company issued 154,000,000 shares of its common stock with a fair value of $81,620,000, which were placed in escrow and were to be released to the Vendor upon delivery of bona fide contracts for the sale or lease of products or services at a rate of one share for each $0.25 in revenue. Escrowed stock was to be released in increments of 1,250,000 shares of common stock.

On March 10, 2014, the Company and the Vendor terminated the Employment Agreement and entered into a Technology Transfer Agreement whereby the Vendor transferred the title of certain patent applications to the Company in return for the release of 54,000,000 of the aforementioned 154,000,000 shares. The remaining 100,000,000 shares were cancelled (Notes 6 and 9).

On March 10, 2014, the Company entered into a management consulting agreement (the “Management Consulting Agreement”) with the Vendor whereby the Vendor agreed to provide consulting services to the Company in return for a monthly fee of $22,500 and the issuance of 10,000,000 warrants with an exercise price of $1.00, which expire on March 10, 2017 (Note 9). The Vendor may choose to exercise the warrants for up to 5,000,000 shares of common stock by way of a cashless exercise. Either party may terminate the agreement at any time with sixty days written notice.

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

Management Consulting Agreements with CFO and Senior VP of Business Development

On June 25, 2014, the Company entered into two separate Management Consulting Agreements (the “Management Agreements”) with its Chief Financial Officer and its Senior Vice President of Business Development. Under the terms of the Management Agreements, the Company agreed to management fees of $7,500 per month payable to its CFO and $22,500 per month payable to its Senior Vice President of Business Development. Both Management Agreements are payable retroactively beginning as of April 1, 2014 and expire on June 25, 2017.

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

On June 24, 2014, the Company and Licensors reached an agreement to amend the Teak Shield License (the “Amended Teak Shield License”).  Both parties agreed to release each other from any and all obligations pursuant to the original Teak Shield License, which resulted in reversal of the royalty fees accrued of $170,833.

The Amended Teak Shield License has an initial term of six years and may be automatically renewed for successive two-year terms. The Company is not required to pay any royalty, and no additional consideration is required in order to maintain the licensing rights.

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

The GTM Contracts are in effect until November 15, 2022, and may be automatically renewed for a further ten year period unless either party gives written notice of termination at least 90 days prior to the then current term.

The GTM Contracts are amortized over 10 years on a straight line basis. During the six months ended June 30, 2014, amortization expense of $2,650 (June 30, 2013 - $2,208) was recorded.

NOTE 6 - TECHNOLOGY TRANSFER AGREEMENT

On March 10, 2014, the Company entered into a Technology Transfer Agreement with the Vendor.  Under the terms of the Technology Transfer Agreement, the Vendor agreed to sell to the Company all of his right, title and interest in and to all technologies owned by him that relate to the abatement and reduction of emissions and exhausts from internal combustion engines through the pre-treatment of input fuels, the treatment of exhaust gases produced by such engines, or any combination thereof (collectively, the “Technology”), including all of the Vendor’s right, title and interest in and to certain patent applications to the Technology.

In consideration for the Technology, the Company agreed to release 54,000,000 of the total 154,000,000 shares of common stock that were previously issued to the Vendor and held in escrow, subject to forfeiture or release upon the fulfillment of certain performance conditions as set in the Employment Agreement.  The remaining 100,000,000 shares have been cancelled (Notes 3 and 9).

The fair value of the 54,000,000 shares which were released for the Technology was $52,380,000. The Technology is amortized over 10 years on a straight line basis. During the six months ended June 30, 2014, amortization expense of $1,527,750 (June 30, 2013 - $Nil) was recorded.

NOTE 7 - EQUIPMENT

Amortization schedule for the equipment at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2012
Book value	$39,413	$41,602
Amortization	(4,149)	(2,189)
Equipment	$35,264	$39,413

The equipment consists of testing and laboratory tools and machinery, and is amortized on a straight-line basis over its useful life of five years.

NOTE 8 - UNEARNED REVENUE AND WORK IN PROGRESS

During the six months ended June 30, 2014, the Company received $975,000, as a deposit for future installation of its DSOX Fuel Purification System (the “DSOX System”) pursuant to its April 15, 2014 purchase and services agreement. The agreement provides for the purchase of up to ten additional DSOX Systems.

During the six months ended June 30, 2014, the Company started a manufacturing process of its first land-based DSOX System, representing a combination of two DSOX-15 Systems originally designed to be used on board of a ship. As of June 30, 2014, the Company recorded $741,511 as work in progress, of which $109,820 was represented by the cost of parts and equipment required to build DSOX System and $631,691 consisted of fees charged by the external contractors for building the DSOX System.

NOTE 9 - SHARE CAPITAL

On March 10, 2014, in consideration for the Technology transferred by the Vendor to the Company (Notes 3 and 6), the Company agreed to release, from escrow, 54,000,000 shares of the total 154,000,000 shares of common stock that were previously issued to the Vendor and held in escrow.  The fair value of the 54,000,000 shares was $52,380,000. The remaining 100,000,000 shares were cancelled.

On April 1, 2014, the Company recorded an obligation to issue 51,000 shares of its common stock with a fair value of $46,410 for the consulting and website design services. As of June 30, 2014, these shares remained unissued.

Warrants

On January 15, 2014, the Company entered into a binding letter agreement (the “Letter Agreement”) with KF Business Ventures LP (the “Lender”), which was superseded by the formal definitive loan agreement signed on February 11, 2014 and further amended on March 10, 2014 (the “KF Loan Agreement”). In consideration for the KF Loan Agreement, the Company issued to the Lender non-transferrable share purchase warrants to purchase a total of 6,200,000 shares of the Company’s common stock, exercisable at a price of $1 per share.  Warrants for 2,200,000 shares of the Company’s common stock expire on January 15, 2015, and warrants for 4,000,000 shares of the Company’s common stock expire on January 15, 2018.  The Lender may choose to exercise the warrants for up to 3,100,000 shares of common stock by way of a cashless exercise (Notes 10 and 12).

On March 10, 2014, the Company signed an amendment to the KF Loan Agreement (Note 10). Under the terms of the amended agreement, the Company issued to the Lender non-transferrable share purchase warrants for a total of 704,546 shares of the Company’s common stock with an initial exercise price of $1 per share (collectively, the “Additional Warrants”).  The Additional Warrants to purchase a total of 250,000 shares of the Company’s common stock expire on January 15, 2015, with the remaining 454,546 Additional Warrants expiring on January 15, 2018.  The Additional Warrants may be exercised by way of a cashless exercise for a total of up to 352,273 shares.

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

Details of warrants outstanding as at June 30, 2014 are as follows:

Exercise price	Expiry date	Number of warrants outstanding
$1.00	January 15, 2015	2,450,000
$1.00	March 10, 2017	10,000,000
$1.00	January 15, 2018	4,454,546
		16,904,546

At June 30, 2014, the weighted-average remaining contractual life of the outstanding share purchase warrants was 2.61 years.

NOTE 10 - NOTES AND LOANS PAYABLE

Acamar Loan

On April 19, 2012, the Company signed a loan agreement for $260,000, repayable on October 31, 2013 (the “Acamar Loan”). The Acamar Loan bears interest at 3.5% per month for an effective rate of 51% per annum and is secured by the Teak Shield License (Note 4). The repayment of Acamar Loan was extended to June 30, 2014.

During the six months ended June 30, 2014, the Company paid $104,000 in interest (June 30, 2013 - Nil). As of June 30, 2014, the total principle payable under the Acamar Loan was $380,688 (December 31, 2013 - $377,500) and accrued interest totaled $101,450 (December 31, 2013 - $108,059).

KF Business Ventures Loan Agreement

Under the KF Loan Agreement (Notes 9 and 12), the Lender agreed to lend to the Company up to $2,000,000 (the “KF Loan”) in four equal installments of $500,000 each. As of June 30, 2014 the full amount of the loan was advanced to the Company.

The KF Loan accumulates interest at a rate of 10% per annum, compounded monthly. Principal and interest will become payable in 18 equal monthly installments commencing on January 1, 2015.  The Company has the right to prepay the amounts outstanding under the KF Loan at any time in increments of not less than $250,000.

As additional consideration for the Lender agreeing to loan the funds to the Company, the Company has agreed to issue to the Lender non-transferrable share purchase warrants to purchase a total of 6,904,546 shares of the Company’s common stock, exercisable at a price of $1 per share (Notes 9 and 12).  Warrants for 2,450,000 shares of the Company’s common stock expire on January 15, 2015, and warrants for 4,454,546 shares of the Company’s common stock expire on January 15, 2018.  The Lender may choose to exercise the warrants for up to 3,452,273 shares of common stock by way of a cashless exercise.

The fair value of the warrants was calculated to be $5,821,189 using the Black-Scholes option pricing model at the grant date using the following assumptions:

Expected Warrant Life (in years)	1-4 yrs.
Risk-Free Interest Rate	0.13%-1.24%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	130%-362%

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

The relative fair value of the warrants was determined to be $1,536,353 and the value allocated to the debt portion of the instrument was determined to be $463,647 at the time of issuance using an effective interest rate of 15%. During the six months ended June 30, 2014, the Company recognized accretion expense of $136,313. At June 30, 2014, the Company accrued $48,526 in interest payable under the KF Loan (December 31, 2013 - $Nil). $470,383 of the loan is due in the next 12 months.

Other Loans

During the six months ended June 30, 2014, the Company received an advance of CAD$50,000 ($48,286).

The tables below summarize the other loans outstanding as at June 30, 2014 and December 31, 2013:

As at June 30, 2014
	Interest rate per annum	Due date	Principal outstanding	Accrued interest	Total
Other Loans	8%	On demand	$27,000	$5,879	$32,879
Other Loans	7%	On demand	49,500	14,581	64,081
Other Loans	6%	On demand	177,969	23,715	201,684
Other Loans	0%	On demand	356,780	-	356,780
			$611,249	$44,175	$655,424

As at December 31, 2013
	Interest rate per annum	Due date	Principal outstanding	Accrued interest	Total
Other Loans	8%	On demand	$27,000	$4,604	$31,604
Other Loans	7%	On demand	49,500	12,401	61,901
Other Loans	6%	On demand	178,639	17,884	196,523
Other Loans	0%	On demand	295,311	-	295,311
			$550,450	$34,889	$585,339

NOTE 11 - NOTES AND LOANS RECEIVABLE

During the six months ended June 30, 2014, the Company advanced a total of $150,000 to its former subsidiary, New World Technologies Group Inc. The loans bare interest at 6% per year compounded monthly and are due on demand. As at June 30, 2014, the amount receivable was impaired due to uncertainty of collectability.

NOTE 12 - SUBSEQUENT EVENTS

UK Subsidiary

On July 9, 2014, the Company formed a subsidiary, Poly Shield Technologies (UK) Limited, under the Companies Act 2006 of the United Kingdom.

Second KF Business Ventures Loan Agreement

On July 28, 2014, the Company entered into a loan agreement (the “Second KF Loan”) with KF Business Ventures LP for an additional $2,400,000, to be advanced in eight equal instalments of $300,000 each, commencing on September 1, 2014, and on the first day of each consecutive calendar month thereafter until fully advanced.   The Second KF Loan is conditional upon the Company agreeing to amend the First KF Loan Agreement (Note 10) and issuing to the Lender non-transferrable share purchase warrants for a total of 9,600,000 shares of the Company’s common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019, with cashless exercise rights for up to 4,800,000 shares.

The Second KF Loan accumulates interest at a rate of 10% per annum, compounded monthly and is repayable in full on January 15, 2016. The maturity date may be extended by the Company to January 15, 2017 by the issuance of additional share purchase warrants equal to one-half of the outstanding principal and unpaid interest at January 15, 2016, with an initial exercise price of $0.50 per share and expiring on September 1, 2021.

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

Recent Corporate Developments

The following corporate developments have occurred during the quarter ended June 30, 2014, and up to the date of the filing of this report:

Purchase and Services Agreement with Magical Cruise Company, Limited

On April 15, 2014, we entered into a purchase and services agreement (the “Purchase and Services Agreement”) with Magical Cruise Company, Limited (“DCL”) regarding the procurement and installation of our DSOX-15 Pre-Combustion Fuel Purification System including an in-line sulfur monitor (our DSOX fuel purification systems being collectively referred to as the “DSOX Systems”), for reducing the sulfur oxide content of marine fuel oil.

Under the terms of the Purchase and Services Agreement, DCL agreed to purchase from us one DSOX System, with a possibility for the purchase of up to ten additional DSOX Systems at the same price. Additional details of our agreement with DCL are provided in our Current Report on Form 8-K, filed on April 17, 2014.  As of the date of this report, we have completed the manufacturing of required components for the first DSOX System to be installed on DCL's vessel.

Change in Executive Officers and Directors

On April 16, 2014, James Pakulis resigned as our President and as a member of our Board of Directors. Mr. Pakulis’s resignation was not due to, and was not caused by, in whole or in part, any disagreement with the Company, whether related to our operations, policies, and practices or otherwise. On April 16, 2014, we appointed Rasmus Norling as our President in place of Mr. Pakulis.

On May 16, 2014, Brad Eckenweiler resigned as our Chief Executive Officer and as a member of our Board of Directors. Mr. Eckenweiler’s resignation was not due to, and was not caused by, in whole or in part, any disagreement with the Company, whether related to our operations, policies, practices or otherwise. Upon his resignation, we made a severance payment of $252,000 to Mr. Eckenweiler. On May 16, 2014, we appointed Mr. Norling as our Chief Executive Officer in place of Mr. Eckenweiler. In addition to replacing Mr. Pakulis and Mr. Eckenweiler as our President and Chief Executive Officer, respectively, Mr. Norling continues to act as our Chief Technical Officer and as a member of our Board of Directors.

On June 25, 2014, we entered into a Management Consulting Agreement with our Chief Financial Officer, Joao (John) da Costa. Under the terms of his Management Consulting Agreement, Mr. da Costa will continue to act as our Chief Financial Officer and Treasurer for a term of three years, expiring on June 25, 2017, and will be entitled to a monthly remuneration of $7,500, payable retroactively beginning as of April 1, 2014.

Also on June 25, 2014, we entered into a Management Consulting Agreement with Mitchell Reed Miller, a member of our Board of Directors. Under the terms of his Management Consulting Agreement, Mr. Miller will act as our Senior Vice President of Business Development for a term of three years, expiring on June 25, 2017, and will be entitled to a monthly remuneration of $22,500, payable retroactively beginning as of April 1, 2014.

Developments to the DSOX Systems and new Patent Application

On May 20, 2014, we announced the launch of the DSOX-20 Pre-Combustion Desulfurization Fuel Purification System (the “DSOX-20”), a patent pending technology that enhances our DSOX-15 System by including several new innovations. This DSOX-20 system will be used for all future installations.

On July 21, 2014, we announced the filing of a new patent application. The new application covers the process of using our DSOX-20 System in combination with an exhaust gas scrubber.

Amendment and Restatement of Teak Shield License Agreement

On or about June 24, 2014, we completely amended and restated our license agreement for the Teak Shield fluoropolymer coatings sold by Teak Shield Corp. (the “Amended Teak Shield License”).  Under the terms of the Amended Teak Shield License, we have a non-exclusive right to sell the fluoropolymer coating products sold by Teak Shield. The fluoropolymer coatings will be sold to us by Teak Shield at the lowest price charged by Teak Shield to third party purchasers.  Under the terms of the Amended Teak Shield License, Teak Shield will no longer be entitled to any royalties from the sale by us of any of their products.  In addition, our option to purchase all of Teak Shield’s rights to its fluoropolymer products was terminated.  The Amended Teak Shield License will extend for an initial period of six years.

Installation of First DSOX System in Mobile Alabama

On or about June 19, 2014, we began the installation of our first DSOX System in Mobile, Alabama for LMS Ship Management Inc. (“LMS”). The DSOX System being installed is a combination of two DSOX-15 Systems. Initially it was contemplated that these two DSOX-15 Systems would be installed on cargo ships operated and managed by LMS.  However, in discussions with LMS, it was agreed that we would combine two DSOX-15 systems into one and install the combined unit as a stand-alone on-shore system at LMS’ facilities in Mobile, Alabama. Installation of the DSOX System is currently ongoing.  Once installation is complete, we will work with LMS on obtaining certification that the installed system meets current MEPC standards.

Approval of Name Change

On June 26, 2014, our Board of Directors approved an amendment to our Certificate of Incorporation to change the name of the Company to “Triton Emission Solutions Inc.” (the “Name Change”). On July 1, 2014, we received a written consent of Mr. Norling, our President, Chief Executive and Chief Technology Officer as well as majority shareholder approving the Name Change. As of the date of this Quarterly Report the name change has not yet been effected.

Poly Shield Technologies (UK) Limited

On July 9, 2014, we formed a subsidiary, Poly Shield Technologies (UK) Limited under the Companies Act 2006 of the United Kingdom. This subsidiary will concentrate its efforts on marketing and distribution of our DSOX Systems to a European market.

Second KF Business Ventures Loan Agreement

On July 28, 2014, we entered into a loan agreement (the “Second KF Loan Agreement”) with KF Business Ventures LP (“KFBV”) for an additional $2,400,000, to be advanced in eight equal installments of $300,000 each. The first installment is expected to be advanced on September 1, 2014, with the remaining installments advanced on the first day of each consecutive calendar month thereafter. Advance of the loan is conditional upon (1) our agreeing to amend the First KF Loan Agreement (see “Second Amendment to First KF Loan Agreement”); (2) our issuing to the Lender non-transferrable share purchase warrants for a total of 9,600,000 shares of our common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019, with cashless exercise rights for up to 4,800,000 shares; and (3) our agreeing with KFBV on a monthly budget for our Company.

Amounts payable under the Second KF Loan Agreement will accumulate interest at a rate of 10% per annum, compounded monthly and will be repayable in full on January 15, 2016. We may extend the maturity date of the loan to January 15, 2017 by issuing KFBV additional share purchase warrants equal to one-half of the outstanding principal and unpaid interest at January 15, 2016, with an initial exercise price of $0.50 per share and expiring on September 1, 2021.

In addition, as part of the Second KF Loan Agreement, we have agreed to appoint Robert C. Kopple, the principal of KFBV, as Chairman of our Board of Directors on or before September 1, 2014.  In connection with his appointment we will be required to issue to Mr. Kopple options to purchase up to 2,500,000 shares of common stock, vesting at a rate of 500,000 shares per year, exercisable at a price of $0.50 per share, and expiring 5 years after vesting.

Second Amendment to First KF Loan Agreement

As a condition precedent to the advance of funds under the Second KF Loan Agreement, we have also agreed to further amend our first loan agreement with KFBV for $2,000,000, entered into on January 15, 2014 and as amended on March 10, 2014 (as amended, the “First KF Loan Agreement”).  We expect to enter into this second amendment to the First KF Loan Agreement (the “Second Amendment Agreement”) on or before September 1, 2014 in connection with the advance of funds under the Second KF Loan Agreement. Under the proposed terms of the Second Amendment Agreement, the maturity date for the outstanding amounts payable under the First KF Loan Agreement will be extended to January 15, 2016.  As consideration for this extension, we will agree to (1) extend the expiry date for 2,450,000 of the warrants previously issued to KFBV under the First KF Loan Agreement from January 15, 2015 to January 15, 2016; (2) amend the exercise price for all 6,904,546 warrants previously issued to KFBV under the First KF Loan Agreement from $1.00 per share to $0.50 per share; and (3) issue to KFBV additional warrants for the purchase of up to 2,350,000 shares of our common stock at an initial exercise price of $0.50 per share and expiring on January 15, 2019, with cashless exercise rights for up to 1,175,000 shares.

Additional details for the Second KF Loan Agreement and the First KF Loan Agreement are provided in our Current Reports on Forms 8-K, filed on August 1, 2014, March 12, 2014 and on February 18, 2014.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percentage Change
	2014	2013
Royalty revenue	$3,862	$3,757	2.8%
Total revenues	3,862	3,757	2.8%

Amortization	1,312,924	74,084	1672.2%
General and administrative	931,108	185,674	401.5%
Royalty fee	(195,833)	25,000	(883.3)%
Operating expenses	2,048,199	284,758	619.3%
Loss before interest expense	(2,044,337)	(281,001)	627.5%
Accretion expense	(86,824)	-	n/a
Impairment of loan	(150,000)	-	n/a
Interest	(91,444)	(49,184)	85.9%
Net loss	$(2,372,605)	$(330,185)	618.6%

	Six Months Ended June 30,		Percentage Change
	2014	2013
Survey revenue	$15,000	$-	n/a
Royalty revenue	13,810	13,976	(1.2)%
Total revenues	28,810	13,976	106.1%

Amortization	1,534,549	145,959	951.4%
General and administrative	1,475,918	490,601	200.8%
Royalty fee	(170,833)	50,000	(441.7)%
Operating expenses	2,839,634	686,560	313.6%
Loss before interest expense	(2,810,824)	(672,584)	317.9%
Accretion expense	(136,313)	-	n/a
Impairment of loan	(150,000)	-	n/a
Interest	(155,060)	(90,328)	71.7%
Non-cash consulting fees	(9,677,730)	-	n/a
Net loss	$(12,929,927)	$(762,912)	159.5%

Revenues

During the three months ended June 30, 2014, our revenue consisted of the royalties paid to us by WebTech Wireless (“WebTech”) pursuant to our agreement with WebTech, which is scheduled to terminate on October 31, 2015. The revenue was comparable to that we received for the three months period ended June 30, 2013.

Our revenue increased by $14,834 from $13,976 for the six months ended June 30, 2013, to $28,810 for the six months ended June 30, 2014. The increase in revenue was the result of revenues received from ship surveys for possible installation of our DSOX Systems. Our royalty revenue from our agreement with WebTech was comparable to revenue we received during the six months ended June 30, 2013.

Operating Expenses

During the three months ended June 30, 2014, our operating expenses increased by $1,763,441 or 619.3% from $284,758 for the three months ended June 30, 2013, to $2,048,199 for the three months ended June 30, 2014.

During the six months ended June 30, 2014, our operating expenses increased by $2,153,074 or 313.6% from $686,560 for the six months ended June 30, 2013, to $2,839,634 for the six months ended June 30, 2014.

The increases in our operating expenses for the three and six month periods ended June 30, 2014, as compared to our operating expenses for the same period in 2013, relate primarily to the continuous development of our DSOX Systems and increased development and marketing costs associated with those efforts. The most significant year-to-date changes were as follows:

•

During the six months ended June 30, 2014, we incurred $31,644 in salary and wage expenses as opposed to $207,793 in salary and wage expenses incurred during the six months ended June 30, 2013. Salaries and expenses for the six months ended June 30, 2013 included $180,000 plus applicable employment taxes paid as a signing bonus in connection with the Norling Employment Agreement, which became effective on February 6, 2013. Under the terms of the Norling Employment Agreement, during the six months ended June 30, 2014, Mr. Norling was paid a salary of $15,000 per month (plus applicable employment taxes) for a period of two months, and until the Norling Employment Agreement was terminated on March 10, 2014. Beginning March 10, 2014, Mr. Norling acts under the terms of a Management Consulting Agreement, and receives $22,500 per month which is recorded as part of management fees.

•

Our amortization expense for the six months ended June 30, 2014, increased by 951.4% or $1,388,590 relative to the six months period ended June 30, 2013. The increase resulted from amortization of the Emission Abatement Technologies that we acquired on March 10, 2014 as a result of our Technology Transfer Agreement with Mr. Norling. The Emission Abatement Technologies were valued at $52,380,000 and are amortized over ten year useful life on a straight line basis.

•

Due to increased business activity, we felt it was necessary to acquire director’s and officer’s liability insurance, which resulted in an additional cost to our operations of $51,627, which we incurred during the six month period ended June 30, 2014. In order to comply with our agreements for the installation and servicing of the DSOX Systems we also acquired Marine and Workers Compensation insurance, which resulted in extra costs of $6,766 during the same period.

•

During the six months ended June 30, 2014, our travel and entertainment as well as advertising and marketing expenses increased by $49,714, $99,800, and $47,600, respectively, relative to the same period in fiscal 2013. The increases were associated with the need to bring awareness about our new emission abatement technologies to the general public and prospective investors. To support our marketing efforts we saw it necessary to overhaul our corporate web site, which resulted in an increase to our web design and maintenance costs of $50,748, as compared to the six months period ended June 30, 2013.

•

During the six months ended June 30, 2014, our administrative, consulting and management fees increased by $70,000, $392,092 and $202,500, respectively. These increases were partially associated with the increased work load that we experienced due to the change in our business model and the need to restructure certain operations. Changes to our management fees also include the effects of terminating the Norling Employment Agreement and instead entering into a Management Consulting Agreement with Mr. Norling, which pays Mr. Norling a management fee of $22,500 per month. Changes to our consulting fees included a severance payment of $252,000, which we made to Brad Eckenweiler upon his resignation as our Chief Executive Officer and director on May 16, 2014.

•

Advancement of our projects and general increase in operations resulted in increase to our professional fees of $92,795, which grew from $65,921incurred during the six months ended June 30, 2013 to $158,716 incurred during the six months ended June 30, 2014.

•

In July of 2013 we entered into two separate operating lease agreements for an additional office as well as warehouse and testing facility. In connection with these new leases, we paid $34,257 in rent fees. Our office expenses increased by $25,806, from $398 we incurred during the six months ended June 30, 2013 to $26,204 we incurred during the six months ended June 30, 2014.

•

During the six month period ended June 30, 2014, we entered into negotiations with the licensors under our Teak Shield License Agreement dated March 12, 2012 (the “Teak Shield License”) to amend the terms of the Teak Shield License. These negotiations were concluded on June 24, 2014, when we signed a Restated and Amended Licensee Agreement. As a result of these negotiations we were released from any and all obligations pursuant to the original Teak Shield License, which resulted in reversal of the royalty fees of $170,833.

Our business efforts with respect to our emission abatement technologies are currently in the development stage, and thus, as we pursue the development of our new business, we expect our operating expenses to further increase during the fiscal 2014 as compared to the prior year’s results.  In addition, because we do not have an operating history with respect to these business lines, it may be difficult for us to predict future operating expenses and capital requirements related to these businesses and our historical results are not expected to be reflective of future expenses and capital requirements.

Other Items

During the three months ended June 30, 2014, we recorded $86,824 accretion expense that resulted from the difference between stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First KF Loan Agreement. Our net loss was further increased by $150,000 impairment charge on the loans to our former subsidiary, New World Technologies Group, Inc.

Our interest expense increased by $42,260, or 85.9% from $49,184 for the three months ended June 30, 2013, to $91,444 for the three months ended June 30, 2014; this increase resulted from the additional debt load associated with our current business activities.

During the six months ended June 30, 2014, we recorded $136,313 accretion expense that resulted from the difference between stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First KF Loan Agreement. During the same period, we recorded $9,677,730 in non-cash consulting fees associated with the fair value of the warrants to acquire up to 10,000,000 shares of our Common Stock that we issued to Mr. Norling as part of his Management Consulting Agreement with us. In addition, we recorded a $150,000 impairment charge on the loans to our former subsidiary, New World Technologies Group, Inc. We had no such transactions during the six months ended June 30, 2013.

Our interest expense increased by $64,732, or 71.7% from $90,328 for the six months ended June 30, 2013, to $155,060 for the six months ended June 30, 2014; this increase resulted from the additional debt load associated with our current business activities.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	June 30, 2014	December 31, 2013	Percentage Change
Current assets	$ 2,136,831	$ 448,188	376.8%
Current liabilities	(4,228,670)	(2,583,245)	63.7%
Working capital deficit	$ (2,091,839)	$ (2,135,057)	(2.0)%

As of June 30, 2014, we had a cash balance of $1,195,234, a working capital deficit of $2,091,839 and cash flows used in operations of $927,038 for the six months then ended. During the six months ended June 30, 2014, we funded our operations with $1,944,286 in loans and advances received during this period, $975,000 we received as deposit for the sale of a DSOX System pursuant to our Purchase and Services Agreement with DCL and, to the minor extent, with the cash we received from royalties and ship survey fees.

Cash Flows

	Six Months Ended June 30,
	2014	2013
Cash flows used in operating activities	$(927,038)	$(75,831)
Cash flows provided by financing activities	1,944,286	194,835
Net increase in cash during the period	$1,017,248	$119,004

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2014, was $927,038. This cash was primarily used to cover our operating loss of $12,929,927 and increase our work in progress by $741,511, which was associated with payments we made to our contractors for the manufacturing of the first DSOX System as well as acquire necessary parts and equipment. In addition we used $31,261 to reduce the amounts due to related parties and $142,801 to reduce our accrued liabilities, which were in part associated with the reversal of royalty fees payable for the Teak Shield License. These uses of cash were offset by $975,000 we received as a deposit for the Purchase and Services Agreement with DCL. The uses of cash were further offset by  decrease in prepaid expenses of $68,072, increases in our accounts payable of $324,723 and increase in interest accrued on the notes and advances payable of $155,060.

Net cash used by operating activities during the six months ended June 30, 2013, was $75,831. This cash was primarily provided by $350,000 we received as deposits for future installations of our DSOX Systems and was offset by our operating loss of $762,912 and a $142,600 decrease in amounts due to related parties. Cash from operations was also provided by a decrease in advances of $80,000, increases in accounts payable of $39,834, accrued liabilities of $52,324, and accrued interest on notes and advances payable of $89,712.

Non-cash transactions

During the six months ended June 30, 2014, our net loss was affected by the following items that did not have any impact on cash used in operations: $136,313 accretion expense that resulted from the difference between stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First KF Loan Agreement; $9,677,730 in non-cash consulting fees associated with the fair value of the warrants to purchase up to 10,000,000 shares of our common stock we issued to Mr. Norling as part of his Management Consulting Agreement with us, and $1,534,549 in amortization expense we recorded on our intangible assets as well as testing and laboratory equipment. In addition, we recorded an obligation to issue shares for web design services totalling $46,410.

During the six months ended June 30, 2013 we recorded a non-cash item of $145,959 for amortization of the Teak Shield License and $45,000 for web site design services.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2014, we received $2,000,000 from KF Business Ventures LP pursuant to our First KF Loan Agreement. In addition, we received an advance for the total of CAD$50,000 ($48,286) from an unrelated party. These financing activities were reduced by $104,000 we paid to partially reduce interest we owed under the Acamar Loan Agreement we entered into on April 19, 2012.

In addition, subsequent to our second fiscal quarter, we entered into the Second KF Loan Agreement with KFBV for additional $2,400,000.  See “Recent Corporate Developments.”

During the six months ended June 30, 2013, we received $194,835 in loans from unrelated parties.

Going Concern

The notes to our interim consolidated financial statements at June 30, 2014, disclose our uncertain ability to continue as a going concern. We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to qualified customers in Europe. This royalty agreement ends on October 31, 2015, which will end the revenue from this source. Our Teak Shield contract has not generated any revenue. Our emission abatement technologies have begun to generate revenue only recently.  To date revenue related to these technologies has been limited to conducting surveys on ships for the potential installation.

We have accumulated a deficit of $17,417,343 since inception and increased sales will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking contracts for our emission abatement technologies. As of the date of this report we signed contracts to install five DSOX-15 Systems on ships.  The agreements provide for the potential installation of up to 57 additional DSOX-15 Systems. We plan to upgrade all installations to our more advanced system – the DSOX-20 System. Despite our current contracts, we cannot provide assurance that we will be successful in generating additional sales. In addition, we have not yet recorded revenues from the sale of any DSOX Systems, and there is no assurance that we will be able to record such revenues in the future.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable

Receivables represent valid claims against debtors for services and royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At June 30, 2014, and December 31, 2013, our allowance for doubtful accounts was $0.

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

At June 30, 2014, we had $1,195,234 in cash on deposit with a large chartered Canadian bank and a large US bank; $861,750 of this cash was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable are not collateralized and consist of royalties and survey income.  We continually monitor the financial condition of our customers to reduce the risk of loss. We routinely assess the financial strength of our sources of revenue and as a consequence, concentration of credit risk is limited. At June 30, 2014, we had $3,993 in accounts receivable outstanding.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2014. Based on the evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Associated with our Emission Abatement Technologies Line of Business

We have earned only limited revenues from the sale of products or services related to the DSOX Systems and other Technologies.

Our current principal business focus is on the research, development and marketing of products and services related to the DSOX Technology.  However, our efforts in this area are in the development stage and we have earned only limited revenues related to these products. There is also no assurance that we will be able to earn revenues from this businesses line in the future.

Although we have entered into sales contracts for our DSOX Systems, we have not yet completed the installation of any of the systems contracted for.

Although we have entered into sales contracts with LMS Ship Management Inc. (“LMS”), Prestige Cruise Holdings Inc. (“Prestige”) and Magical Cruise Company, Limited (“DCL”) for the installation of our DSOX Systems, we have not yet completed the installation of any systems on board any ships and have not yet recorded revenue from the sale of these products.  In June 2014, we commenced installation of our first DSOX System at LMS’ on-shore facilities located in Mobile, Alabama, which is currently ongoing. We have not yet completed the delivery or installation of any DSOX Systems to Prestige or DCL.  Once installed, there is no assurance that the emission abatement systems installed by us will obtain certification under current MEPC standards.

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

We expect the majority of our future revenue to come from sales of our DSOX Systems, which are heavily dependent on current and future IMO Regulations being enforced by international signatories to MARPOL Annex VI.  Currently the United States, Canada and the E.U. have Emission Control Area’s (ECA) in place that apply stringent engine emission standards and fuel sulfur limits to ships that operate in these ECA’s as set under MARPOL Annex VI.  While sulfur oxide limit restrictions in these ECA’s are expected to drop, there can be no assurance that this will happen.  A change in the current and upcoming IMO regulations could have a significant material impact on our financial results.

Unforeseen complications during the installation of the DSOX System can potentially halt ships operation, which could adversely affect our sales, results of operations or cash flows, as well as increase potential for lawsuits filed against us.

Our DSOX Systems can be installed on a ship without disruption to the ship’s operations. However, if the planning and/or execution of the installation process have flaws, we can face a situation where the ship's operation has to be halted in order to complete installation. Depending on the type of the ship and its machinery, this risk can be mitigated by scheduling the operation of a different engine. However, if the alternative engine is not available, we will have no choice but to stop the operation of the ship.

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

With our entry into the Teak Shield License Agreement, GTM Contracts, acquisition of patent application rights to the Bio Scrubber technology and development of DSOX Systems we have added to our business. Although our Board of Directors and Executive Officers have extensive business experience, they do not have experience in the fluoropolymer industry, and aside from our President and the Chief Technical Officer and our Vice President of Engineering, limited experience in the emission abatement industry. Some of our competitors may have greater experience and/or greater financial resources than we do at this time. We intend to hire experienced sales and consulting teams to market our products. However, since we have no history of earning revenue in these business lines, there is no assurance that our business efforts in these industries will prove successful.

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

Our President the Chief Executive and Chief Technology Officer is the beneficial owner of approximately 57.9% of our common stock and will be able to exert considerable influence over our actions.

Mr. Rasmus Norling beneficially owns approximately 57.9% of the outstanding shares of our common stock. As the President, Chief Executive and Chief Technical Officer and a significant stockholder, he has the power to exert considerable influence over our actions and the outcome of matters on which our stockholders are entitled to vote including the election of directors and other significant corporate actions. The interests of Mr. Norling may be different from the interests of our shareholders.

The loss of key members of our senior management team could disrupt the management of our business.

We believe that our success depends on the continued contributions of the members of our senior management team, including Mr. Rasmus Norling, our President, Chief Executive and Chief Technical Officer and a principal stockholder. The loss of the services of Mr. Norling could impair our ability to identify and secure new customer contracts, to maintain good customer relationships and to otherwise manage our business, which could have a material adverse effect on our financial performance and our ability to compete.

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

Between January 15, 2014 and March 10, 2014, we issued non-transferrable share purchase warrants for an aggregate of 6,904,546 shares of our common stock with an initial exercise price of $1.00 per share to KF Business Ventures, LP. (“KFBV”). On July 28, 2014 we entered into the Second KF Loan Agreement with KFBV.  As a condition precedent to the advance of funds under the Second KF Loan Agreement, we intend to enter into an agreement to amend the First KF Loan Agreement (the Second Amendment Agreement to the First KF Loan Agreement), pursuant to which, we will agree to (1) extend the expiry date for 2,450,000 of the warrants previously issued to KFBV under the First KF Loan Agreement from January 15, 2015 to January 15, 2016; (2) amend the exercise price for all 6,904,546 warrants previously issued to KFBV under the First KF Loan Agreement from $1.00 per share to $0.50 per share; and (3) issue to KFBV additional warrants for the purchase of up to 2,350,000 shares of our common stock at an initial exercise price of $0.50 per share and expiring on January 15, 2019, with cashless exercise rights for up to 1,175,000 shares. We expect to enter into the Second Amendment Agreement to the First KF Loan Agreement on or before September 1, 2014 in connection with the advance of funds under the Second KF Loan Agreement.  See “Recent Corporate Developments” in Item 2 of Part I of this Quarterly Report on Form 10-Q.

Under the Second KF Loan Agreement, we have also agreed to issue to KFBV additional warrants to purchase up to 9,600,000 shares of our common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019, with cashless exercise rights for up to 4,800,000 shares.  These warrants are in addition to the warrants that we expect to issue to KFBV under the Second Amendment Agreement to the First KF Loan Agreement.  See “Recent Corporate Developments” in Item 2 of Part I of this Quarterly Report on Form 10-Q.

The offer and sale of the above warrants to KFBV were made, and are expected to be made, pursuant to the exemptions from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D on the basis of representations provided by KFBV that it is an “accredited investor” as defined in Regulation D.

Other than the sales mentioned above there were no other unregistered sales of securities during the six months period ended June 30, 2014 that would be required to be disclosed pursuant to Item 701 of Regulation S-K.

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

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.3	Certificate of Amendment to Certificate of Incorporation – Name Change to Poly Shield Technologies Inc.(7)
3.4	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(3)
10.2	Technology License Agreement with Option to Purchase dated March 12, 2012, between the Company, Teak Shield Corp., and Robert and Marion Diefendorf. (5)
10.3	Loan Agreement dated April 19, 2012, between GlobeTrac Inc. and Acamar Investments Inc.(6)
10.4	Acamar Promissory Note dated April 19, 2012, given the Company in favor of Acamar Investments, Inc.(6)
10.5	Security Agreement dated April 19, 2012, granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(6)
10.6	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(7)
10.7	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(7)
10.8	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(7)
10.9	Extension letter dated October 17, 2012, from Acamar Investments, Inc. (8)
10.10	Amendment No. 1 to Loan Agreement and Promissory Note dated November 16, 2012, between the Company and Acamar Investments, Inc.(9)
10.11	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012. (10)
10.12	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.13	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.14	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(12)
10.15	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(12)
10.16	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(12)
10.17	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS. (12)
10.18	Share Purchase Agreement dated April 8, 2013, between J. Douglas Faulkner and Poly Shield Technologies Inc.(13)
10.19	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(14)
10.20	Purchase and sale Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc. (15)
10.21	Divestiture and Share Purchase Agreement amongst Octavio Viveros, New World Technologies Group, Inc., and Poly Shield Technologies Inc. dated effective as of December 2, 2013. (16)

Exhibit Number	Description of Exhibit
10.22	Addendum to December 1, 2012 Employment Agreement, dated effective as of December 30, 2013. (17)
10.23	Letter Agreement dated January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (18)
10.24	Loan Agreement dated as of January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (19)
10.25	Addendum No. 2 to December 1, 2012 Employment Agreement, dated effective as of February 28, 2014. (20)
10.26	Technology Transfer Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (21)
10.27	Management Consulting Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (21)
10.28	Amendment No. 1 to Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated effective as of March 10, 2014. (21)
10.29	Purchase and Services Agreement between Magical Cruise Company, Limited and Poly Shield Technologies Inc. dated effective as of April 15, 2014. (22)
10.30	Loan Agreement and Promissory Note dated April 17, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc. (25)
10.31	Loan Agreement and Promissory Note dated May 22, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc. (25)
10.32	Loan Agreement and Promissory Note dated June 30, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc. (25)
10.33	Amended and Restated Technology License Agreement among Poly Shield Technologies Inc., Teak Shield Corp., Marion Diefendorf and the Estate of Robert Diefendorf entered into on June 24, 2014. (25)
10.34	Management Consulting Agreement between Joao da Costa and Poly Shield Technologies Inc. dated effective as of June 25, 2014. (23)
10.35	Management Consulting Agreement between Mitchell Reed Miller and Poly Shield Technologies Inc. dated effective as of June 25, 2014. (23)
10.36	Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated July 28, 2014. (24)
14.1	Code of Ethics (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (25)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (25)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (25)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (25)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed as an exhibit to our Registration statement on Form SB-2 filed on August 2, 2001.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2003.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on November 14, 2005.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on June 10, 2011.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2012.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on April 25, 2012.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on July 13, 2012.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on November 6, 2012.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed on December 7, 2012.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2012.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2013.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2013.
(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 14, 2013
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on July 24, 2013
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on August 22, 2013
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2013.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on January 3, 2014.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2014.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2014.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2014.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2014.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2014.
(23)	Filed as an exhibit to our Current Report on Form 8-K filed on July 1, 2014.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on August 1, 2014.
(25)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Poly Shield Technologies Inc. has caused this report to be signed on their behalf by the undersigned duly authorized persons.

POLY SHIELD TECHNOLOGIES INC.

By:	/s/ Rasmus Norling
Name:	Rasmus Norling
Title:	Chief Executive Officer, President and Chief Technical Officer (Principal Executive Officer)
Dated:	August 14, 2014

By:	/s/ John da Costa
Name:	John da Costa
Title:	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated:	August 14, 2014