Form 10-Q
period 2014-09-30
Triton Emission Solutions Inc.
filed 2014-11-14
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-33309

TRITON EMISSION SOLUTIONS INC.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 14, 2014, the Issuer had 88,095,005 shares of common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three an nine month periods ended September 30, 2014, are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Triton” mean Triton Emission Solutions Inc. and our subsidiaries Ecolutions, Inc., Poly Shield Technologies (BVI) Ltd. and Poly Shield Technologies (UK) Limited, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

TRITON EMISSION SOLUTIONS INC.

(FORMERLY POLY SHILED TECHNOLOGIES INC.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	Unaudited
ASSETS

Current assets
Cash	$707,211	$177,986
Accounts receivable	3,391	3,754
Prepaids	65,321	266,448
Work in progress	889,903	-
Loan receivable	1,800,000	-
	3,465,826	448,188

Equipment	33,190	39,413
Investment in distribution and license rights	44,167	48,141
Investment in emission abatement technologies	49,542,750	-
	$53,085,933	$535,742

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$268,080	$147,600
Accrued liabilities	37,048	206,454
Unearned revenue	2,075,000	1,100,000
Notes and advances payable	643,751	1,070,898
Due to related parties	42,507	58,293
	3,066,386	2,583,245

Long-term loan	930,767	-
Total liabilities	3,997,153	2,583,245

Stockholders' equity (deficit)
Common stock $0.001 par value, 200,000,000 common shares authorized, 88,095,005 issued and outstanding at September 30, 2014 ( December 31, 2013 - 187,995,005)	88,095	187,995
Obligation to issue shares	46,410	-
Additional paid in capital	68,716,024	2,240,253
Accumulated deficit	(19,773,414)	(4,487,416)
Accumulated other comprehensive income	11,665	11,665
	49,088,780	(2,047,503)
	$53,085,933	$535,742

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

(FORMERLY POLY SHIELD TECHNOLOGIES INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Survey income	$-	$60,000	$15,000	$60,000
Royalty income	2,683	273,655	16,493	287,631
Total revenues	2,683	333,655	31,493	347,631

Amortization	1,312,899	73,450	2,847,448	219,409
General and administrative expenses	734,877	458,183	2,210,795	948,784
Royalty fee	-	25,000	(170,833)	75,000
Loss before other items	(2,045,093)	(222,978)	(4,855,917)	(895,562)

Other items
Accretion expense	(191,692)	-	(328,005)	-
Forgiveness of debt	238,321	-	238,321	-
Impairment of loan	-	-	(150,000)	-
Interest expense	(104,444)	(51,524)	(259,504)	(141,852)
Non-cash consulting fees	-	-	(9,677,730)	-
Stock-based compensation	(253,163)	-	(253,163)	-

Net loss	$(2,356,071)	$(274,502)	$(15,285,998)	$(1,037,414)

Net loss per share - basic and diluted	$(0.03)	$(0.00)	$(0.13)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	88,024,353	187,910,222	115,111,122	167,547,935

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

(FORMERLY POLY SHIELD TECHNOLOGIES INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

						Accumulated
	Common shares		Obligation	Additional		Other
	Number of		to Issue	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Capital	Deficit	Income	Total

Balance at December 31, 2012	33,745,005	$33,745	$-	$2,295,003	$(2,295,013)	$11,665	$45,400

Shares issued under employment agreement	154,000,000	154,000	-	81,466,000	-	-	81,620,000
Deferred compensation	-	-	-	(81,620,000)	-	-	(81,620,000)
Shares issued for purchase of subsidiary	100,000	100	-	52,900	-	-	53,000
Obligation to issue shares	-	-	45,000	-	-	-	45,000
Shares issued for services	150,000	150	(45,000)	46,350	-	-	1,500
Net loss for the nine months ended September 30, 2013	-	-	-	-	(1,037,414)	-	(1,037,414)

Balance at September 30, 2013	187,995,005	187,995	-	2,240,253	(3,332,427)	11,665	(892,514)

Net loss for the three months ended December 31, 2013	-	-	-	-	(1,154,989)	-	(1,154,989)

Balance at December 31, 2013	187,995,005	187,995	-	2,240,253	(4,487,416)	11,665	(2,047,503)

Shares cancelled upon cancellation of employment agreement	(154,000,000)	(154,000)	-	154,000	-	-	-
Fair value of warrants issued on long-term financing	-	-	-	3,900,637	-	-	3,900,637
Fair value of warrants issued for consulting services	-	-	-	9,677,730	-	-	9,677,730
Fair value of stock-based compensation	-	-	-	253,163	-	-	253,163
Fair value of warrants issued for investor relations services	-	-	-	117,341	-	-	117,341
Shares issued for emission abatement technologies	54,000,000	54,000	-	52,326,000	-	-	52,380,000
Shares issued for investor relations services	100,000	100	-	46,900	-	-	47,000
Obligation to issue shares	-	-	46,410	-	-	-	46,410
Net loss for the nine months ended September 30, 2014	-	-	-	-	(15,285,998)	-	(15,285,998)

Balance at September 30, 2014	88,095,005	$88,095	$46,410	$68,716,024	$(19,773,414)	$11,665	$49,088,780

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

(FORMERLY POLY SHIELD TECHNOLOGIES INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2014	2013

Cash flows used in operating activities

Net loss	$(15,285,998)	$(1,037,414)

Non cash items:
Accretion expense	328,005	-
Amortization	2,847,448	219,409
Consulting services	9,677,730	-
Website design	46,410	46,500
Foreign exchange gain	(15,693)	(6,141)
Investor relations fees	164,341	-
Forgiveness of debt	(238,321)	-
Stock-based compensation	253,163	-

Changes in operating assets and liabilities:
Accounts receivable	363	(287,902)
Prepaids	198,844	(93,226)
Advances receivable	-	80,000
Work in progress	(889,903)	-
Accounts payable	135,480	39,887
Accrued liabilities	(157,931)	79,472
Unearned revenue	975,000	1,250,000
Due to related parties	(13,503)	(227,147)
Accrued interest	259,504	141,235
Net cash used in operating activities	(1,715,061)	204,673

Cash flows from financing activities
Long-term loan	2,600,000	-
Notes and advances payable	48,286	272,835
Repayment of notes payable and accrued interest	(404,000)	(112,731)
Net cash provided by financing activities	2,244,286	160,104

Cash flows from investing activities
Equipment	-	14,711
Net cash provided by investing activities	-	(14,711)

Net increase in cash	529,225	350,066
Cash, beginning	177,986	6,969
Cash, ending	$707,211	$357,035

Cash paid for:
Income tax	$-	$-
Interest	$250,159	$92,731

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

FORMERLY POLY SHIELD TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Triton Emission Solutions Inc. (the “Company”) was incorporated in the state of Delaware on March 2, 2000 and is listed on the OTCQB under the symbol “DSOX”. On August 25, 2014, the Company changed its name from Poly Shield Technologies Inc. to Triton Emission Solutions Inc. The Company is in the business of developing and marketing environmental and pollution emission control solutions.

Triton Emission Solutions Inc.’s main focus is the development and marketing of its proprietary DSOX Fuel Purification Systems, designed to remove sulfur from marine fuel. This technology is currently aimed at the maritime industry which includes vessels for cruise-line, freight shipping and tanker companies.

Basis of presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2013. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, included in the Company’s report on Form 10-K.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Due to a company controlled by a Chief Financial Officer (“CFO”)	$703	$5,405
Due to a Chief Technical Officer (“CTO”), Chief Executive Officer (“CEO”) and a President	-	4,911
Due to a former President	294	294
Due to a former CEO	2,656	43,605
Due to a Vice President of Engineering	38,854	4,078
Due to related parties	$42,507	$58,293

Amounts are unsecured, due on demand and bear no interest.

During the nine months ended September 30, 2014 and 2013, the Company incurred the following expenses with related parties:

	September 30, 2014	September 30, 2013
Administrative fees incurred to a company controlled by the CFO	$225,000	$135,000
Management fees incurred to the CFO	45,000	-
Management fees incurred to the Senior Vice President of Business Development	180,000	25,000
Consulting and survey fees incurred to the Vice President of Engineering	105,003	10,000
Consulting and management fees incurred to the President, CEO and CTO	157,500	-
Fair value of warrants issued for consulting services (Notes 3 and 12)	9,677,730	-
Salary incurred to the President, CEO and CTO	31,644	192,514
Fair value of options issued to a Director and Chairman (Note 12)	253,163	-
Management fees incurred to a director of a former subsidiary	-	21,000
Management fees incurred to an officer of a former subsidiary	-	18,000
Survey fees incurred to a director	-	60,000
Consulting fees incurred to the former President	15,000	-
Consulting fees incurred to the former CEO	252,000	-
Total transactions with related parties	$10,942,040	$461,514

NOTE 3 - EMPLOYMENT, MANAGEMENT AND CONSULTING AGREEMENTS

Employment and Management Consulting Agreement with President, CEO and CTO

On December 1, 2012 (and as amended on December 30, 2013 and February 28, 2014), the Company entered into an Employment Agreement with its President, CEO and CTO (the “Executive”). This agreement became effective on February 5, 2013 (“Effective Date”). Under the terms of the Employment Agreement, the Executive was appointed the Company’s CEO and received a signing bonus of $180,000. Beginning on the first anniversary of the Effective Date, the Executive was to be paid an annual base salary of $180,000 per year. In addition, on the Effective Date, the Company issued 154,000,000 shares of its common stock with a fair value of $81,620,000, which were placed in escrow and were to be released to the Executive upon delivery of bona fide contracts for the sale or lease of products or services at a rate of one share for each $0.25 in revenue. Escrowed stock was to be released in increments of 1,250,000 shares of common stock.

On March 10, 2014, the Company and the Executive terminated the Employment Agreement and entered into a technology transfer agreement whereby the Executive transferred the title of certain patent applications to the Company in return for the release of 54,000,000 of the aforementioned 154,000,000 shares. The remaining 100,000,000 shares were cancelled (Notes 6 and 12).

On March 10, 2014, the Company entered into a management consulting agreement (the “Management Consulting Agreement”) with the Executive whereby the Executive agreed to provide consulting services to the Company in return for a monthly fee of $22,500 and the issuance of 10,000,000 warrants with an exercise price of $1.00, which expire on March 10, 2017 (Note 12). The Executive may choose to exercise the warrants for up to 5,000,000 shares of common stock by way of a cashless exercise. Either party may terminate the agreement at any time with sixty days written notice.

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

Management Consulting Agreements with CFO and Senior VP of Business Development

On June 25, 2014, the Company entered into two separate Management Consulting Agreements (the “Management Agreements”) with its CFO and its Senior Vice President of Business Development. Under the terms of the Management Agreements, the Company agreed to management fees of $7,500 per month payable to its CFO and $22,500 per month payable to its Senior Vice President of Business Development. Both Management Agreements are payable retroactively beginning as of April 1, 2014 and expire on June 25, 2017.

Consulting agreement for investor relations services

On September 3, 2014, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with an unrelated party (the “Consultant”) for investor relations services. The term of the Consulting Agreement is one year, expiring on September 3, 2015.

In consideration for the Consultant agreeing to provide the services to the Company, the Company issued 100,000 shares of its common stock with a fair value of $0.47 per share for a total of $47,000 and warrants to purchase up to 250,000 shares of its common stock at an exercise price of $0.50 per share, expiring on August 1, 2018, subject to earlier termination in the event that the Consultant ceases to act as a consultant of the Company prior to September 3, 2015.

The fair value of the warrants issued for the Consulting Agreement was calculated to be $117,341 and was expensed at the time of issuance. The fair value of the warrants granted was determined using the Black-Scholes option pricing model at the grant date using the following assumptions: expected life of 4 years, risk-free interest rate of 1.72%, expected dividend yield of 0% and expected stock price volatility of 324%.

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

On June 24, 2014, the Company and Licensors reached an agreement to amend the Teak Shield License (the “Amended Teak Shield License”).  Both parties agreed to release each other from any and all obligations pursuant to the original Teak Shield License, which resulted in reversal of the accrued royalty fees of $170,833.

The Amended Teak Shield License has an initial term of six years and may be automatically renewed for successive two-year terms. The Company is not required to pay a royalty and no additional consideration is required in order to maintain the licensing rights.

NOTE 5 - DISTRIBUTION AND LICENSE RIGHTS

On January 31, 2013, the Company issued 100,000 shares of its common stock with a fair value of $53,000 as a purchase price for all of the issued and outstanding shares in the capital of Ecolutions, Inc. (“Ecolutions”) which held the rights to the intellectual property of Green Tech Marine AS (“GTM”). As a result of acquiring Ecolutions, the Company acquired distribution and license rights to the Exhaust Scrubber, a proprietary exhaust gas scrubber technology developed by GTM (“GTM Contracts”).

The GTM Contracts are in effect until November 15, 2022, and may be automatically renewed for a further ten year period unless either party gives written notice of termination at least 90 days prior to the then current term.

The GTM Contracts are amortized over 10 years on a straight line basis. During the nine months ended September 30, 2014, amortization expense of $3,975 (September 30, 2013 - $3,533) was recorded.

NOTE 6 - TECHNOLOGY TRANSFER AGREEMENT

On March 10, 2014, the Company entered into a Technology Transfer Agreement with the Executive.  Under the terms of the Technology Transfer Agreement, the Executive agreed to sell to the Company all of his right, title and interest in and to all technologies owned by him that relate to the abatement and reduction of emissions and exhausts from internal combustion engines through the pre-treatment of input fuels, the treatment of exhaust gases produced by such engines, or any combination thereof (collectively, the “Technology”), including all of the Executive’s right, title and interest in and to certain patent applications to the Technology.

In consideration for the Technology, the Company agreed to release 54,000,000 of the total 154,000,000 shares of common stock that were previously issued to the Executive and held in escrow, subject to forfeiture or release upon the fulfillment of certain performance conditions as set out in the Employment Agreement.  The remaining 100,000,000 shares were cancelled (Notes 3 and 12).

The fair value of the 54,000,000 shares which were released for the Technology was $52,380,000. The Technology is amortized over 10 years on a straight line basis. During the nine months ended September 30, 2014, amortization expense of $2,837,250 (September 30, 2013 - $Nil) was recorded.

NOTE 7 - EQUIPMENT

Amortization schedule for the equipment at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Book value	$39,413	$41,602
Amortization	(6,223)	(2,189)
Equipment	$33,190	$39,413

The equipment consists of testing and laboratory tools and machinery, and is amortized on a straight-line basis over its useful life of five years.

NOTE 8 - UNEARNED REVENUE AND WORK IN PROGRESS

During the nine months ended September 30, 2014, the Company received $975,000, as a deposit for future installation of its DSOX Fuel Purification System (the “DSOX System”) pursuant to its April 15, 2014 purchase and services agreement. The agreement provides for the purchase of up to ten additional DSOX Systems.

During the nine months ended September 30, 2014, the Company started a manufacturing process of its first land-based DSOX System, representing a combination of two DSOX-15 Systems originally designed to be used on board of a ship. As of September 30, 2014, the Company recorded $763,315 as work in progress associated with this installation, of which $221,557 was represented by the cost of parts and equipment required to build DSOX System and $541,758 consisted of fees charged by the external contractors for building the DSOX System.

In April of 2014, the Company started a manufacturing process of it DSOX-20 System pursuant to its April 15, 2014 agreement. As of September 30, 2014 the Company recorded $126,588 as work in progress which was represented by the cost of parts and equipment required to build DSOX-20 System associated with this installation.

NOTE 9 - NOTES AND ADVANCES PAYABLE

Acamar Loan

On April 19, 2012, the Company signed a loan agreement with Acamar Investments, Inc. (the “Acamar”) for $260,000, repayable on June 30, 2014 (as amended) (the “Acamar Loan”). The Acamar Loan bore interest at 3.5% per month for an effective rate of 51% per annum and was secured by the Teak Shield License (Note 4). On September 18, 2014, the Company reached an agreement with Acamar to release the Company from its obligations under the Acamar Loan upon the payment of $300,000 (the “Cash Consideration”).

As at September 18, 2014, the total principle payable under the Acamar Loan was $380,688 and accrued interest totaled $146,159, the Company had also recorded $11,474 as penalty on late repayments of interest. Upon the payment of the Cash Consideration, the Company recorded $238,321 as forgiveness of debt under the Acamar Loan.

During the nine months ended September 30, 2014, the Company paid total of $250,159 in interest (September 30, 2013 - $90,000).

Other Loans

During the nine months ended September 30, 2014, the Company received an advance of CAD$50,000 ($48,286). This advance does not bear interest, is unsecured and due on demand.

The tables below summarize the short-term loans outstanding as at September 30, 2014 and December 31, 2013:

As at September 30, 2014
	Interest rate per annum	Due date	Principal outstanding	Accrued interest	Total
Acamar Loan	51%	June 30, 2014	$-	$-	$-
Other Loans	8%	On demand	27,000	6,546	33,546
Other Loans	7%	On demand	49,500	15,718	65,218
Other Loans	6%	On demand	169,522	25,509	195,031
Other Loans	0%	On demand	349,956	-	349,956
			$595,978	$47,773	$643,751

As at December 31, 2013
	Interest rate per annum	Due date	Principal outstanding	Accrued interest	Total
Acamar Loan	51%	June 30, 2014	$377,500	$108,059	$485,559
Other Loans	8%	On demand	27,000	4,604	31,604
Other Loans	7%	On demand	49,500	12,401	61,901
Other Loans	6%	On demand	178,639	17,884	196,523
Other Loans	0%	On demand	295,311	-	295,311
			$927,950	$142,948	$1,070,898

NOTE 10 - LONG-TERM LOANS

First KF Business Ventures Loan Agreement

On January 15, 2014, the Company entered into a binding letter agreement with KF Business Ventures LP (the “Lender”), which was superseded by the formal definitive loan agreement signed on February 11, 2014 and further amended on March 10, 2014 and September 8, 2014 (the “Firs KF Loan Agreement”). Under the First KF Loan Agreement the Lender agreed to lend to the Company up to $2,000,000 in four equal installments of $500,000 each (the “First KF Loan”). The First KF Loan accumulates interest at a rate of 10% per annum, compounded monthly. Pursuant to the First KF Loan Agreement (as amended on March 10, 2014) the principal and interest were to become payable in 18 equal monthly installments commencing on January 1, 2015, with the  Company having the right to prepay the First KF Loan at any time in increments of not less than $250,000.

In consideration for the First KF Loan Agreement, as amended on March 10, 2014, the Company issued to the Lender non-transferrable share purchase warrants to purchase a total of 6,904,546 shares of the Company’s common stock, exercisable at a price of $1.00 per share (Note 12). Warrants for 2,450,000 shares of the Company’s common stock were to expire on January 15, 2015, and warrants for 4,454,546 shares of the Company’s common stock expire on January 15, 2018. The Lender may choose to exercise the warrants for up to 3,452,273 shares of common stock by way of a cashless exercise.

The fair value of the warrants was calculated to be $5,821,189 using the Black-Scholes option pricing model.

Under the guidance provided by ASC 470-20-25-2, proceeds from the sale of debt instrument with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants must be accounted for as paid-in capital. The remainder of the proceeds is to be allocated to the debt instrument portion of the transaction.

Management has determined that the warrants issued as consideration for the First KF Loan Agreement are detachable from the debt instrument, as the debt instrument does not have to be surrendered to exercise the warrant.

The relative fair value of the original 6,904,546 warrants was determined to be $1,536,353 and the value allocated to the debt portion of the instrument was determined to be $463,647 at the time of issuance using an effective interest rate of 64.4%.

On September 8, 2014, the Company entered into a Second Amendment Agreement (the “September Amendment”) with the Lender to extend the maturity of the First KF Loan to January 15, 2016 and replace 18 equal monthly installments with a one time payment of principle and accrued interest. Furthermore, the Company has an option to further extend the repayment of the First KF Loan to January 15, 2017.

The extension to January 15, 2017, may be granted upon the Company issuing to the Lender additional share purchase warrants (the “Extension Warrants”) that will equal to one-half of the outstanding principal and unpaid interest as at January 15, 2016. The Extension Warrants will have an initial exercise price of $0.50 per share and expiring on September 1, 2021.

As consideration for the September Amendment, the Company issued to the Lender additional warrants for the purchase of up to 2,350,000 shares of the Company’s common stock (the “September Warrants”), with an initial exercise price of $0.50 per share and expiring on January 15, 2019, with cashless exercise rights for up to 1,175,000 shares. In addition, the Company agreed to decrease the exercise price for all warrants previously issued to the Lender under the First KF Loan (the “Amended Warrants”) from $1.00 per share to $0.50 per share and extend the expiration date of warrants for up to 2,450,000 shares of the Company’s common stock from January 15, 2015 to January 15, 2016.

Under the guidance provided by ASC 470-50-40-17(b) - Fees Between Debtor and Creditor - the fees incurred to  replace or modify the existing debt instrument shall be associated with any existing unamortized premium or discount and amortized as an adjustment of interest expense over the remaining term of the replacement or modified debt instrument.

The Amended Warrants and September Warrants were accounted for as fees incurred to replace or modify the existing debt. The fair value of the Additional Warrants and September Warrants was determined to be $1,519,807. As at the time of the September Amendment the recorded book value of the First KF Loan was $676,761, the cost of Amended Warrants and September Warrants was deemed to be $676,761, which amount will be amortized over the term of the loan, at the rate of $39,804 per month.

The fair values of the warrants and adjustments were determined using the Black-Scholes option pricing model at the grant date using the following assumptions:

Expected Warrant Life (in years)	0.35-4.36 yrs.
Risk-Free Interest Rate	0.02%-1.24%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	43%-362%

During the nine months ended September 30, 2014, the Company recognized accretion expense of $276,050. At September 30, 2014, the Company accrued $100,025 in interest payable under the First KF Loan (December 31, 2013 – $Nil).

First KF Loan at September 30, 2014:

	Long-term Loan	Original Warrants	September Warrants	Total
First KF Loan	$ 2,000,000	$ -	$ -	$ 2,000,000
Fair Value of Warrants	-	(1,536,353)	(676,761)	(2,213,114)
Accretion Expense Recognized	-	246,856	29,194	276,050
Interest Expense Recorded	100,025	-	-	100,025
Balance at September 30, 2014	$ 2,100,025	$(1,289,497)	$ (647,567)	$ 162,961

Second KF Business Ventures Loan Agreement

On July 28, 2014, the Company entered into a second loan agreement with KF Business Ventures LP (the “Second KF Loan Agreement”). Under the Second KF Loan Agreement, the Lender agreed to lend to the Company $2,400,000 (the “Second KF Loan”), to be advanced in eight equal installments of $300,000 each, commencing on September 1, 2014 and on the first day of each consecutive calendar month thereafter until fully advanced.

As of September 30, 2014, the Company received $600,000 under the Second KF Loan Agreement, which represented September and October installments. The remaining $1,800,000 was recorded as a loan receivable.

The Second KF Loan accumulates interest at a rate of 10% per annum, compounded monthly. The initial maturity date under the Second KF Loan Agreement is January 15, 2016, which can be extended to January 15, 2017.

The extension may be granted upon the Company issuing to the Lender additional share purchase warrants (the “Extension Warrants”) that will equal to one-half of the outstanding principal and unpaid interest as at January 15, 2016. The Extension Warrants will have an initial exercise price of $0.50 per share and expiring on September 1, 2021.

In consideration for the Second KF Loan Agreement, the Company issued to the Lender non-transferrable share purchase warrants for a total of 9,600,000 shares of the Company’s common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019 (Note 12). The Lender may choose to exercise the warrants for up to 4,800,000 shares of common stock by way of a cashless exercise.

The fair value of all the warrants issued under the Second KF Loan Agreement, was calculated to be $6,334,966 using the Black-Scholes option pricing model at the grant date using the following assumptions:

Expected Warrant Life (in years)	5.1 yrs.
Risk-Free Interest Rate	1.73%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	330%

The relative fair value of the warrants and debt was determined following the guidance provided by ASC 470-20-25-2. The warrants were assigned the relative fair value of $1,687,523 and the value allocated to the debt portion of the instrument was determined to be $712,477 at the time of issuance using an effective interest rate of 91.8%. During the nine months ended September 30, 2014, the Company recognized accretion expense of $51,955 and recorded $3,374 in interest expense payable under the Second KF Loan (December 31, 2013 – $Nil).

Second KF Loan at September 30, 2014:

	Long-term Loan	Original Warrants	Total
Second KF Loan	$ 2,400,000*	$ -	$ 2,400,000
Fair Value of Warrants	-	(1,687,523)	(1,687,523)
Accretion Expense Recognized	-	51,955	51,955
Interest Expense Recorded	3,374	-	3,374
Balance at September 30, 2014	$ 2,403,374	$ 1,635,568	$ 767,806

* At September 30, 2014, the Company had a receivable of $1,800,000 under the Second KF Loan Agreement.

NOTE 11 - NOTES AND LOANS RECEIVABLE

During the nine months ended September 30, 2014, the Company advanced a total of $150,000 to its former subsidiary, New World Technologies Group Inc. The loans bare interests at 6% per year compounded monthly and are due on demand. At June 30, 2014, the amount receivable was impaired due to uncertainty of collectability. As of September 30, 2014 the full amount of loan remains uncollected.

NOTE 12 - SHARE CAPITAL

On March 10, 2014, in consideration for the Technology transferred by the Executive to the Company (Notes 3 and 6), the Company agreed to release, from escrow, 54,000,000 shares of the total 154,000,000 shares of common stock that were previously issued to the Executive and held in escrow.  The fair value of the 54,000,000 shares was $52,380,000. The remaining 100,000,000 shares were cancelled (Note 3).

On April 1, 2014, the Company recorded an obligation to issue 51,000 shares of its common stock with a fair value of $46,410 for the consulting and website design services. As of September 30, 2014, these shares remained unissued.

On September 3, 2014, pursuant to the Consulting Agreement with an unrelated party for investor relations services the Company issued 100,000 shares of its common stock with a fair value of $47,000 (Note 3).

Warrants

On January 15, 2014, in consideration for the First KF Loan (Note 10) the Company issued to KF Business Ventures LP non-transferrable share purchase warrants for a total of 6,200,000 shares of the Company’s common stock, exercisable at a price of $1.00 per share (collectively, the “Warrants”).  Warrants for 2,200,000 shares of the Company’s common stock were expiring on January 15, 2015, and Warrants for 4,000,000 shares of the Company’s common stock expire on January 15, 2018.

On March 10, 2014, the Company signed a first amendment to the KF Loan Agreement (the “First Amendment”) (Note 10). Under the terms of the First Amendment, the Company issued to the Lender additional non-transferrable share purchase warrants for a total of 704,546 shares of the Company’s common stock with an initial exercise price of $1.00 per share (collectively, the “Additional Warrants”).  The Additional Warrants to purchase a total of 250,000 shares of the Company’s common stock were expiring on January 15, 2015, with the remaining 454,546 Additional Warrants expiring on January 15, 2018.  The Additional Warrants may be exercised by way of a cashless exercise for a total of up to 352,273 shares.

On September 8, 2014, the Company entered into a Second Amendment Agreement (the “September Amendment”) with the Lender to extend the maturity of the Firs KF Loan Agreement to January 15, 2016. As consideration for the September Amendment, the Company agreed to extend the expiration date for 2,450,000 warrants previously issued to the Lender under the First KF Loan Agreement and the First Amendment from January 15, 2015 to January 15, 2016, and decrease the exercise price for all warrants previously issued to the Lender from $1.00 per share to $0.50 per share (Note 10).

In addition, the Company issued to the Lender additional warrants for the purchase of up to 2,350,000 shares of the Company’s common stock, with an initial exercise price of $0.50 per share and expiring on January 15, 2019, with cashless exercise rights for up to 1,175,000 shares.

On March 10, 2014, in consideration for the Management Consulting Agreement with the Executive (Note 3), the Company issued non-transferrable share purchase warrants to purchase a total of 10,000,000 shares of the Company’s common stock with an initial exercise price of $1.00 per share. The warrants expire on March 10, 2017. The Executive may choose to exercise the warrants for up to 5,000,000 shares of common stock by way of a cashless exercise.

On September 3, 2014, pursuant to the Consulting Agreement with an unrelated party for investor relations services the Company issued non-transferrable warrants to purchase up to 250,000 shares of its common stock at an exercise price of $0.50 per share, expiring on August 1, 2018. The warrants are subject to earlier termination in the event that the Consulting Agreement is terminated prior to September 3, 2015.

Details of warrants outstanding as at September 30, 2014 are as follows:

Exercise price	Expiry date	Number of warrants outstanding
$0.50	January 15, 2016	2,450,000
$1.00	March 10, 2017	10,000,000
$0.50	January 15, 2018	4,454,546
$0.50	August 1, 2018	250,000
$0.50	January 15, 2019	2,350,000
$0.50	September 1, 2019	9,600,000
		29,104,546

At September 30, 2014, the weighted-average exercise price and remaining contractual life of the outstanding share purchase warrants were $0.67 and 3.46 years, respectively.

Options

Effective September 8, 2014, the Company adopted the 2014 Stock Option Plan (the "2014 Plan"). The 2014 Plan allows the Company to grant awards to its officers, directors and employees.  In addition, the Company may grant awards to individuals who act as consultants to the Company, so long as those consultants do not provide services connected to the offer or sale of the Company’s securities in capital raising transactions and do not directly or indirectly promote or maintain a market for the Company’s securities.

The Company reserved the total of 13,200,000 shares of its common stock for issuance under the 2014 Plan. However, under the terms of the 2014 Plan, at any time after January 1, 2015, the Company can increase the number of authorized shares available under the 2014 Plan up to 15% of the total number of shares of common stock then outstanding.

On September 8, 2014, the Company granted options to acquire up to 2,500,000 shares of the Company’s common stock to a Director (the “Options”). These Options were issued under the 2014 Plan.  The Options vest at a rate of 500,000 shares per year, beginning September 1, 2014 and have initial exercise price of $0.50 per share. The Options will expire 5 years after the vesting date thereof (Note 2). During the nine months ended September 30, 2014, the Company expensed stock based compensation of $253,163.

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

OVERVIEW

We were incorporated under the laws of the State of Delaware on March 2, 2000, under the original name 411 Place.com Inc.  On February 28, 2001, we changed our name to Artescope, Inc., on July 29, 2002, we changed our name to GlobeTrac Inc., on July 11, 2012, we changed our name to Poly Shield Technologies Inc. and on August 25, 2014, we changed our name to Triton Emission Solutions Inc.

Recent Corporate Developments

The following corporate developments occurred during the quarter ended September 30, 2014, and up to the date of the filing of this report:

Patent Application

On July 21, 2014, we announced the filing of a new patent application. The new application covers the process of using our DSOX-20 System in combination with an exhaust gas scrubber.

Second KF Business Ventures Loan Agreement

On July 28, 2014, we entered into a loan agreement (the “Second KF Loan Agreement”) with KF Business Ventures LP (the “Lender”) for an additional $2,400,000, to be advanced in eight equal installments of $300,000 each on the first day of each consecutive calendar month, with the first installment being September 1, 2014. Advance of the loan was conditional upon (1) our agreeing to amend the terms of the First KF Loan Agreement (see “Second Amendment to First KF Loan Agreement”); (2) our issuing to the Lender additional non-transferrable share purchase warrants for a total of 9,600,000 shares of our common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019, with cashless exercise rights for up to 4,800,000 shares; and (3) our agreeing with Lender on a monthly operating budget for our Company.

The Second KF Loan Agreement accumulates interest at a rate of 10% per annum, compounded monthly and will become payable in full on January 15, 2016. We may extend the maturity date of the loan to January 15, 2017 by issuing to the Lender additional share purchase warrants equal to one-half of the outstanding principal and unpaid interest at January 15, 2016, with an initial exercise price of $0.50 per share and expiring on September 1, 2021.

In addition, we agreed to appoint Robert C. Kopple, the principal of the Lender, as Chairman of our Board of Directors (see "Change in Executive Officers and Directors”).

Additional details of the Second KF Loan Agreement are provided in our Current Report on Form 8-K, filed on August 1, 2014.

Name Change

Effective August 25, 2014, we changed our name to “Triton Emission Solutions Inc.” (the “Name Change”). The Name Change was approved by our Board of Directors on June 26, 2014, and by shareholders owning approximately 57.6% of our outstanding common stock on July 1, 2014. As a result of the Name Change, our stock symbol was changed to DSOX effective on the open of business on August 25, 2014.

Consulting Agreement

On September 3, 2014, we entered into a Consulting Agreement (the “Consulting Agreement”) with Robert Lipp. Under the terms of the Consulting Agreement, Mr. Lipp has agreed to provide us with investor relations services for a term of one year, expiring on September 3, 2015.

In consideration for Mr. Lipp’s services, we issued to Mr. Lipp 100,000 shares of our common stock with a fair value of $0.47 per share for a total of $47,000, and non-transferrable warrants to purchase up to 250,000 shares of our common stock at an exercise price of $0.50 per share, expiring on August 1, 2018, subject to earlier termination in the event that Mr. Lipp ceases to act as a consultant prior to September 3, 2015.

Adoption of 2014 Stock Option Plan

On September 8, 2014, our Board of Directors adopted our 2014 Stock Option Plan (the "2014 Plan"). The purpose of the 2014 Plan is to enhance the long-term stockholder value of our Company by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in the service of the Company.

We reserved 13,200,000 shares of our common stock for issuance under the 2014 Plan. However, under the terms of the 2014 Plan, at any time after January 1, 2015, our Board of Directors can increase the authorized number of shares available under the 2014 Plan, provided that the total number of shares issuable under the 2014 Plan cannot exceed 15% of the total number of shares of common stock then outstanding.

Additional details of the 2014 Plan are provided in our Current Report on Form 8-K filed on September 12, 2014.

Change in Executive Officers and Directors

On September 8, 2014, we appointed Robert C. Kopple as our director and Chairman of the Board.

Mr. Kopple is the principal of KF Business Ventures LP (the “Lender”) and was appointed as a director and Chairman as contemplated under the terms of the Second KF Loan Agreement. Upon his appointment, we issued to Mr. Kopple options to purchase up to 2,500,000 shares of our common stock under the 2014 Plan (the “Kopple Options”).  The Kopple Options vest at a rate of 500,000 shares per year, beginning September 1, 2014, provided that any unvested options will immediately vest and become exercisable upon Mr. Kopple’s death, incapacity, resignation  or failure to serve as a director and Chairman of the Board of Directors other than as a result of a removal for cause or a failure to be re-elected resulting from Mr. Kopple’s refusal to stand for re-election or if Mr. Kopple or his affiliates fail to vote their respective shares in favor of Mr. Kopple’s re-election or re-appointment.  The initial exercise price of the Kopple Options is $0.50 per share, but is subject to adjustment in the event that we subsequently issue any shares of our common stock or any options, warrants, convertible instruments or similar instruments at a purchase, exercise or conversion price less than $0.50 per share.  The Kopple Options will expire 5 years after the vesting date thereof.

Second Amendment to First KF Loan Agreement

On September 8, 2014, we entered into an agreement (the “Second Amendment Agreement”) with the “Lender” to amend the terms of the $2,000,000 loan agreement between us and the Lender dated as of January 15, 2014 and previously amended on March 10, 2014 (as previously amended, the “First KF Loan Agreement”).

The Second Amendment Agreement was a condition precedent to the advance of funds under the Second KF Loan Agreement. The Second Amendment Agreement extends the maturity date for the outstanding amounts payable under the First KF Loan Agreement to January 15, 2016, and replaces 18 equal payments of principle and accrued interest contemplated under the First KF Loan Agreement, as amended on March 10, 2014, with a one time payment of the full balance and accrued interest.  As consideration for this extension, we agreed to (1) extend the expiry date for 2,450,000 of the warrants previously issued to the Lender under the First KF Loan Agreement from January 15, 2015 to January 15, 2016; (2) amend the exercise price for all 6,904,546 warrants previously issued to the Lender under the First KF Loan Agreement from $1.00 per share to $0.50 per share; and (3) issue to the Lender additional warrants for the purchase of up to 2,350,000 shares of our common stock at an initial exercise price of $0.50 per share and expiring on January 15, 2019, with cashless exercise rights for up to 1,175,000 shares.

Additional details of the First KF Loan Agreement and its amendments are provided in our Current Reports on Forms 8-K, filed on September 12, 2014, August 1, 2014, March 12, 2014, and on February 18, 2014.

Repayment of Acamar Loan

On September 18, 2014, we reached an agreement with Acamar Investments, Inc. (the “Acamar”) to settle the amounts owing under our loan agreement with Acamar dated for reference April 19, 2012 and amended on November 16, 2012 (as amended, the “Acamar Loan”). Pursuant to the Release and Satisfaction Agreement (the “Release and Satisfaction”), Acamar agreed to accept $300,000 payment (the “Cash Consideration”) as satisfaction in full of the $538,321 due and payable under the Acamar Loan at the time of the signing of the Release and Satisfaction.

We paid the Cash Consideration on September 19, 2014, when KF Business Ventures agreed to accelerate the payment of the second advance under the Second KF Loan Agreement originally scheduled for October 1, 2014.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Percentage Change
	2014	2013
Survey revenue	$-	$60,000	n/a
Royalty revenue	2,683	273,655	(99.0)%
Total revenues	2,683	333,655	(99.2)%

Amortization	1,312,899	73,450	1687.5%
General and administrative	734,877	458,183	60.4%
Royalty fee	-	25,000	n/a
Operating expenses	2,047,776	556,633	267.9%
Loss before interest expense	(2,045,093)	(222,978)	817.2%
Accretion expense	(191,692)	-	n/a
Forgiveness of debt	238,321	-	n/a
Interest	(104,444)	(51,524)	102.7%
Stock-based compensation	(253,163)	-	n/a
Net loss	$(2,356,071)	$(274,502)	758.3%

	Nine Months Ended September 30,		Percentage Change
	2014	2013
Survey revenue	$15,000	$60,000	(75.0)%
Royalty revenue	16,493	287,631	(94.3)%
Total revenues	31,493	347,631	(90.9)%

Amortization	2,847,448	219,409	1197.8%
General and administrative	2,210,795	948,784	133.0%
Royalty fee	(170,833)	75,000	(327.8)%
Operating expenses	4,887,410	1,243,193	293.1%
Loss before interest expense	(4,855,917)	(895,562)	442.2%
Accretion expense	(328,005)	-	n/a
Forgiveness of debt	238,321	-	n/a
Impairment of loan	(150,000)	-	n/a
Interest	(259,504)	(141,852)	82.9%
Non-cash consulting fees	(9,677,730)	-	n/a
Stock-based compensation	(253,163)	-	n/a
Net loss	$(15,285,998)	$(1,037,414)	1373.5%

Revenues

During the three months ended September 30, 2014, our revenue consisted solely from the royalties paid to us by WebTech Wireless (“WebTech”) pursuant to our agreement with WebTech, which is scheduled to terminate on October 31, 2015. During the nine months ended September 30, 2014, our revenue decreased by $316,138 from $347,631 for the nine months ended September 30, 2013, to $31,493 for the nine months ended September 30, 2014. The significant decrease in revenue was a result of a $270,502 payment made to us by WebTech during the period ended September 30, 2013 following a discovery of discrepancy in calculation of royalty.

We did not earn any surveying revenue during the three month period ended September 30, 2014.  Revenue from ship surveys during the nine month period ended September 30, 2014 decreased by $45,000 compared to the nine months period ended September 30, 2013.  This decrease was due to the fact that we have conducted less ship surveys during 2014.  Survey revenue represents amounts earned for services provided for conducting surveys on ships for the potential installation of our emission abatement technologies.

Operating Expenses

During the three months ended September 30, 2014, our operating expenses increased by $1,491,143 or 267.9% from $556,633 for the three months ended September 30, 2013, to $2,047,776 for the three months ended September 30, 2014.  During the nine months ended September 30, 2014, our operating expenses increased by $3,644,217 or 293.1% from $1,243,193 for the nine months ended September 30, 2013, to $4,887,410 for the nine months ended September 30, 2014.

The increases in our operating expenses for the three and nine month periods ended September 30, 2014, as compared to our operating expenses for the same period in 2013 relate primarily to the continuous development of our business infrastructure to support our day-to-day operations and development and marketing of the DSOX Systems. The most significant year-to-date changes were as follows:

•

Our amortization expense for the nine months ended September 30, 2014, increased by 1197.8% or $2,628,039 relative to the nine months period ended September 30, 2013. The increase resulted from amortization of the technology rights that we acquired from our Chief Executive Officer and President, Rasmus Norling, on March 10, 2014. The technology rights acquired from Mr. Norling were valued at $52,380,000 and are amortized over ten year useful life on a straight line basis.

•

Due to our increased business activity, we felt it was necessary to acquire director’s and officer’s liability insurance, which resulted in an additional cost to our operations of $77,372, which we incurred during the nine months period ended September 30, 2014. In order to comply with our agreements for the installation and servicing of the DSOX Systems we also acquired Marine and Workers Compensation insurance, which resulted in extra costs of $22,201 during the same period.

•

During the nine months ended September 30, 2014, our travel and entertainment, advertising and marketing expenses increased by $29,387, $295,838, and $122,675, respectively, relative to the same period in fiscal 2013. The increases were associated with the need to bring awareness about our new emission abatement technologies to the general public and prospective investors. To support our marketing efforts we saw it necessary to overhaul our corporate web site, which resulted in an increase to our web design and maintenance costs of $50,848, as compared to the nine months period ended September 30, 2013.

•

During the nine months ended September 30, 2014, our administrative, consulting and management fees increased by $85,100, $394,193 and $ 296,000, respectively. These increases were partially associated with the increased work load that we experienced due to the change in our business model and the need to restructure certain operations. Changes to our management fees also include the effects of terminating the Norling Employment Agreement and instead entering into a Management Consulting Agreement with Mr. Norling, which paid Mr. Norling a management fee of $22,500 per month. Changes to our consulting fees included a severance payment of $252,000, which we made to Brad Eckenweiler upon his resignation as our Chief Executive Officer and director on May 16, 2014.

•

Advancement of our projects and general increase in operations resulted in increase to our professional fees of $104,216, which grew from $102,431 incurred during the nine months ended September 30, 2013 to $206,647 incurred during the nine months ended September 30, 2014.

•

In July of 2013 we entered into two separate operating lease agreements for an additional office as well as warehouse and testing facility in Fort Lauderdale, Florida. These leases were terminated on July 31, 2014 and replaced with a new lease agreement for the office space in San Juan, Puerto Rico. In connection with these lease agreements we paid $45,507 in rent fees during the nine months ended September 30, 2014, compared to $11,230 we paid during the nine months ended September 30, 2013.

•

The above increases in operating expenses were partially offset by a decrease in salary and wage expenses, as during the nine months ended September 30, 2014, we incurred $31,644 in salary and wage expenses as opposed to $207,793 in salary and wage expenses incurred during the nine months ended September 30, 2013. Salaries and expenses for the nine months ended September 30, 2013 included $180,000 plus applicable employment taxes paid as a signing bonus in connection with the Norling Employment Agreement, which became effective on February 6, 2013. Under the terms of the Norling Employment Agreement, Mr. Norling was paid a salary of $15,000 per month (plus applicable employment taxes) for a period of two months, and until the Norling Employment Agreement was terminated on March 10, 2014. Beginning March 10, 2014, Mr. Norling acted under the terms of a Management Consulting Agreement, and received $22,500 per month which was recorded as part of management fees. As of October 1, 2014, we began treating Mr. Norling as an employee rather than an independent consultant.  Mr. Norling is employed on substantially the same terms as set out in his Management Consulting Agreement, including his gross salary of $22,500 per month.

•

During the nine months period ended September 30, 2014, we entered into negotiations with the licensors under our Teak Shield License Agreement dated March 12, 2012 (the “Teak Shield License”) to amend the terms of the Teak Shield License. These negotiations were concluded on June 24, 2014, when we signed a Restated and Amended License Agreement. As a result of these negotiations we were released from any and all obligations pursuant to the original Teak Shield License, which resulted in reversal of the accrued royalty fees payable of $170,833.

Other Items

During the three months ended September 30, 2014, we recorded a $191,692 accretion expense that resulted from the difference between the stated interest rate and the implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First and Second KF Loan Agreements. Our net loss was further increased by $253,163 in stock-based compensation we recorded on issuance of options to acquire up to 2,500,000 shares of our common stock to Robert C. Kopple, when we appointed Mr. Kopple our director and Chairman.

Our interest expense increased by $52,920, or 102.7% from $ 51,524 for the three months ended September 30, 2013, to $104,444 for the three months ended September 30, 2014. This increase resulted from the additional debt load associated with our current business activities.

During the nine months ended September 30, 2014, we recorded $328,005 accretion expense that resulted from the difference between stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First and Second KF Loan Agreements. During the same period, we recorded $9,677,730 in non-cash consulting fees associated with the fair value of the warrants to acquire up to 10,000,000 shares of our common stock that we issued to Mr. Norling as part of his Management Consulting Agreement with us. We also recorded $253,163 in stock-based compensation on issuance of options to acquire up to 2,500,000 shares of our common stock to Mr. Kopple, when we appointed Mr. Kopple our director and Chairman.

Our interest expense increased by $117,652, or 82.9% from $141,852 for the nine months ended September 30, 2013, to $259,504 for the nine months ended September 30, 2014.This increase resulted from the additional debt load associated with our current business activities. In addition, we recorded a $150,000 impairment charge on the loans to our former subsidiary, New World Technologies Group, Inc.

The above expenses were offset by forgiveness of debt of $238,321, which we recorded when we settled $538,321 due and payable to Acamar for a one-time payment of $300,000.

Our business efforts with respect to our emission abatement technologies are currently in the development stage, and thus, as we pursue the development of our new business, we expect our operating expenses to further increase during the fiscal 2014 as compared to the prior year’s results.  In addition, because we lack an extensive operating history with our emission abatement business, it may be difficult for us to predict future operating expenses and capital requirements related to this business and our historical results are not expected to be reflective of future expenses and capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	September 30, 2014	December 31, 2013	Percentage Change
Current assets	$3,465,826	$448,188	673.3%
Current liabilities	$(3,066,386)	$(2,583,245)	18.7%
Working capital/(deficit)	$399,440	$(2,135,057)	118.7%

As of September 30, 2014, we had a cash balance of $707,211, a working capital of $399,440 and cash flows used in operations of $1,715,061 for the nine months then ended. During the nine months ended September 30, 2014, we funded our operations with $2,648,286 in loans and advances received during this period, $975,000 we received as deposit for the sale of a DSOX System pursuant to our Purchase and Services Agreement with DCL and, to a minor extent, with the cash we received from royalties and ship survey fees.

Cash Flows

	Nine Months Ended September 30,
	2014	2013
Cash flows (used in) provided by operating activities	$(1,715,061)	$204,673
Cash flows provided by financing activities	2,244,286	160,104
Cash flows used in investing activities	-	(14,711)
Net increase in cash during the period	$529,225	$350,066

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2014, was $1,715,061. This cash was primarily used to cover our cash operating expenses of $2,222,915 and increase our work in progress by $889,903, which was associated with payments we made to our contractors for the manufacturing of the first DSOX System as well as to acquire necessary parts and equipment. In addition we used $13,503 to reduce the amounts due to related parties and $157,931 to reduce our accrued liabilities, which were in part associated with the reversal of royalty fees payable for the Teak Shield License. These uses of cash were offset by $975,000 we received as a deposit under the Purchase and Services Agreement with DCL. The uses of cash were further offset by  decreases in prepaid expenses of $198,844, increases in our accounts payable of $135,480 and increases in interest accrued on the notes and advances payable of $259,504.

Net cash provided by operating activities during the nine months ended September 30, 2013, was $204,673. This cash was used to cover our cash operating expenses of $777,646, increase our accounts receivable and prepaids by $287,902 and $93,226, respectively, and decrease the amounts due to related parties by $227,147. These uses of cash were offset by  deposits for  an aggregate of $1,100,000 paid for the installation of our DSOX systems, and $150,000 received by our former subsidiary, New World Technologies Inc., as advance for installation of the purification and energy recovery systems. The uses of cash were further offset by a decrease in advances receivable of $80,000, increases in accounts payable and accrued liabilities of $39,887 and $79,472, respectively, and increases in interest accrued on the notes and advances payable of $141,235.

Non-cash transactions

During the nine months ended September 30, 2014, our net loss was affected by the following items that did not have any impact on cash used in operations:

•

$328,005 accretion expense that resulted from the difference between stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First and Second KF Loan Agreements;

•

 $2,847,448 in amortization expense we recorded on our intangible assets as well as testing and laboratory equipment;

•

$9,677,730 in non-cash consulting fees associated with the fair value of the warrants to purchase up to 10,000,000 shares of our common stock we issued to Mr. Norling as part of his Management Consulting Agreement with us;

•

$164,341 in stock-based compensation for investor relation services pursuant to the Consulting Agreement we entered into on September 3, 2014 with Robert Lipp, which comprised of $47,000 being a market value of 100,000 shares of our common stock and $117,341 being a fair market value of warrants to purchase up to 250,000 shares of our common stock;

•

$46,410 in compensation for web design services being fair value of 51,000 shares of our common stock;

•

$253,163 in stock-based compensation associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock we issued to Mr. Kopple as compensation for his appointment as our Director and Chairman.

•

These non-cash expenses were offset by $238,321 gain we recorded as forgiveness of debt when we reached an agreement with Acamar Investments, Inc. to release us of our obligations under the Acamar Loan for a one-time payment of $300,000, which we made on September 19, 2014.

During the nine months ended September 30, 2013 we recorded a non-cash item of $219,409 for amortization of equipment and the Teak Shield License; and $46,500 for web site design services.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2014, we received $2,000,000 from KF Business Ventures LP pursuant to our First KF Loan Agreement and $600,000 pursuant to our Second KF Loan Agreement. In addition, we received an advance for the total of CAD$50,000 ($48,286) from an unrelated party. These financing activities were reduced by $404,000 we paid under the Acamar Loan.

During the nine months ended September 30, 2013, we received $272,835 in loans from unrelated parties, repaid $90,000 in interest accrued under Acamar Loan Agreement, and repaid $22,731 in other loans to former related parties.

Going Concern

The notes to our interim consolidated financial statements at September 30, 2014, disclose our uncertain ability to continue as a going concern. We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to qualified customers in Europe. This royalty agreement ends on October 31, 2015, which will end the revenue from this source. Our Teak Shield contract has not generated any revenue. Our emission abatement technologies have begun generating revenue only recently.  To date revenue related to these technologies has been limited to conducting surveys on ships for the potential installation of our emission abatement systems.

We have accumulated a deficit of $19,773,414 since inception and increased sales will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking contracts for our emission abatement technologies. As of the date of this Quarterly Report we signed contracts to install five DSOX Fuel Purification Systems.  The agreements provide for the potential installation of up to 57 additional DSOX System. Despite our current contracts we cannot provide assurance that we will be successful in generating additional sales. In addition, the installation of our first DSOX System in Mobile, Alabama for LMS Ship Management Inc. (“LMS”) is currently ongoing and we have yet to record revenue from this installation; we also have no assurance that we will be able to record revenues from subsequent installation in the future.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Revenue from the installation and servicing of the Fuel Purification Systems

Revenue is recognized when pervasive evidence of an agreement exists, when delivery of the product has occurred or services have been provided, when title transferred to the customer, and when collectability is reasonably assured.

Accounts Receivable

Receivables represent valid claims against debtors for services and royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At September 30, 2014, and December 31, 2013, our allowance for doubtful accounts was $0.

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

At September 30, 2014, we had $707,211 in cash on deposit with a large chartered Canadian bank and a large US bank; $457,766 of this cash was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable are not collateralized and consist of royalties and survey income.  We continually monitor the financial condition of our customers to reduce the risk of loss. We routinely assess the financial strength of our sources of revenue and as a consequence, concentration of credit risk is limited. At September 30, 2014, we had $3,391 in accounts receivable outstanding.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2014. Based on the evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we have entered into sales contracts with LMS Ship Management Inc. (“LMS”), Prestige Cruise Holdings Inc. (“Prestige”) and Magical Cruise Company, Limited (“DCL”) for the installation of our DSOX Systems, we have not yet completed the installation of any systems and have not yet recorded revenue from the sale of these products.  In June 2014, we commenced installation of our first DSOX System at LMS’ on-shore facilities located in Mobile, Alabama, which is currently ongoing. In September 2014, we announced that we had shipped the primary components of a DSOX system for DCL, the installation of which is currently ongoing.  We have not yet completed the delivery or installation of any DSOX Systems to Prestige.  Once installed, there is no assurance that the emission abatement systems installed by us will obtain certification under current MEPC standards.

Flag Ship Approval under Regulation 4 of Marpol Annex VI is made on a ship by ship basis.

The approval of the emission abatement technologies is made on a ship by ship basis and it is very difficult to receive a Type Approval for the system prior to installation. While our Exhaust Scrubber is the only scrubber to have received Type Approval for large gas turbine engines, we cannot guarantee that it will receive Type Approval on future installations.  Failure to receive Type Approval on future installations could have a significant material impact on the financial results of our Company.

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

At the moment, none of our main competitors for the DSOX System have received a full Type Approval (EPA, USCG, MEPC) for operation on commercial vessels. The emission abatement systems used by these competitors are limited to exhaust scrubbers operating with caustic soda or in an open loop, which increases operating costs and risks due to the nature and sensitivity of the chemicals. However, should these companies get the full Type Approval or develop and introduce more enhanced technologies, we could face a decline in the market share for our DSOX Systems.

General Risk Factors

We have a lack of operating history in the emission abatement industry and there is no assurance that our business efforts in this industry will be successful.

Although our Board of Directors and Executive Officers have extensive business experience, aside from our President, CEO and CTO and our VP of Engineering, they do not have experience in the emission abatement industry. Some of our competitors may have greater experience and/or greater financial resources than we do at this time. We intend to hire experienced sales and consulting teams to market our products. However, since we have no history of earning revenue in these business lines, there is no assurance that our business efforts in these industries will prove successful.

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

Our President the Chief Executive and Chief Technology Officer is the beneficial owner of approximately 55.8% of our common stock and will be able to exert considerable influence over our actions.

Mr. Rasmus Norling beneficially owns approximately 55.8% of the outstanding shares of our common stock. As the President, Chief Executive and Chief Technical Officer and a significant stockholder, he has the power to exert considerable influence over our actions and the outcome of matters on which our stockholders are entitled to vote including the election of directors and other significant corporate actions. The interests of Mr. Norling may be different from the interests of our shareholders.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 10, 2014, we issued non-transferrable share purchase warrants for an aggregate of 10,000,000 shares of our common stock for an initial exercise price of $1.00 per share for a period of three years to our President and Chief Technical Officer, Rasmus Norling.   These warrants were issued pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), on the basis that Mr. Norling is a director and executive officer of the Company.  Additional details regarding the issuance of these warrants are provided under Item 2. of Part I of this Quarterly Report on Form 10-Q.

Between January 15, 2014 and March 10, 2014, we issued non-transferrable share purchase warrants for an aggregate of 6,904,546 shares of our common stock with an initial exercise price of $1.00 per share to KF Business Ventures, LP. These warrants were issued pursuant to the exemptions from registration provided by Rule 506 of Regulation D of the Securities Act on the basis of representations provided by KF Business Ventures that it is an “accredited investor” as defined in Rule 501 of Regulation D. Additional details regarding the issuance of these warrants are provided under Item 2 of Part I of this Quarterly Report on Form 10-Q. On September 8, 2014, we amended the exercise price for the above mentioned 6,904,546 warrants from $1.00 per share to $0.50 per share.

On July 28, 2014, we agreed to issue non-transferrable share purchase warrants for an aggregate of 11,950,000 shares of the Company’s common stock with an initial exercise price of $0.50 per share to KF Business Ventures, LP. The offer and sale of these warrants to the Lender was made pursuant to the exemptions from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D on the basis of representations provided by the Lender that it is an “accredited investor” as defined in Regulation D.

On September 3, 2014, we issued to Robert Lipp 100,000 shares of our common stock and non-transferrable warrants to purchase up to 250,000 shares of our common stock in consideration for Mr. Lipp’s agreement to provide the Company with investor relations services. The shares and warrants were issued to Mr. Lipp pursuant to the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D on the basis of representations provided by Mr. Lipp that he is an accredited investor, as that term is defined in Regulation D.

On September 9, 2014, we issued to Mr. Kopple options to purchase up to 2,500,000 shares of our common stock under the 2014 Plan (the “Kopple Options”).  The Kopple Options vest at a rate of 500,000 shares per year, beginning September 1, 2014, provided that any unvested options will immediately vest and become exercisable upon Mr. Kopple resigning, death, incapacity or failure to serve as a director and Chairman of the Board other than as a result of a removal for cause or a failure to be re-elected resulting from Mr. Kopple’s refusal to stand for re-election or if Mr. Kopple or his affiliates fail to vote their respective shares in favor of Mr. Kopple’s re-election or re-appointment.  The offer and sale of these options to Mr. Kopple was made pursuant to the exemptions from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D on the basis of representations provided by Mr. Kopple that he is an “accredited investor” as defined in Regulation D.

Other than the sales mentioned above there were no other unregistered sales of securities during the nine months period ended September 30, 2014, that would be required to be disclosed pursuant to Item 701 of Regulation S-K.

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

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.3	Certificate of Amendment to Certificate of Incorporation – Name Change to Poly Shield Technologies Inc.(7)
3.4	Certificate of Amendment to Certificate of Incorporation – Name Change to Triton Emission Solutions Inc.(24).
3.5	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(3)
10.2	Technology License Agreement with Option to Purchase dated March 12, 2012, between the Company, Teak Shield Corp., and Robert and Marion Diefendorf. (4)
10.3	Loan Agreement dated April 19, 2012, between GlobeTrac Inc. and Acamar Investments Inc.(5)
10.4	Acamar Promissory Note dated April 19, 2012, given the Company in favor of Acamar Investments, Inc.(5)

Exhibit Number	Description of Exhibit
10.5	Security Agreement dated April 19, 2012, granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(5)
10.6	Extension letter dated October 17, 2012, from Acamar Investments, Inc. (6)
10.7	Amendment No. 1 to Loan Agreement and Promissory Note dated November 16, 2012, between the Company and Acamar Investments, Inc.(7)
10.8	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012. (8)
10.9	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(9)
10.10	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(9)
10.11	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.12	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(10)
10.13	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(10)
10.14	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS. (10)
10.15	Share Purchase Agreement dated April 8, 2013, between J. Douglas Faulkner and Poly Shield Technologies Inc.(11)
10.16	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(12)
10.17	Purchase and sale Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc. (13)
10.18	Divestiture and Share Purchase Agreement amongst Octavio Viveros, New World Technologies Group, Inc., and Poly Shield Technologies Inc. dated effective as of December 2, 2013. (14)
10.19	Addendum to December 1, 2012 Employment Agreement, dated effective as of December 30, 2013. (15)
10.20	Letter Agreement dated January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (16)
10.21	Loan Agreement dated as of January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (17)
10.22	Addendum No. 2 to December 1, 2012 Employment Agreement, dated effective as of February 28, 2014. (18)
10.23	Technology Transfer Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (19)
10.24	Management Consulting Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (19)
10.25	Amendment No. 1 to Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated effective as of March 10, 2014. (19)
10.26	Purchase and Services Agreement between Magical Cruise Company, Limited and Poly Shield Technologies Inc. dated effective as of April 15, 2014. (20)
10.28	Loan Agreement and Promissory Note dated April 17, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc. (23)
10.29	Loan Agreement and Promissory Note dated May 22, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc. (23)
10.30	Loan Agreement and Promissory Note dated June 30, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc. (23)
10.31	Amended and Restated Technology License Agreement among Poly Shield Technologies Inc., Teak Shield Corp., Marion Diefendorf and the Estate of Robert Diefendorf entered into on June 24, 2014. (23)
10.32	Management Consulting Agreement between Joao da Costa and Poly Shield Technologies Inc. dated effective as of June 25, 2014. (21)
10.33	Management Consulting Agreement between Mitchell Reed Miller and Poly Shield Technologies Inc. dated effective as of June 25, 2014. (21)
10.34	Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated July 28, 2014. (22)

Exhibit Number	Description of Exhibit
10.35	Management Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 3, 2014. (25)
10.36	Amendment No. 2 to that Loan Agreement dated January 15, 2014 between the Company and KF Business Ventures LP dated effective July 29, 2014.(26)
10.37	2014 Stock Option Plan. (26)
10.38	Non-Qualified Stock Option Agreement for Robert C. Kopple. (26)
10.39	Release and Satisfaction dated as of September 18, 2014 between the Company and Acamar Investments, Inc.
14.1	Code of Ethics (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed as an exhibit to our Registration statement on Form SB-2 filed on August 2, 2001.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2003.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on November 14, 2005.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2012.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 25, 2012.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on November 6, 2012.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on December 7, 2012.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2012.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2013.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2013.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 14, 2013
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on July 24, 2013
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on August 22, 2013
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2013.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on January 3, 2014.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2014.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2014.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2014.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2014.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2014.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on July 1, 2014.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on August 1, 2014.
(23)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on August 14, 2014.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on August 27, 2014.
(25)	Filed as an exhibit to our Current Report on Form 8-K filed on September 9, 2014.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on September 12, 2014.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Triton Emission Solutions Inc. has caused this report to be signed on their behalf by the undersigned duly authorized persons.

TRITON EMISSION SOLUTIONS INC.

By:	/s/ Rasmus Norling
Name:	Rasmus Norling
Title:	CEO, President
Dated:	November 14, 2014

By:	/s/ John da Costa
Name:	John da Costa
Title:	CFO
Dated:	November 14, 2014