Form 10-Q/A
period 2014-09-30
Triton Emission Solutions Inc.
filed 2014-11-18
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

AMENDMENT #1

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”), amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, originally filed on November 14, 2014 (the “Original Filing”).  The sole purpose of the Amendment is to re-submit Exhibits 101 to the Original Filing which contains the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in the Original Filing.  Except as described above, no other changes have been made to the Original Filing.

ITEM 6.  EXHIBITS.

All Exhibits required to be filed with this Quarterly Report on Form 10-Q are included in this Quarterly Report or incorporated by reference to our previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-33309 and 333-66590.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.3	Certificate of Amendment to Certificate of Incorporation – Name Change to Poly Shield Technologies Inc.(7)
3.4	Certificate of Amendment to Certificate of Incorporation – Name Change to Triton Emission Solutions Inc.(24).
3.5	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(3)
10.2	Technology License Agreement with Option to Purchase dated March 12, 2012, between the Company, Teak Shield Corp., and Robert and Marion Diefendorf. (4)
10.3	Loan Agreement dated April 19, 2012, between GlobeTrac Inc. and Acamar Investments Inc.(5)
10.4	Acamar Promissory Note dated April 19, 2012, given the Company in favor of Acamar Investments, Inc.(5)
10.5	Security Agreement dated April 19, 2012, granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(5)
10.6	Extension letter dated October 17, 2012, from Acamar Investments, Inc. (6)
10.7	Amendment No. 1 to Loan Agreement and Promissory Note dated November 16, 2012, between the Company and Acamar Investments, Inc.(7)
10.8	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012. (8)
10.9	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(9)
10.10	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(9)
10.11	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.12	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(10)
10.13	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(10)
10.14	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS. (10)
10.15	Share Purchase Agreement dated April 8, 2013, between J. Douglas Faulkner and Poly Shield Technologies Inc.(11)
10.16	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(12)
10.17	Purchase and sale Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc. (13)
10.18	Divestiture and Share Purchase Agreement amongst Octavio Viveros, New World Technologies Group, Inc., and Poly Shield Technologies Inc. dated effective as of December 2, 2013. (14)
10.19	Addendum to December 1, 2012 Employment Agreement, dated effective as of December 30, 2013. (15)
10.20	Letter Agreement dated January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (16)
10.21	Loan Agreement dated as of January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (17)
10.22	Addendum No. 2 to December 1, 2012 Employment Agreement, dated effective as of February 28, 2014. (18)
10.23	Technology Transfer Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (19)
10.24	Management Consulting Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (19)

Exhibit Number	Description of Exhibit
10.25	Amendment No. 1 to Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated effective as of March 10, 2014. (19)
10.26	Purchase and Services Agreement between Magical Cruise Company, Limited and Poly Shield Technologies Inc. dated effective as of April 15, 2014. (20)
10.28	Loan Agreement and Promissory Note dated April 17, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc. (23)
10.29	Loan Agreement and Promissory Note dated May 22, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc. (23)
10.30	Loan Agreement and Promissory Note dated June 30, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc. (23)
10.31	Amended and Restated Technology License Agreement among Poly Shield Technologies Inc., Teak Shield Corp., Marion Diefendorf and the Estate of Robert Diefendorf entered into on June 24, 2014. (23)
10.32	Management Consulting Agreement between Joao da Costa and Poly Shield Technologies Inc. dated effective as of June 25, 2014. (21)
10.33	Management Consulting Agreement between Mitchell Reed Miller and Poly Shield Technologies Inc. dated effective as of June 25, 2014. (21)
10.34	Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated July 28, 2014. (22)
10.35	Management Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 3, 2014. (25)
10.36	Amendment No. 2 to that Loan Agreement dated January 15, 2014 between the Company and KF Business Ventures LP dated effective July 29, 2014.(26)
10.37	2014 Stock Option Plan. (26)
10.38	Non-Qualified Stock Option Agreement for Robert C. Kopple. (26)
10.39	Release and Satisfaction dated as of September 18, 2014 between the Company and Acamar Investments, Inc. (27)
14.1	Code of Ethics (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed as an exhibit to our Registration statement on Form SB-2 filed on August 2, 2001.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2003.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on November 14, 2005.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2012.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 25, 2012.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on November 6, 2012.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on December 7, 2012.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2012.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2013.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2013.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 14, 2013
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on July 24, 2013
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on August 22, 2013
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2013.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on January 3, 2014.

(16)	Filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2014.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2014.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2014.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2014.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2014.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on July 1, 2014.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on August 1, 2014.
(23)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on August 14, 2014.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on August 27, 2014.
(25)	Filed as an exhibit to our Current Report on Form 8-K filed on September 9, 2014.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on September 12, 2014.
(27)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 14, 2014.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Triton Emission Solutions Inc. has caused this report to be signed on their behalf by the undersigned duly authorized persons.

TRITON EMISSION SOLUTIONS INC.

By:	/s/ Rasmus Norling
Name:	Rasmus Norling
Title:	CEO, President
Dated:	November 18, 2014

By:	/s/ John da Costa
Name:	John da Costa
Title:	CFO
Dated:	November 18, 2014