Form 10-K
period 2014-12-31
Triton Emission Solutions Inc.
filed 2015-04-15
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-33309

TRITON EMISSION SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0953557 (I.R.S. Employer Identification No.)

151 San Francisco St., Suite 201 San Juan, Puerto Rico (Address of principal executive offices)	00901 (Zip Code)

Registrant’s telephone number, including area code: 1-800-648-4287

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [X] No

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

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $32,156,631 based on the average of the bid and ask price on June 30, 2014.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 10, 2015
common stock - $0.001 par value	88,095,005

i

PART I

FORWARD LOOKING STATEMENTS

Unless the context otherwise requires, all references in this report to “Triton,” “the Company,” “we,” “us,” or “our” are to Triton Emission Solutions Inc., collectively with its subsidiaries Ecolutions, Inc., Poly Shield Technologies (BVI) Ltd., Poly Shield Technologies (UK) Limited, and Triton Emission Solutions International AB.

The information in this Annual Report contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding Triton’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Triton files with the Securities and Exchange Commission.

The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2014, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of the filing of this Form 10-K and Triton disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Triton may, from time to time, make oral forward-looking statements. Triton strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Triton’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Triton to materially differ from those in the oral forward-looking statements. Triton disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS.

GENERAL

We were incorporated under the laws of the State of Delaware on March 2, 2000, under the original name 411 Place.com Inc.  On February 28, 2001, we changed our name to Artescope, Inc., on July 29, 2002, we changed our name to GlobeTrac Inc., on July 11, 2012, we changed our name to Poly Shield Technologies Inc. and on August 25, 2014, we changed our name to Triton Emission Solutions Inc.

On July 11, 2012, we effected a consolidation of our issued and outstanding common stock on a one-for-three basis (the “Reverse Split”), without decreasing our authorized capital. Upon completion of the Reverse Split,  we had an authorized capital of 205,000,000 shares, par value of $0.001 per share, consisting of 200,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock with 33,394,441 shares of common stock issued and outstanding. Neither Triton nor any of our subsidiaries, Ecolutions, Inc., Poly Shield Technologies (BVI) Ltd., Poly Shield Technologies (UK) Limited, and Triton Emission Solutions International AB., have been involved in any bankruptcy, receivership or similar proceedings. Except as described above, there have been no material reclassifications, mergers, consolidations, purchases or sales of a significant amount of assets not in the ordinary course of our business during the past three fiscal years.

BUSINESS OF TRITON EMISSION SOLUTIONS

We are in the business of developing and marketing emission abatement technologies for the marine industry worldwide.

A market for emission abatement technologies in the marine industry has emerged due to the introduction of more stringent regulations proposed by International Maritime Organization (“IMO”) in 2008, which came in force on July 1, 2010. These regulations govern sulfur and nitrogen emission levels in Emissions Control Areas (“ECA”). Currently there are two ECA’s in effect: a European ECA and a North-American ECA; and as of January 1, 2015, the sulfur emission limits for ships operating in both ECA’s were lowered to 0.1% by mass, as compared to 1.0% by mass limit, which was in effect prior to that date.

In order to meet these regulations, the vessels operating in the ECA zones can use any one of three different compliance options:

•

Switch to low-sulfur fuels;

•

Convert engines to run on cleaner liquefied natural gas (LNG); or

•

Install an exhaust gas scrubber or fuel purification system directly on a ship to decrease amount of sulfur in the regular heavy fuels.

All three of these options currently have their own significant disadvantages. First, current low-sulfur fuels are significantly more expensive than standard fuels, resulting in significantly higher operational costs. Second, most ships and ship engines are not currently equipped for LNG, requiring high capital costs to retrofit current ships and engines to use LNG.  Finally, the majority of existing exhaust scrubbers are cost-ineffective due to the amount of space they require.  In addition, the size and added weight of existing scrubbers can affect the stability of a ship. Also, existing exhaust scrubbers use caustic soda (NaOH) to control pH and neutralize sulphur oxide, which adds significant cost.

Our DSOX Fuel Purification Systems provide a low-cost alternative to using high cost, low-sulfur fuels by allowing ship operators to clean the sulphur content from standard fuels.  The DSOX Systems also incorporates our Bio-Scrubber technology, removing alkali metals from existing fuels, decreasing maintenance costs and increasing the useful life of existing engines.

Products and Technologies

DSOX Pre-Combustion Fuel Purification Systems Overview

Currently our main efforts are directed towards research, development and marketing of our DSOX-20 Pre-Combustion Fuel Purification System (the “DSOX-20”, or “DSOX-20 System”), which superseded our previous DSOX-15 model, to various divisions of the marine industry, including, but not limited, to cruise, cargo and tanker ships. The purpose and goal of the DSOX-20 is to decrease the amount of sulfur in the fuel used by a ship prior to entering the internal combustion chambers.

Our DSOX-20 System is a patent pending pre-combustion de-sulfurization technology which was designed to remove alkali metals, such as sulfur and sodium, from heavy marine fuel. The DSOX-20 is based on our patent pending Bio Scrubber platform, integrating it with additional new proprietary technologies that we acquired from Mr. Norling in March 2014. These additional technologies react with and release the sulfur in the heavy marine fuel, allowing for an even cleaner by-product.

DSOX-20 can be installed on a ship without disruption to the ship’s operations as a completely independent fuel treatment system with its own fuel oil separators and fuel quality monitoring system.

In addition to developing and marketing the DSOX-20 for installation directly on marine vessels, we are also developing and working on installation of an onshore DSOX Fuel Purification System for LMS Ship Management Inc. in Mobile, Alabama. Once completed, this facility will be capable of supplying multiple ships and/or fuel barges from a single shore side location.

Bio Scrubber Overview

The Bio Scrubber is a patent pending system designed to significantly reduce the maintenance cost and premature failure of gas turbine engines by removing alkali metals that are usually present in fuel.

Salt, calcium and other alkali metal substances in the fuel stock result in high temperature corrosion and premature failure in gas turbine engine components. During combustion in a gas turbine, sodium from the fuel creates high temperature corrosion of the hot-section components of the gas turbine, such as nozzle, guide vanes and rotor blades, resulting in accelerated oxidation. In some cases, this accelerated oxidation can reduce the operational life of a gas turbine by more than 50%.

By removing alkali metals from the fuel, the Bio Scrubber not only prolongs the life of gas turbine engines, it also significantly reduces operating and maintenance costs.

We acquired our patent application rights to the Bio Scrubber technology directly from our Chief Technical Officer, Rasmus Norling.

Exhaust Scrubber Overview

Under the terms of our Collaboration, Master Distributorship and License Agreements with Green Tech Marine, AS, we act as the exclusive distributor for the Exhaust Scrubber  (the “GTM Exhaust Scrubber”) in North America (the United States, Canada and Mexico) and Singapore, and a non-exclusive distributor for the GTM Exhaust Scrubber for the rest of the world.

The main purpose of the GTM Exhaust Scrubber is to remove sulfur oxides and other particulate matter from exhaust gas produced by ships during normal operations to comply with current and upcoming IMO emissions regulations.  Under the regulations, instead of using low-sulfur fuel to limit sulfur oxide emissions, a ship can use an alternative means of achieving the same level of sulfur oxide emissions, as long as this alternative means is certified as compliant by the ship’s flag state.  GTM Exhaust Scrubber is the only exhaust gas treatment system in the world that is certified as compliant with MEPC Resolution 184(59) Annex 9 for large gas turbine engines. Thus, ships can continue to use cheaper heavy fuel oil instead of higher-priced low-sulfur fuel and be in compliance with IMO regulations. GTM Exhaust Scrubber can be easily installed on any ship by replacing ship’s exhaust silencer without any need for structural modifications.

Additional benefits of this system are:

•

Runs only on seawater;

•

With addition of magnesium can be used to remove nitrogen oxides;

•

Can be operated as open and closed loop;

•

Leaves small environmental footprint;

•

Minimizes any possible changes in stability of a ship due to its low weight;

•

Energy efficient.

Key Product Markets

We mainly market our DSOX Fuel Purification Systems, Bio Scrubber and GTM Exhaust Scrubber technologies (collectively, the “Emission Technologies”) to the marine industry, although they can be used in many other land-based non-marine applications. Due to the relatively small size and light weight of our Emission Technologies, they can be installed on almost any type of marine vessel and can be customized to fit any size engine. All our Emission Technologies can be installed on a ship at any time during the normal operation, not requiring any expensive dry dock time.

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

Major Customers

We currently have purchase and sales agreements for a limited number of our DSOX Systems with LMS Ship Management Inc. (“LMS”) and Magical Cruise Company, Limited (“DCL”).  In addition, we have a binding term sheet agreement with Prestige Cruise Holdings, Inc. (“Prestige”).  The loss of any of LMS, DCL or Prestige as customers would likely have a material adverse effect on our current business and our future business prospects.

LMS Ship Management Inc.

On or about June 19, 2014, we began the installation of our first DSOX System in Mobile, Alabama for LMS Ship Management Inc. (“LMS”), pursuant to our Sales and Purchase Agreement with LMS dated effective July 18, 2013 (the “LMS Agreement”). The DSOX System being installed for LMS represents a combination of two DSOX-15 Systems. Originally, the LMS Agreement called for installation of two separate DSOX-15 Systems onboard two cargo ships operated and managed by LMS.  However, in discussions with LMS, it was agreed that we would combine the two DSOX Systems into one and install the combined unit as a stand-alone on-shore system.

Installation of the DSOX System for LMS is currently ongoing. We have encountered several delays due to the unique design of the system, which required numerous additional engineering and mechanical changes. Once installation is complete, we will work with LMS to obtain certification that the installed system meets current Marine Environmental Protection Committee (the “MEPC”) sulfur oxide limits for marine fuel set out in MARPOL Annex VI (the “Current MEPC Standards”). If we are unable to obtain certification for the installed system, then LMS will have the option to apply the amounts paid by them towards the purchase price of our Exhaust Scrubbers.

LMS has the option to purchase up to 40 additional DSOX Systems on substantially same terms as the two original DSOX Systems contemplated under the LMS Agreement. This option was set to expire on December 31, 2014. On January 20, 2015, we entered into an agreement with LMS dated as of January 12, 2015, extending the deadline for LMS to exercise its option to December 31, 2015.

Magical Cruise Company, Limited

On April 15, 2014, we entered into a Purchase and Services Agreement (the “DCL Agreement”) with Magical Cruise Company, Limited (“DCL”) regarding the procurement and installation of our DSOX-15 System.  Under the terms of the DCL Agreement, we agreed to sell to DCL, and install on one of DCL’s vessels, one DSOX-15 System, with options for the purchase of up to ten additional DSOX-15 Systems.

Since our DSOX-15 model was superseded by the newer and improved DSOX-20 model, we reached a verbal agreement with DCL to upgrade the installation to the DSOX-20 at no extra cost. The installation of the DSOX System onboard the DCL vessel commenced during our third fiscal quarter of 2014 and was completed on April 3, 2015.  Commissioning of the installed system has now begun.

Under the terms of the DCL Agreement, DCL has options to purchase additional DSOX Systems as follows:

(a)

DCL has the option to purchase up to three additional DSOX Systems on the same price terms as the initial DSOX System, exercisable within the later of 90 days after certification is obtained (see below) for the initial DSOX System or 180 days after the expiration of the deadline for obtaining certification; and

(b)

DCL has a separate option to purchase up to seven additional DSOX Systems, again on the same price terms as the initial DSOX System.  This separate option is exercisable by DCL at any time prior to December 31, 2020.

Now that we have completed the installation of the DSOX-20 System on board the DCL vessel, we will work with DCL to obtain certification that the installed system meets Current MEPC Standards. If we are unable to obtain certification for the installed system, then DCL will have the option of applying amounts paid by them for the initial DSOX System towards the purchase price of our Exhaust Scrubbers.

Prestige Cruise Holdings, Inc.

On August 19, 2013, we entered into a binding term sheet agreement (the “Term Sheet”) with Prestige Cruise Holdings, Inc. (“Prestige”) for the purchase and installation of two DSOX-15 Systems aboard ships operated and maintained by Prestige. In addition, the Term Sheet called for Prestige to be provided with options, exercisable by December 31, 2014, to purchase up to seven additional DSOX-15 Systems.

Prestige paid to us the deposit for two DSOX-15 Systems in September of 2013.  It was expected that the Term Sheet would be replaced by a formal definitive agreement by August 31, 2013. However, due to the acquisition of Prestige by Norwegian Cruise Line Holdings Ltd., we have not yet reached a definitive agreement with Prestige, and we have not begun the installation of any DSOX units on any ships managed by Prestige.  We continue to have periodic communications with Prestige and they have indicated that they intend to proceed with the purchase of our DSOX Systems as set forth in the Term Sheet.

Competition

Since the market for emission abatement technologies, such as our DSOX-20, Bio Scrubber and Exhaust Scrubber, is still in the early growing stage, there are only few competitors who provide similar technologies. Our main competitors in this industry are Ecospec, Wärtsilä, Alfa Laval and Dupont. They are however  limited to operating their closed loop with caustic soda increasing operating costs and risks due to the nature and sensitivity of the chemicals. They also provide hybrid systems, which can operate both, closed and open loops, including open loop with chemical dosing.

Distribution and Supply Methods

We are using third party suppliers, with whom we have entered into various agreements, for production, as well as installation of our DSOX Systems and other Emission Technologies. To ensure the high standards of installation and customer satisfaction, Mr. Buczek, our Vice President of Engineering and Mr. Norling, our Chief Technical Officer, provide continuous training on the proper handling and installation procedures, as well as maintenance of our Emission Technologies. In addition to working directly with our customers, we have held seminars regarding exhaust scrubber alternatives and the functions of the DSOX Systems.

Patent Rights, License Agreements and Royalty Rights

DSOX Technology Rights

The technologies that form the basis of our DSOX Pre-Combustion Fuel Purification System are covered by certain patent applications that were either filed by us or filed by Mr. Norling and subsequently transferred to us.

In 2013, Mr. Norling assigned US and European patent applications covering the Bio Scrubber technology to us under the terms of his previous employment agreement with us.

On March 10, 2014, pursuant to a Technology Transfer Agreement between us and Mr. Norling, Mr. Norling sold to us additional technology rights covering all technologies owned by him as of that date that relate to the abatement and reduction of emissions and exhausts from internal combustion engines through the pre-treatment of input fuels, the treatment of exhaust gases produced by such engines, or any combination thereof (collectively, the “Norling Emission Technologies”).  These included all of Mr. Norling’s right in two patent applications filed by Mr. Norling that relate to the removal of sulfur from diesel fuel. In consideration for these technologies, we agreed to release to Mr. Norling 54,000,000 shares of Custodial Stock that were previously issued to Mr. Norling under his prior employment agreement with us.  Under the Technology Transfer Agreement, Mr. Norling acknowledged and agreed that he was not entitled to the release of any of the Custodial Stock under his previous employment agreement and that the 54,000,000 shares were being released to Mr. Norling in consideration for the technology rights transferred to us.  The remaining 100,000,000 shares of Custodial Stock issued to Mr. Norling under his prior employment agreement were subsequently surrendered and cancelled.

In July 2014, we filed an additional patent application covering the process of using our DSOX-20 System in combination with an exhaust gas scrubber.

GTM Contracts

Our rights to the Exhaust Scrubber technology are governed by Collaboration, Master Distributor and License Agreements with Green Tech Marine, AS, a Norwegian corporation (“Green Tech Marine”).  We acquired our rights under these agreements through our acquisition of Ecolutions.

Distribution Rights

Under the terms of our Collaboration Agreement and Master Distributor Agreement with Green Tech Marine we have been granted exclusive distribution rights for the Exhaust Scrubber for all of North America (the United States, Canada and Mexico) and Singapore.  In addition, we have non-exclusive distribution rights for the rest of the world (excluding any existing Green Tech Marine customers and customers not generated by us). Under the terms of the Master Distributor Agreement, Green Tech Marine will manufacture and sell the Exhaust Scrubber to us until we have the capability to manufacture the Exhaust Scrubber on our own.  If and when we become capable of manufacturing the Exhaust Scrubber on our own (the “Manufacturing Readiness Date”), of which there is no assurance, the Master Distributor Agreement will terminate and our relationship with Green Tech Marine and our rights to the Exhaust Scrubber and the related technologies will be governed by the Collaboration Agreement and the License Agreement.  Subject to certain early termination rights for non-compliance, our distribution rights to the Exhaust Scrubber extend for a term ending on the earlier of:

(a) November 15, 2022; and

(b) The date that is three months after the Manufacturing Readiness Date.

License Rights

In addition to the distribution rights set out in the Collaboration Agreement and the Master Distributor Agreement, Green Tech Marine has provided us with an exclusive license to manufacture, sell and distribute the Exhaust Scrubber and the related technologies in North America and Singapore, and non-exclusive rights to the rest of the world (excluding any existing Green Tech Marine customers and customers not generated by us.) Our license rights extend to November 15, 2022, subject to certain early termination rights for non-compliance.  The License Agreement with Green Tech Marine will automatically renew for successive ten year periods at no additional cost, unless either party gives written notice of termination at least 90 days prior to the then current term.  We are not required to pay any consideration to Green Tech Marine to maintain our license rights.

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

To exercise the Teak Shield Option, we were required to pay to the Teak Shield Licensors an additional $2,750,000.  In addition, if we were to exercise the Teak Shield Option, the Teak Shield Licensors would have been entitled to a perpetual 5% royalty on Teak Shield fluoropolymer products sold by us, with a minimum $100,000 yearly royalty payment.

On or about June 24, 2014, we completely amended and restated our license agreement for the Teak Shield fluoropolymer coatings (the “Amended Teak Shield License”).  Under the terms of the Amended Teak Shield License, we were granted a non-exclusive right to resell the fluoropolymer coating products, which will be sold to us by Teak Shield at the lowest price charged by Teak Shield to third party purchasers. Under the terms of the Amended Teak Shield License our option to purchase all of Teak Shield’s rights to its fluoropolymer products as well as the requirement for the payment of royalties were terminated. The Amended Teak Shield License extends for an initial period of six years.

As of the date of this Annual Report on Form 10-K we have not made any sales of the Teak Shield fluoropolymer coatings.

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

Expenditures on Research and Development during the Last Two Fiscal Years

As of December 31, 2014, we have recorded $53,140,029 in expenses associated with the research and further development of our DSOX Systems.

Research and development costs were mainly associated with the acquisition of the Norling Emission Technologies, pursuant to our Technology Transfer Agreement between us and Mr. Norling, and, to a minor extent, with costs associated with the LMS project, it being our first and unique installation, and patent applications we filed during the year.

In 2014, Mr. Norling sold to us additional technology rights covering all technologies owned by him that relate to the abatement and reduction of emissions and exhausts from internal combustion engines through the pre-treatment of input fuels, the treatment of exhaust gases produced by such engines, or any combination thereof. These included all of Mr. Norling’s right in two patent applications filed by Mr. Norling that relate to the removal of sulfur from diesel fuel. In consideration for these technologies, we agreed to release to Mr. Norling 54,000,000 shares of Custodial Stock, valued at $52,380,000, that were previously issued to Mr. Norling under his prior employment agreement with us.  Under the Technology Transfer Agreement, Mr. Norling acknowledged and agreed that he was not entitled to the release of any of the Custodial Stock under his previous employment agreement and that the 54,000,000 shares were being released to Mr. Norling in consideration for the technology rights transferred to us.  The remaining 100,000,000 shares of Custodial Stock issued to Mr. Norling under his prior employment agreement were subsequently surrendered and cancelled.

Number of Total Employees and Number of Full Time Employees

As of the date of this Annual Report, we have five full time employees. In addition, our subsidiary, Triton Emission Solutions International AB., has one full time employee.

In addition to our full time employees we also expect to continue to outsource consulting, legal and accounting services to third parties, as well as use services of external manufacturers, installers, marketing and distribution consultants, as we believe that the use of third party services is most cost-effective for the current level of operations.

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

Risk Factors Associated with our Emission Abatement Technologies Line of Business

We have earned only limited revenues from the sale of products or services related to the DSOX-15, DSOX-20 and other technologies.

Our current principal business focus is on the research, development and marketing of products and services related to the DSOX Technology.  However, our efforts in this area are in the development stage and we have earned only limited revenues related to this product. There is also no assurance that we will be able to earn revenues from this businesses line in the future.

Although we have entered into sales contracts for our Emission Technologies, we have not yet obtained certification that our DSOX Systems meet current MEPC standards.

Although we have entered into sales contracts with LMS and DCL, and have a term sheet agreement with Prestige, for the installation of our DSOX Systems, and we have completed installation of our DSOX System on board a DCL vessel, we have not yet obtained certification that our DSOX System installed on board the DCL vessel meets current MEPC standards. In addition, we have not yet completed the installation of our DSOX System for LMS.  As a result, we have not yet recorded revenue from the sale of these products, and there is no assurance that the emission abatement systems installed by us will obtain certification under Current MEPC Standards.

Flag Ship Approval under Regulation 4 of Marpol Annex VI is made on a ship by ship basis.

The approval of the emission abatement technologies is made on a ship by ship basis and it is very difficult to receive a type approval for the system prior to installation. While our GTM Exhaust Scrubber is the only scrubber to have received type approval for large gas turbine engines, we cannot guarantee that our DSOX Systems and future installations of the exhaust scrubbers will receive type approval.  Failure to receive type approval on future installations could have a significant material impact on the financial results of our Company.

Changes in government policies, regulations and laws could adversely affect our financial results.

We expect the majority of our future revenue to come from sales of our DSOX-20 Fuel Purification System, which is heavily dependent on current and future IMO Regulations being enforced by international signatories to MARPOL Annex VI.  Currently the United States, Canada and the E.U. have Emission Control Area’s (ECA) in place that apply stringent engine emission standards and fuel sulfur limits to ships that operate in these ECA’s as set under MARPOL Annex VI.  While sulfur oxide limit restrictions in these ECA’s have been reduced to the expected 0.1% by mass limit on January 1, 2015, there can be no assurance that the additional reductions in limits will continue to occur as scheduled.  A change in the current and upcoming IMO regulations could have a significant material impact on our financial results.

Unforeseen complications during the installation of our DSOX Systems can potentially halt ships operation, which could adversely affect our sales, results of operations or cash flows, as well as increase potential for lawsuits filed against us.

Our DSOX Fuel Purification System can be installed on a ship without disruption to the ship’s operations. The DSOX-20 can also be bypassed if needed, reducing the potential operational impact in case of any technical issues. However, if the planning and/or execution of the installation process have flaws, we can face a situation where the ship's operation may have to be halted in order to complete installation. Depending on the type of the ship and its machinery, this risk can be mitigated by scheduling the operation of a different engine. However, if the alternative engine is not available, or if bypassing our DSOX System is not possible, we will have no choice but to stop the operation of the ship.

General Risk Factors

We have a lack of operating history in the emission abatement industry and there is no assurance that our business efforts in this industry will be successful.

With our entry into the GTM Contracts, acquisition of patent application rights to the Bio Scrubber technology and development of the DSOX Fuel Purification Systems we continue to expand our business. Although our Board of Directors and Executive Officers have extensive business experience and relevant experience in the emission abatement industry, some of our competitors may have top management with greater experience in the emission abatement industry. They may also have greater financial resources than we do at this time. We intend to continue attracting experienced management, sales and consulting teams to develop our business and our products. However, since we have no history of earning revenue in this business line, there is no assurance that our business efforts will prove successful.

Our royalty agreement with WebTech Wireless (“WebTech”) expires on October 31, 2015.

From November 2004 up to the date of the filing of this Annual Report, our primary source of revenue was from royalties received from WebTech on the sale of global wireless tracking and telematics equipment from qualified customers. However, our royalty agreement with Webtech is scheduled to expire on October 31, 2015, which will stop the cash flow from this source. Should we be unable to start generating revenue from the sale of our emission abatement technologies, our operations will become completely reliant on our ability to generate funds through the equity and debt financing.

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

•

inability of our suppliers to obtain materials used in production due to factors such as work stoppages, shortages or supplier plant shutdowns; and

•

inability to supply products due to factors such as work stoppages, plant shutdowns or regulatory changes and exogenous factors, like severe weather.

If any of these events occur, the demand for and supply of our products and services could suffer, which could have a material adverse effect on our financial position, results of operations and cash flows.

Current and future disruptions in the global credit and financial markets could limit our access to financing, which could negatively impact our business.

Domestic and foreign credit and financial markets have experienced extreme disruption in the past four years, including volatility in security prices, diminished liquidity and credit availability, declining valuations of certain investments and significant changes in the capital and organizational structures of certain financial institutions. We are unable to predict the likely duration and severity of the continuing disruption in the credit and financial markets or of any related adverse economic conditions. These market conditions may limit our ability to access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital, issue shorter tenors than we prefer or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by the disruptions in the global credit and financial markets.

The global economic downturn may have a negative effect on our business and operations.

The global economic downturn has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and lower business spending, all of which may have a negative effect on our business, results of operations, financial condition and liquidity. Potential customers may be unable to fund purchases, may decide to reduce purchases or inventories, or may cease to continue in business. In addition, our supplier may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand or could affect our gross margins.

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

Our Chief Technical Officer, Senior Vice President of Business Development and Chairman of our Board each hold a significant amount of our outstanding common stock.  Together, they hold approximately 58% of our common stock and are able to exert considerable influence over our actions.

Rasmus Norling, a director and our Chief Technical Officer and President, and Mitchell Miller, a director and our Senior Vice President of Business Development, each own approximately 23.1% of our outstanding common stock.  Robert C. Kopple, Chairman of our Board of Directors, owns approximately 11.8% of our outstanding common stock.  Mr. Kopple and Mr. Norling also own a significant number of warrants and options to purchase additional shares of our common stock, further increasing the number of shares beneficially owned by our executive officers and members of our Board of Directors (See “Security Ownership of Certain Beneficial Holders and Management”).  In addition, Mr. Kopple is the principal of KF Business Ventures, LP, our principal creditor, which has loaned to us a total of $4,400,000 under the First KF Loan and the Second KF Loan.

Our executive officers and directors have the power to exert considerable influence over our actions and the outcome of matters on which our stockholders are entitled to vote, including the election of directors and other significant corporate actions. The interests of Mr. Norling, Mr. Miller and Mr. Kopple may be different from the interests of our shareholders.

The loss of key members of our senior management team could disrupt the management of our business.

We believe that our success depends on the continued contributions of the members of our senior management team, including Mr. Rasmus Norling, our Chief Technical Officer and one of our principal stockholders. The loss of Mr. Norling’s services could impair our ability to identify and secure new customer contracts, to maintain good customer relationships and to otherwise manage our business, which could have a material adverse effect on our financial performance and our ability to compete.

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

As of December 31, 2014, we owed approximately $3,379,537  under the terms of the First KF Loan and the Second KF Loan.  In addition to these amounts, we have other significant short term liabilities.  There is no assurance that we will be able to service our debt obligations when due.

We have generated only limited cash from our operations to date.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations.  There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the First KF Loan and the Second KF Loan when due, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources, exercise our limited deferral rights under the terms of the First  KF Loan and the Second KF Loan, or re-negotiate the terms of our debt obligations.

We have not raised significant financing from any sources other than the First KF Loan and the Second KF Loan, and there is no assurance that we will be able to raise additional financing in the future in amounts sufficient to repay our obligations under these loans or on commercially reasonable terms. In addition, our ability to raise financing from other sources is restricted under the terms of the First KF Loan Agreement and the Second KF Loan Agreement.  Under the terms of those agreements, we may not incur additional debt financing (other than trade payables incurred in the ordinary course of business), sell any material assets, sell any of our equity securities, which could potentially result in a change in control, or engage in any corporate reorganization while any amounts remain outstanding under those agreements without KFBV’s prior written consent.

As of December 31, 2014, we owed a total of $3,379,537 to KFBV under the terms of the First KF Loan and the Second KF Loan, consisting of the full principal amount of all advances made to that date plus accrued interest thereon.  Subsequent to our year end, KFBV advanced to us an additional $1,200,000 in principal under the terms of the Second KF Loan Agreement, bringing the total principal amount payable to KFBV under the First KF Loan and the Second KF Loan to $4,400,000.  Outstanding principal plus interest under the First KF Loan and the Second KF Loan is due on January 15, 2016.   We may extend the maturity date for these loans by one year to January 15, 2017, provided that we issue additional share purchase warrants to the lender, KF Business Ventures, LP (“KFBV”) in an amount equal to one-half of the outstanding principal plus interest with an initial exercise price of $0.50 per share and expiring on September 1, 2021.  Exercising this deferral right could significantly dilute the interests of our existing stockholders.

If we are unable to pay our debt obligations when due, we may need to seek to re-negotiate the terms of our debt obligations.  Although Robert C. Kopple, the Chairman of our Board of Directors, is the principal of KFBV, there is no assurance that we will be able to re-negotiate the terms of the First KF Loan or the Second KF Loan if necessary.  If we are unable to pay our debt obligations when due and we are subsequently unable to re-negotiate the terms of our debt obligations, our business could fail and our investors could lose their investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive office is located at 151 San Francisco St., Suite 201 San Juan, Puerto Rico 00901. The lease agreement commenced on July 1, 2014 for the period of 12 months, when it can be renewed on a month-to-month basis at $2,750.

Our operating office is located at 980 North Federal Highway, Suite 110, Boca Raton, FL 33432. The lease agreement commenced on December 1, 2014 for the period of 12 months, expiring on November 30, 2015, at a cost of $983.60 per month.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our properties or assets are the subject of any pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Quotations for our common stock are entered on the OTC Link alternative trading system on the OTCQB marketplace under the symbol “DSOX.” The table below gives the high and low bid information for each fiscal quarter for the last two fiscal years. The bid information was obtained from OTC Markets Group Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
December 31, 2014	$0.38	$0.21	OTC Markets Group Inc.
September 30, 2014	$0.70	$0.30	OTC Markets Group Inc.
June 30, 2014	$1.02	$0.62	OTC Markets Group Inc.
March 31, 2014	$1.09	$0.72	OTC Markets Group Inc.
December 31, 2013	$1.15	$0.77	OTC Markets Group Inc.
September 30, 2013	$0.80	$0.23	OTC Markets Group Inc.
June 30, 2013	$0.30	$0.13	OTC Markets Group Inc.
March 31, 2013	$0.67	$0.25	OTC Markets Group Inc.

HOLDERS OF RECORD

As of April 10, 2015, we had approximately 58 holders of record, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. The transfer agent for Triton’s common stock is Pacific Stock Transfer Company with an address at 4045 South Spencer Street, Suite 403 Las Vegas, NV 89119 and their telephone number is 702-361-3033.

DIVIDENDS

We have not declared any dividends on our common stock during the past two fiscal years or at any time in our history other than stock dividends. Under the provisions of the Delaware General Corporation Law (the “DGCL”), we may only declare dividends:

(1)

Out of our “surplus” as calculated in accordance with the provisions of the DGCL; or

(2)

If there is no “surplus” then out of our net profits for the fiscal year in which the dividend is declared or the preceding fiscal year.

“Surplus” is calculated under the DGCL as the excess of our net assets over our statutory capital, generally meaning the par value of our outstanding common stock.  Dividends may not be declared out of net profits if our statutory capital has been diminished by depreciation in the value of our property or by losses or otherwise to an amount less than the aggregate amount of the statutory capital represented the outstanding shares of any class of stock having a preference on the distribution of our assets.  We do not currently have any outstanding class of capital stock other than our common stock.

Except as provided for under the DGCL, dividends are declared at the sole discretion of our Board of Directors. We do not expect to declare any dividends in the foreseeable future as we expect to spend any funds legally available for the payment of dividends on the development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

During our fiscal year ended December 31, 2014, we completed the following unregistered sales of our equity securities:

•

On January 15, 2014, we issued non-transferrable share purchase warrants for an aggregate of 6,200,000 shares of our common stock at an initial exercise price of $1.00 per share to KF Business Ventures, LP (“KFBV”) as partial consideration for the First KF Loan. On March 10, 2014, we issued additional non-transferrable share purchase warrants to KFBV for an aggregate of 704,546 shares of our common stock at an initial exercise price of $1.00 per share as partial consideration for certain amendments to the First KF Loan.  The exercise price for these warrants was amended to $0.50 per share in September 2014. On July 28, 2014, we agreed to issue additional non-transferrable share purchase warrants for an aggregate of 11,950,000 shares of our common stock at an initial exercise price of $0.50 per share to KFBV as partial consideration for the Second KF Loan and certain further amendments to the First KF Loan.  The warrants issued to KFBV were issued pursuant to the exemptions from registration provided by Rule 506 of Regulation D of the Securities Act on the basis of representations provided by KFBV that it is an “accredited investor” as defined in Rule 501 of Regulation D. Robert C. Kopple, Chairman of our Board of Directors, is the principal of KFBV.

•

On September 3, 2014, we issued to an independent consultant 100,000 shares of our common stock and non-transferrable warrants to purchase up to 250,000 shares of our common stock in consideration for the consultant’s agreement to provide the Company with investor relations services. The shares and warrants were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D on the basis of representations provided by Mr. Lipp that he is an accredited investor, as that term is defined in Regulation D.

PENNY STOCK RULES

The SEC has adopted regulations that regulate broker-dealer practices in connection with transactions in “penny stocks.”  “Penny stocks” are generally defined as being any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. The application of the “penny stock” rules may affect your ability to resell our securities.

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

Results of Operation

	Year Ended December 31,		Changes Between the Years Ended December 31,	Percentage Increase /
	2014	2013	2014 and 2013	(Decrease)
Royalty income	$ 24,250	$ 290,628	$(266,378)	(91.7)%
Survey income	15,000	30,000	(15,000)	(50.0)%
Total revenue	39,250	320,628	(281,378)	(87.8)%

Operating expenses
Amortization	13,620	294,548	(280,928)	(95.4)%
General and administrative	2,638,740	1,368,979	1,269,761	92.8%
Research and development	53,140,029	24,773	53,115,256	214,407.8%
Royalty fee	(170,833)	100,000	(270,833)	(270.8)%
Loss before other items	55,582,306	1,467,672	54,114,634	3,687.1%

Accretion expense	603	-	603	n/a
Financing costs	7,599,443	-	7,599,443	n/a
Forgiveness of debt	(238,321)	-	238,321	n/a
Gain on change in fair value of derivative liability	(9,003,419)	-	9,003,419	n/a
Gain on sale of subsidiary	-	(127,808)	(127,808)	(100.0)%
Impairment of intangibles	42,841	-	42,841	n/a
Impairment of loan	150,000	-	150,000	n/a
Impairment of option and license	-	658,854	(658,854)	(100.0)%
Interest expense	160,869	193,685	(32,816)	(16.9)%
Non-cash consulting fees	7,168,224	-	7,168,224	n/a
Stock-based compensation	300,524	-	300,524	n/a
Net loss	$61,763,070	$2,192,403	$ 59,570,667	2,717.1%

Revenues

Our royalty revenue decreased by $266,378 or 91.7% from $290,628 for the year ended December 31, 2013, to $24,250 for the year ended December 31, 2014. The higher royalty revenue during the year ended December 31, 2013, resulted from a one-time payment of $270,502 for a royalty discrepancy discovered by WebTech during the year ended December 31, 2013. Our royalty agreement with WebTech is scheduled to terminate on October 31, 2015.

In addition to the revenue from royalty payments we also received revenue from ship surveys for possible installations of our DSOX Systems.  Revenue from this source decreased by 50% or $15,000. Since at December 31, 2014, installation of our DSOX Systems for LMS and DCL projects were still in progress, we have not recorded any revenue associated with these two installations.

Operating Expenses

During the year ended December 31, 2014, our operating expenses increased by $53,833,256 or 3,010.3% from $1,788,300 for the year ended December 31, 2013, to $55,621,556 for the year ended December 31, 2014.  This change was mainly associated with the acquisition from Mr. Norling of emission abatement technologies, further research and development activities, and increased overall operating activities associated with marketing and procuring our DSOX Fuel Purification Systems.

The most significant year-to-date changes in our operating expenses were:

•

Our research and development costs during the year ended December 31, 2014 increased by $53,115,256, and were mainly associated with the acquisition of the Norling Emission Technologies, pursuant to our Technology Transfer Agreement between us and Mr. Norling. In consideration for these technologies, we agreed to release to Mr. Norling 54,000,000 shares of Custodial Stock, valued at $52,380,000, as well as the costs associated with the installation of the LMS Project, as majority of work done on the project was determined to be a part of our research and further development of our DSOX System.

•

Our amortization expense during the year ended December 31, 2014, decreased by 95.4% or $280,928 relative to the year ended December 31, 2013. The higher amortization in prior year was associated with the Teak Shield License Agreement and GTM Contracts.  At December 31, 2013 we fully impaired our Teak Shield License and during the year ended December 31, 2014, we also impaired our GTM Contracts, which resulted in decreased amortization expense during the year ended December 31, 2014.

•

Due to our increased business activity, we felt it was necessary to acquire director’s and officer’s liability insurance, which resulted in an additional cost to our operations of $101,955, which we incurred during the year ended December 31, 2014. During the year ended December 31, 2013 we paid $20,077 for director’s and officer’s insurance.  In order to comply with our agreements for the installation and servicing of the DSOX Systems we also acquired Marine and Workers Compensation insurances, which resulted in extra costs of $37,867 during the year ended December 31, 2014. Since the installations started during the fiscal 2014, Marine and Workers Compensations were not required during the fiscal 2013 year.

•

During the year ended December 31, 2014, our travel and entertainment expenses increased by $34,475, relative to the same period in fiscal 2013. This increase was mainly associated with our LMS and DCL Projects, as both projects required extensive travel for our staff and consultants engaged with the projects.

•

During the year ended December 31, 2014, advertising and marketing expenses increased by $163,310 and $172,750, respectively, relative to the same period in fiscal 2013. The increases were associated with the need to bring awareness about our new emission abatement technologies to the general public and prospective investors. To support our marketing efforts we saw it necessary to overhaul our corporate web site, which resulted in an increase to our web design and maintenance costs of $41,189, as compared to the year ended December 31, 2013.

•

During the year ended December 31, 2014, our administrative, consulting and management fees increased by $46,100, $380,193 and $301,500, respectively. These increases were partially associated with the increased work load that we experienced due to the change in our business model and the need to restructure certain operations. Changes to our management fees also include the effects of terminating the Norling Employment Agreement and instead entering into a Management Consulting Agreement with Mr. Norling, which paid Mr. Norling a management fee of $22,500 per month, as well as management fees we paid to our Chief Financial Officer and Senior Vice President of Business Development pursuant to the management consulting agreements with them. Changes to our consulting fees included a severance payment of $252,000, which we made to Brad Eckenweiler upon his resignation as our Chief Executive Officer and director on May 16, 2014.

•

Advancement of our projects and general increase in operations resulted in increase to our professional fees of $ 74,011, which grew from $182,019 we incurred during the year ended December 31, 2013 to $256,030 incurred during the year ended December 31, 2014.

•

In July of 2013 we entered into two separate operating lease agreements for an additional office as well as warehouse and testing facility in Fort Lauderdale, Florida. These leases were terminated on July 31, 2014 and replaced with a new lease agreement for the executive office space in San Juan, Puerto Rico. In December 2014 we opened additional office in Boca Raton, Florida. In connection with these lease agreements we paid $55,152 in rent fees during the year ended December 31, 2014, compared to $ 37,428 we paid during the year ended December 31, 2013.

•

Our salary and wage expenses increased by $59,835, from $192,803 we incurred during the year ended December 31, 2013, to $252,638 we incurred during the year ended December 31, 2014. Salaries and expenses for the year ended December 31, 2013 included $180,000 plus applicable employment taxes paid as a signing bonus in connection with the Norling Employment Agreement, which became effective on February 6, 2013. During the year ended December 31, 2014, Mr. Norling was paid a salary of $15,000 per month (plus applicable employment taxes) for a period of two months, and until the Norling Employment Agreement was terminated on March 10, 2014. Beginning March 10, 2014, Mr. Norling acted under the terms of a Management Consulting Agreement, and received $22,500 per month which was recorded as part of management fees.

On October 1, 2014, we implemented a payroll system whereby majority of our officers and management team, who are US Citizens, were required to be treated as employees, requiring the Company to withhold and remit to IRS payroll taxes associated with their employment. As such, we began treating Messrs. Norling and Miller as employees rather than independent consultants. Messrs. Norling and Miller are employed on substantially the same terms as set out in their Management Consulting Agreements, including their gross salaries of $22,500 per month. Mr. Buczek receives gross salary of $11,667, which corresponds to the monthly consulting fees he was paid until October 1, 2014. In addition to the above executive officers, who now are treated as employees, our project manager, who previously was invoicing us as an independent consultant, was moved to payroll and is now receiving $7,000 per month. In addition, our Subsidiary hired a new CEO and President, who receives a gross salary of $10,000 per month through our Subsidiary in Sweden.

•

In spring 2014 we entered into negotiations with the licensors under our Teak Shield License Agreement dated March 12, 2012 (the “Teak Shield License”) to amend the terms of the Teak Shield License. These negotiations were concluded on June 24, 2014, when we signed a Restated and Amended License Agreement. As a result of these negotiations we were released from any and all obligations pursuant to the original Teak Shield License, which resulted in reversal of the accrued royalty fees payable of $170,833.

•

During the year ended December 31, 2013 we incurred $114,864 in survey expenses. These expenses were associated with multiple surveys of ships for the possible installation of the DSOX-15 Systems, as well as surveys of the buildings for installation of water purification systems marketed through our former subsidiary, New World Technologies Group, Inc., which we sold to an unrelated party during the fourth quarter of the fiscal 2013.

Other Items

During the year ended December 31, 2014, we recorded $9,003,419 in financing costs associated with the fair value of the warrants we issued to KFBV pursuant to the First KF Loan and the Second KF Loan, as well as repricing and extension of the original warrants issued under the First KF Loan. We also recorded a $603 accretion expense that resulted from the difference between the stated interest rate and the effective interest rate we used to determine the fair value of the proceeds we received pursuant to the First KF Loan and the Second KF Loan.

Our interest expense associated with other than KF Loans decreased by $32,816, or 16.9% from $193,685 for the year ended December 31, 2013, to $160,869 for the year ended December 31, 2014. This decrease was associated with repayment of the Acamar Loan in September 2014.

During the year ended December 31, 2014, we recorded a $150,000 impairment charge on the loans to our former subsidiary, New World Technologies Group, Inc. and $42,841 impairment charge on the GTM Contracts.

During the year ended December 31, 2014, we recorded $7,168,224 in non-cash consulting fees associated with the fair value of the warrants to acquire up to 10,000,000 shares of our common stock that we issued to Mr. Norling as part of his Management Consulting Agreement with us. We also recorded $300,524 in stock-based compensation on issuance of options to acquire up to 2,600,000 shares of our common stock to Robert C. Kopple and Anders Karlsson, when we appointed Mr. Kopple our director and Chairman and Mr. Karlsson - the CEO, President and a director of our Subsidiary.

The above expenses were offset by gain on change in the fair value of derivative liability, which amounted to $9,003,419, and was associated with the fair value of the warrants we issued to KF Business Ventures LP. pursuant to the First KF Loan and the Second KF Loan. The change in the fair value was a result of the decrease  in the market value of our common stock at December 31, 2014, as compared to the value of the stock at the time of issuance of the warrants.

In addition, our expenses were further offset by forgiveness of debt of $238,321, which we recorded when we settled $538,321 due and payable to Acamar Investments, Inc. for a one-time payment of $300,000.

Our business efforts with respect to our emission abatement technologies are currently in the development stage, and thus, as we pursue the development of our new business, we expect our operating expenses to further increase during the fiscal 2015 as compared to the prior year’s results.  In addition, because we lack an extensive operating history with our emission abatement business, it may be difficult for us to predict future operating expenses and capital requirements related to this business and our historical results are not expected to be reflective of future expenses and capital requirements.

Liquidity and Capital Resources

Working Capital

	Year Ended December 31,		Percentage Increase / (Decrease)
	2014	2013
Current assets	$ 2,164,144	$ 448,188	382.9%
Current liabilities	3,003,696	2,583,245	16.3%
Working capital deficit	$ (839,552)	$ (2,135,057)	(60.7)%

As of December 31, 2014, we had a cash balance of $560,144, a working capital deficit of $839,552 and cash flows used in operations of $2,311,909 for the year then ended. During the year ended December 31, 2014, we funded our operations with $ 2,844,286 in loans and advances received during this period, $975,000 we received as deposit for the sale of the DSOX System pursuant to our Purchase and Services Agreement with DCL and, to a minor extent, with the cash we received from royalties and ship survey fees.

Our balance sheet for the year ended December 31, 2014, does not reflect the full amount payable on account of principal and interest under the First KF Loan and the Second KF Loan.  Since the warrants issued as consideration for the First KF Loan and the Second KF Loan were determined to be a derivative liability, pursuant to the guidance provided by ASC 815, the proceeds were allocated to the warrants, with amount over and above cash proceeds recorded as financing costs. The loan portion of the debt was assigned a Nil value, and will be acreated over the life of the loans using the effective interest rate of 1,130% on the First KF Loan and 1,729% on the Second KF Loan.

As of December 31, 2014, we owed a total of $3,379,537 to KFBV under the terms of the First KF Loan and the Second KF Loan, consisting of the full principal amount of all advances made to that date plus accrued interest thereon.  Subsequent to our year end, KFBV advanced to us an additional $1,200,000 in principal under the terms of the Second KF Loan Agreement, bringing the total principal amount payable to KFBV under the First KF Loan and the Second KF Loan to $4,400,000.  The First KF Loan and the Second KF Loan are due and payable on January 15, 2016, when the value of the loans will amount to $4,983,554, unless prepaid earlier.  We may extend the due date of the First KF Loan and the Second KF Loan to January 15, 2017, provided that we issue additional warrants to KFBV.  Extending the due date of these loans may result in a dilution of the interests of our stockholders. A description of the First KF Loan and the Second KF Loan are provided under “Net Cash Provided by Financing Activities”.

We did not generated sufficient cash flows from our operating activities to satisfy our cash requirements for 2014. Our only significant source of financing during 2014 came from our loans from KFBV. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under the First KF Loan and the Second KF Loan. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the First KF Loan and the Second KF Loan when due, or to service our other debt obligations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources, exercise our limited deferral rights under the terms of the First  KF Loan and the Second KF Loan, or re-negotiate the terms of our debt obligations. Our ability to raise financing from sources is restricted under the terms of the First KF Loan Agreement and the Second KF Loan Agreement.  Under the terms of those agreements, we may not incur additional debt financing (other than trade payables incurred in the ordinary course of business), sell any material assets, sell any of our equity securities as part of any transaction that would result in a change in control, or engage in any corporate reorganization while any amounts remain outstanding under those agreements without KFBV’s prior written consent.

Although Robert C. Kopple, the Chairman of our Board of Directors, is the principal of KFBV, there is no assurance that we will be able to obtain additional financing from KFBV, re-negotiate the terms of the First KF Loan or the Second KF Loan, or obtain KFBV’s consent to other financing alternatives, if needed.

Cash Flows

	Year Ended December 31,
	2014	2013
Cash flows used in operating activities	$(2,311,909)	$ (16,409)
Cash flows used in investing activities	(150,000)	(63,149)
Cash flows provided by financing activities	2,844,286	250,575
Effects of foreign currency exchange	(219)	-
Net increase in cash during the period	$ 382,158	$ 171,017

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2014, was $2,311,909. This cash was primarily used to cover our cash operating expenses of $3,365,430 and increase our work in progress by $337,471, which was associated with payments we made to our contractors for the manufacturing of the DSOX Systems as well as to acquire necessary parts and equipment. We used $36,526 to reduce the amounts due to related parties, $12,687 to reduce our trade accounts payable, and $221 to increase our accounts receivable associated with the royalty revenue from WebTech. These uses of cash were offset by $975,000 we received as a deposit under the Purchase and Services Agreement with DCL. The uses of cash were further offset by decrease in prepaid expenses of $203,894, increase in our accrued liabilities of $44,768, and increase in wages payable of $55,895, which were associated with withholding taxes payable on the 4th quarter payroll, and increases in interest accrued on the notes and advances payable of $160,869.

Net cash used in operating activities during the year ended December 31, 2013, was $16,409. This cash was primarily used to cover our cash operating expenses of $1,334,731, to increase our accounts receivable and prepaid expenses by $4,402 and $270,595, respectively. Decrease in our accounts payable and amounts due to related parties of $2,435 and $21,808, respectively further contributed to the usage of cash. These uses of cash were offset by increases in unearned revenue of $1,250,000, accrued liabilities of $93,877, and accrued interest on notes and advances payable of $193,685. Decrease in advances receivable of $80,000 also contributed to offsetting the cash used in our operating activities during fiscal 2013.

Non-cash transactions

During the year ended December 31, 2014, our net loss was further increased by the following expenses that did not have any impact on cash used in operations:

•

$52,380,000 in research and development costs, which were associated with the acquisition of the Norling Emission Technologies, pursuant to our Technology Transfer Agreement between us and Mr. Norling. In consideration for these technologies, we agreed to release to Mr. Norling 54,000,000 shares of Custodial Stock, valued at $52,380,000;

•

$7,599,443 in financing costs associated with the First KF Loan and the Second KF Loan, which resulted from the difference between the fair value of the warrants issued as consideration for the First KF Loan and the Second KF Loan and actual cash proceeds received from these loans; in addition we recorded $603 in accretion expense associated with these loans;

•

$13,620 in amortization expense we recorded on our intangible assets as well as testing and laboratory equipment;

•

$7,168,224 in non-cash consulting fees associated with the fair value of the warrants to purchase up to 10,000,000 shares of our common stock we issued to Mr. Norling as part of his Management Consulting Agreement with us;

•

$135,548 in stock-based compensation for investor relation services pursuant to the Consulting Agreement we entered into on September 3, 2014 with Robert Lipp, which comprised of $47,000 being a market value of 100,000 shares of our common stock and $88,548 being a fair market value of warrants to purchase up to 250,000 shares of our common stock;

•

$46,410 in compensation for web design services being fair value of 51,000 shares of our common stock;

•

$300,524 in stock-based compensation associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock we issued to Mr. Kopple as compensation for his appointment as our Director and Chairman and fair value of the options to purchase up to 100,000 shares of our common stock we issued to Anders Karlsson  as compensation for his appointment as the CEO, President and a director of our Subsidiary; and

•

$150,000 impairment we recorded on the loan we advanced to our former subsidiary, as well as $42,841 impairment we recorded on GTM Contracts.

The above non-cash expenses were offset by the following items without affecting our cash flow:

•

$9,003,419 gain we recorded on revaluation of the derivative liability associated with the warrants we issued to KF Business Ventures LP as consideration for the First KF Loan and the Second KF Loan. Pursuant to the guidance provided by ASC 815, the derivative liability must be revalued at each reporting period based on the value of the underlying variable on the specific date; since the price of our common stock at December 31, 2014 was significantly lower than the price at the time of issuance of the warrants, this resulted in gain on revaluation;

•

$238,321 gain we recorded as forgiveness of debt when we reached an agreement with Acamar Investments, Inc. to release us of our obligations under the Acamar Loan for a one-time payment of $300,000, which we made on September 19, 2014; and

•

$27,000 gain that resulted from foreign exchange fluctuations on Canadian Dollar denominated loans and advances we received.

During the year ended December 31, 2013, our net loss was affected by the following items that did not have any impact on cash used in operations:

•

$658,854 associated with impairment of the Teak Shield License;

•

$294,548 in amortization expense we recorded on our intangible assets as well as testing and laboratory equipment;

•

$46,500 in web design costs which we recorded when we issued 150,000 shares of our common stock at a deemed price of $0.31 per share; and

•

These non-cash expenses were offset by the $127,808 gain on sale of our subsidiary, New World Technologies Group, Inc., and by the $14,422 gain that resulted from foreign exchange fluctuations on Canadian Dollar denominated loans and advances we received.

Net Cash Provided by Financing Activities

During the year ended December 31, 2014, we received $2,000,000 from KF Business Ventures LP (“KFBV”) pursuant to our First KF Loan Agreement and $1,200,000 pursuant to our Second KF Loan Agreement. Robert C. Kopple, Chairman of our Board of Directors, is the principal of KFBV.  In addition, we received an advance for the total of CAD$50,000 ($48,286) from an unrelated party. These financing activities were reduced by $404,000 we paid under the Acamar Loan.

During the year ended December 31, 2013, we received $273,306 in loans from unrelated parties. These loans were offset by repayment of $20,000 related party loan and accrued interest of $2,731.

First Loan Agreement with KF Business Ventures LP

On January 15, 2014, we entered into a binding letter agreement (the “Letter Agreement”) with KFBV, which was superseded by a formal definitive Loan Agreement signed on February 11, 2014, and further amended by that Amendment No. 1 to Loan Agreement dated March 10, 2014 and by that Amendment No. 2 to Loan Agreement dated September 8, 2014 (as amended, the “First KF Loan Agreement”). Under the First KF Loan Agreement, KFBV agreed to lend to us up to $2,000,000 (the “First KF Loan”). The First KF Loan was advanced in four equal installments of $500,000 each, the first installment of which was advanced on execution of the Letter Agreement. Subsequent advances were subject to the condition precedent that we enter into satisfactory arrangements with Mr. Norling to amend the terms and conditions associated with the release and forfeiture of the Custodial Stock issued to Mr. Norling under his previous employment agreement with us. This condition precedent was satisfied on March 10, 2014. As such, on March 31, 2014, we received a second installment of $500,000, and on May 1, 2014 and June 3, 2014 - the third and fourth installments.  Under the terms of the First KF Loan Agreement, we may not incur additional debt financing (other than trade payables incurred in the ordinary course of business), sell any material assets, sell any of our equity securities, which may result in a change in control, or engage in any corporate reorganization while any amounts remain outstanding under those agreements without KFBV’s prior written consent.

The First KF Loan accumulates interest at a rate of 10% per annum, compounded monthly, with the full principal plus interest due and payable on January 15, 2016.   We may prepay the outstanding balance under the First KF Loan at any time in increments of not less than $250,000.

As additional consideration for KFBV agreeing to loan us the funds and certain amendments made to the First KF Loan Agreement we issued to KFBV non-transferrable warrants for the purchase of up to 9,245,546 shares of our common stock as follows:

No. of Shares	Ex. Price	Expiration Date
2,450,000	$0.50 per share	Jan. 15, 2016
4,454,546	$0.50 per share	Jan. 15, 2018
2,350,000	$0.50 per share	Jan. 15, 2019
9,254,546	Total

The warrants issued to KFBV in connection with the First KF Loan may be exercised by way of a cashless exercise for a total of up to 4,627,273 shares of our common stock. If, at any time prior to the expiration date of these warrants, we issue additional shares of common stock, or options, warrants, convertible notes or similar rights to acquire shares of our common stock for a purchase, exercise or conversion price per share less than the exercise price of these warrants, the exercise price will be adjusted to equal such lower price.

We may extend the maturity date of the First KF Loan to January 15, 2017, by issuing to KFBV additional share purchase warrants equal to one-half of the outstanding principal and unpaid interest at January 15, 2016, with an initial exercise price of $0.50 per share and expiring on September 1, 2021.

Second Loan Agreement with KF Business Ventures LP

On July 28, 2014, we entered into a second loan agreement (the “Second KF Loan Agreement”) with KFBV for an additional $2,400,000, to be advanced in eight equal installments of $300,000 each, beginning on September 1, 2014, with the remaining installments advanced on the first day of each consecutive calendar month thereafter (the “Second KF Loan”). Advances under the Second KF Loan were conditional upon (1) our agreeing to amend the First KF Loan Agreement (see “First Loan Agreement with KF Business Ventures LP”); (2) our issuing to KFBV non-transferrable share purchase warrants for a total of 9,600,000 shares of our common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019, with cashless exercise rights for up to 4,800,000 shares; and (3) our agreeing with KFBV on a monthly budget for our Company. In addition, we agreed to appoint Robert C. Kopple, the principal of KFBV as Chairman of our Board of Directors (see "Changes in Executive Officers and Directors”).  Under the terms of the First KF Loan Agreement, we may not incur additional debt financing (other than trade payables incurred in the ordinary course of business), sell any material assets, sell any of our equity securities, which may result in a change in control, or engage in any corporate reorganization while any amounts remain outstanding under those agreements without KFBV’s prior written consent.

Amounts payable under the Second KF Loan Agreement accumulate interest at a rate of 10% per annum, compounded monthly and will become repayable in full on January 15, 2016. We may extend the maturity date of the loan to January 15, 2017, by issuing the Lender additional share purchase warrants equal to one-half of the outstanding principal and unpaid interest at January 15, 2016, with an initial exercise price of $0.50 per share and expiring on September 1, 2021.

As of December 31, 2014, we owed a total of $3,379,537 to KFBV under the terms of the First KF Loan and the Second KF Loan, consisting of the full principal amount of all advances made to that date plus accrued interest thereon.  Subsequent to our year end, KFBV advanced to us an additional $1,200,000 in principal under the terms of the Second KF Loan Agreement, bringing the total principal amount payable to KFBV under the First KF Loan and the Second KF Loan to $4,400,000.

Net Cash Used in Investing Activities

During the year ended December 31, 2014, we loaned $150,000 to our former subsidiary, New World Technologies Group, Inc. Since the collectability of the loan could not be assured, the loan was impaired.

During the year ended December 31, 2013, we paid $41,601 acquiring the necessary equipment for testing our DSOX Fuel Purification System, in addition to $21,548 we incurred in supporting operations of our former subsidiary, New World Technologies Group, Inc., which we sold to an unrelated party on December 2, 2013.

Going Concern

The notes to our financial statements at December 31, 2014, disclose our uncertain ability to continue as a going concern. We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to qualified customers in Europe. This royalty agreement ends on October 31, 2015, which will end the revenue from this source. Our Teak Shield contract has not generated any revenue.  Our emission abatement technologies have begun generating revenue only recently.  To date revenue related to these technologies has been limited to conducting surveys on ships for the potential installation of our emission abatement systems.

We have accumulated a deficit of $66,250,486 since inception and increased sales will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking contracts for our emission abatement technologies. As of the date of this Annual Report we have been contracted to install a land-based DSOX Fuel Purification System for LMS Ship Management Inc. (“LMS”), install DSOX System on board of a vessel operated by Magical Cruise Company, Limited (“DCL”), and entered into a Term Sheet Agreement for installation of two DSOX Systems for Prestige Cruise Holding Inc.  Despite these contracts we cannot provide assurance that we will be successful in generating additional sales. In addition, we have yet to record revenue from our LMS and DCL contracts, since the installations of our DSOX System for LMS is currently ongoing and DSOX System installed onboard DCL vessel is going through the commissioning process; we also have no assurance that we will be able to record revenues from subsequent installations in the future.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Principals of Consolidation

The consolidated financial statements include the accounts of Triton Emission Solutions Inc. and our wholly-owned subsidiaries, Ecolutions, Inc., Poly Shield Technologies (BVI) Ltd., Poly Shield Technologies (UK) Limited, and Triton Emission Solutions International AB. On consolidation, we eliminate all significant intercompany balances and transactions.

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

Revenue from the installation and servicing of the Fuel Purification Systems

Revenue is recognized using the completed contract method whereby revenue is only recognized when all the following conditions have been met: pervasive evidence of an agreement exists, when delivery of the product has occurred and title has transferred or services have been provided, and when collectability is reasonably assured.

Deposits received prior to the delivery of goods and services are recorded as unearned revenue.

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At December 31, 2014 and 2013, our allowance for doubtful accounts was $0.

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, we tests our long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. We assess the recoverability based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount exceeds fair value.

Equipment

Equipment is stated at cost and is amortized over its estimated useful life on a straight-line basis over 5 years.

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

Stock Options and other Share-based Compensation

For equity awards, such as stock options, total compensation cost is based on the grant date fair value and for liability awards, such as stock appreciation rights, total compensation cost is based on the settlement value. We recognize the stock-based compensation expense for all awards over the service period required to earn the award, which is the shorter of the vesting period or the time period an employee becomes eligible to retain the award at retirement.

Work in Progress

Work in progress consists of cost of parts and equipment, as well as fees charged by external consultants required to build the Fuel Purification Systems and has been recorded at the lower of cost and net realizable value.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts receivable, loan receivable, accounts payable, notes and advances payable, and amounts due to related parties. The fair values of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

At December 31, 2014, we had $341,098 in cash on deposit with a large chartered Canadian bank, $192,739 on deposit with large US bank, and $26,307 on deposit with Swedish bank. Of these deposits approximately $196,000 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty and sales income and is not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss. We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At December 31, 2014, we had $3,975 in accounts receivable outstanding.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Triton Emission Solutions Inc. (formerly Poly Shield Technologies Inc.)

We have audited the accompanying consolidated balance sheets of Triton Emission Solutions Inc. (formerly Poly Shield Technologies Inc.) (the “Company”) as at December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

DMCL

Dale Matheson Carr-Hilton Labonte LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 14, 2015

TRITON EMISSION SOLUTIONS INC.

(FORMERLY POLY SHIELD TECHNOLOGIES INC.)

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	December 31, 2014	December 31, 2013

ASSETS

Current assets
Cash	$560,144	$177,986
Accounts receivable	3,975	3,754
Prepaids	62,554	266,448
Loan receivable	1,200,000	-
Work in progress	337,471	-
	2,164,144	448,188

Deferred financing costs	20,161	-
Equipment	31,093	39,413
Investment in distribution and license rights	-	48,141
	$2,215,398	$535,742

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$144,913	$147,600
Accrued liabilities	68,914	206,454
Wages payable	55,895	-
Unearned revenue	2,075,000	1,100,000
Notes and advances payable	637,207	1,070,898
Due to related parties	21,767	58,293
	3,003,696	2,583,245

Long-term loan	603	-
Derivative liability	2,991,185	-
Total liabilities	5,995,484	2,583,245

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 88,095,005 issued and outstanding at December 31, 2014 ( December 31, 2013 - 187,995,005)	88,095	187,995
Obligation to issue shares	46,410	-
Additional paid in capital	62,324,449	2,240,253
Accumulated deficit	(66,250,486)	(4,487,416)
Accumulated other comprehensive income	11,446	11,665
	(3,780,086)	(2,047,503)
	$2,215,398	$535,742

The accompanying notes are an integral part of these consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

(FORMERLY POLY SHIELD TECHNOLOGIES INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLRS)

	Year ended December 31,
	2014	2013

Survey income	$15,000	$30,000
Royalty income	24,250	290,628
Total revenues	39,250	320,628

Amortization	13,620	294,548
General and administrative expenses	2,638,740	1,368,979
Research and development	53,140,029	24,773
Royalty fee	(170,833)	100,000
Loss before other items	(55,582,306)	(1,467,672)

Other items
Accretion expense	(603)	-
Financing costs	(7,599,443)	-
Forgiveness of debt	238,321	-
Gain on change in fair value of derivative liability	9,003,419	-
Gain on sale of subsidiary	-	127,808
Impairment of intangibles	(42,841)	-
Impairment of loan	(150,000)	-
Impairment of option and license	-	(658,854)
Interest expense	(160,869)	(193,685)
Non-cash consulting fees	(7,168,224)	-
Stock-based compensation	(300,524)	-

Net loss	$(61,763,070)	$(2,192,403)

Net loss per share - basic and diluted	$(0.57)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	108,301,580	172,709,937

The accompanying notes are an integral part of these consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

(FORMERLY POLY SHIELD TECHNOLOGIES INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

						Accumulated
	Common shares		Obligation	Additional		Other
	Number of		to Issue	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Capital	Deficit	Income	Total

Balance at December 31, 2012	33,745,005	$33,745	$-	$2,295,003	$(2,295,013)	$11,665	$45,400

Shares issued under employment agreement	154,000,000	154,000	-	81,466,000	-	-	81,620,000
Deferred compensation	-	-	-	(81,620,000)	-	-	(81,620,000)
Shares issued for purchase of subsidiary	100,000	100	-	52,900	-	-	53,000
Obligation to issue shares	-	-	45,000	-	-	-	45,000
Shares issued for services	150,000	150	(45,000)	46,350	-	-	1,500
Net loss for the year ended December 31, 2013	-	-	-	-	(2,192,403)	-	(2,192,403)

Balance at December 31, 2013	187,995,005	187,995	-	2,240,253	(4,487,416)	11,665	(2,047,503)

Shares cancelled upon cancellation of employment agreement	(154,000,000)	(154,000)	-	154,000	-	-	-
Fair value of warrants issued for consulting services	-	-	-	7,168,224	-	-	7,168,224
Fair value of stock-based compensation	-	-	-	300,524	-	-	300,524
Fair value of warrants issued for investor relations services	-	-	-	88,548	-	-	88,548
Shares issued for patents	54,000,000	54,000	-	52,326,000	-	-	52,380,000
Shares issued for investor relations services	100,000	100	-	46,900	-	-	47,000
Obligation to issue shares	-	-	46,410	-	-	-	46,410
Net loss for the year ended December 31, 2014	-	-	-	-	(61,763,070)	-	(61,763,070)
Translation to reporting currency	-	-	-	-	-	(219)	(219)

Balance at December 31, 2014	88,095,005	$88,095	$46,410	$62,324,449	$(66,250,486)	$11,446	$(3,780,086)

The accompanying notes are an integral part of these consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

(FORMERLY POLY SHIELD TECHNOLOGIES INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year ended December 31,
	2014	2013
Cash flows used in operating activities
Net loss	$(61,763,070)	$(2,192,403)

Non cash items
Accretion expense	603	-
Amortization	13,620	294,548
Consulting services	7,168,224	-
Foreign exchange gain	(27,000)	(14,422)
Forgiveness of debt	(238,321)	-
Financing costs	7,599,443	-
Gain on change in fair value of derivative liability	(9,003,419)	-
Gain on sale of subsidiary	-	(127,808)
Impairment of intangibles	42,841	-
Impairment of loan	150,000	-
Impairment of option and license	-	658,854
Non-cash investor relations fees	135,548	-
Non-cash resarch and development costs	52,380,000	-
Royalty fee	(170,833)	-
Stock-based compensation	300,524	-
Website design	46,410	46,500

Changes in operating assets and liabilities
Accounts receivable	(221)	(4,402)
Prepaids	203,894	(270,595)
Advances receivable	-	80,000
Work in progress	(337,471)	-
Accounts payable	(12,687)	(2,435)
Accrued liabilities	44,768	93,877
Wages payable	55,895	-
Unearned revenue	975,000	1,250,000
Due to related parties	(36,526)	(21,808)
Accrued interest	160,869	193,685
Net cash used in operating activities	(2,311,909)	(16,409)

Cash flows from financing activities
Long-term loan	3,200,000	-
Notes and advances payable	(355,714)	273,306
Notes payable to related party	-	(22,731)
Net cash provided by financing activities	2,844,286	250,575

Cash flows used in investing activities
Equipment	-	(41,601)
Funds advanced to subsidiary	(150,000)	(21,548)
Net cash used in investing activities	(150,000)	(63,149)

Effects of foreign currency exchange	(219)	-

Net increase in cash	382,158	171,017
Cash, beginning	177,986	6,969
Cash, ending	$560,144	$177,986

Cash paid for:
Income tax	$-	$-
Interest	$250,159	$92,731

The accompanying notes are an integral part of these consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

(FORMERLY POLY SHIELD TECHNOLOGIES INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(EXPRESSED IN US DOLLARS)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Triton Emission Solutions Inc. (the “Company”) was incorporated in the state of Delaware on March 2, 2000 and is listed on the OTCQB under the symbol “DSOX”. On August 25, 2014, the Company changed its name from Poly Shield Technologies Inc. to Triton Emission Solutions Inc. On November 13, 2014, the Company established a wholly owned subsidiary in Sweden, Triton Emission Solutions International AB (the “Subsidiary”).

Triton Emission Solutions Inc.’s main focus is the development and marketing of its proprietary DSOX Fuel Purification Systems, designed to remove sulfur from marine fuel. This technology is currently aimed at the maritime industry which includes vessels for cruise-line, freight shipping and tanker companies.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2014, the Company has not achieved profitable operations and has accumulated a deficit of $66,250,486. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

Principals of consolidation

The consolidated financial statements include the accounts of Triton Emission Solutions Inc. and its wholly-owned subsidiaries, Ecolutions, Inc., Poly Shield Technologies (BVI) Ltd., Poly Shield Technologies (UK) Limited, and the Subsidiary. On consolidation, all intercompany balances and transactions are eliminated.

Accounting estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the fair value of intangible assets, fair value of the derivative liability, useful life and recoverability of equipment, fair value of stock-based compensation, fair value of financial instruments and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Revenue from the installation and servicing of the Fuel Purification Systems

Revenue is recognized using the completed contract method whereby revenue is only recognized when all the following conditions have been met: pervasive evidence of an agreement exists, when delivery of the product has occurred and title has transferred or services have been provided, and when collectability is reasonably assured.

Deposits received prior to the delivery of goods and services are recorded as unearned revenue.

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

Long-lived assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount exceeds fair value.

Equipment

Equipment is stated at cost. The Company amortizes the cost of machinery over their estimated useful lives on a straight-line basis over 5 years.

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

Financial instruments

The Company’s financial instruments include cash, accounts receivable, loan receivable, accounts payable, notes and advances payable, and amounts due to related parties. The fair values of these financial instruments approximate their carrying values due to their short maturities.

Stock options and other share-based compensation

For equity awards, such as stock options, total compensation cost is based on the grant date fair value and for liability awards, such as stock appreciation rights, total compensation cost is based on the settlement value. The company recognizes stock-based compensation expense for all awards over the service period required to earn the award, which is the shorter of the vesting period or the time period an employee becomes eligible to retain the award at retirement.

Work in progress

Work in progress consists of cost of parts and equipment, as well fees charged by external consultants required to build the Fuel Purification Systems and has been recorded at the lower of cost and net realizable value.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Due to a company controlled by the Chief Financial Officer (“CFO”)	$703	$5,405
Due to the Chief Technical Officer (“CTO”), President and former Chief Executive Officer (“CEO”)	--	4,911
Due to a former President	294	294
Due to a former CEO	2,656	43,605
Due to the Vice President of Engineering	12,298	4,078
Due to the CEO and President of Subsidiary	5,816	--
Due to related parties	$21,767	$58,293

Amounts are unsecured, due on demand and bear no interest.

During the years ended December 31, 2014 and 2013, the Company incurred the following expenses with related parties:

	December 31, 2014	December 31, 2013
Administrative fees incurred to a company controlled by the CFO	$265,000	$210,000
Management fees incurred to the CFO	67,500	--
Management fees incurred to the Senior Vice President of Business Development	180,000	25,000
Salary paid to the Senior Vice President of Business Development	67,500	--
Consulting and survey fees incurred to the Vice President of Engineering	105,003	45,001
Salary paid to the Vice President of Engineering	35,001	--
Consulting and management fees incurred to the President, CTO and former CEO	157,500	--
Fair value of warrants issued for consulting services to the President, CTO and former CEO (Notes 4 and 12)	7,168,224	--
Salary paid to the President, CTO and former CEO	99,144	180,000
Consulting fees incurred to a company controlled by the President	--	15,000
Fair value of options issued to a Director and Chairman (Note 12)	298,387	--
Management fees incurred to a Director of a former subsidiary	--	21,000
Management fees incurred to an officer of a former subsidiary	--	18,000
Survey fees incurred to the President, CTO and former CEO	--	30,000
Salary paid to the President and CEO of the Subsidiary	10,527	--
Fair value of options issued to the President and CEO of the Subsidiary	2,137	--
Consulting fees incurred to the former President	15,000	--
Consulting fees incurred to the former CEO	252,000	--
Total transactions with related parties	$8,722,923	$544,001

NOTE 4 - EMPLOYMENT, MANAGEMENT AND CONSULTING AGREEMENTS

Employment and Management Consulting Agreement with President, CTO and former CEO

On December 1, 2012 (and as amended on December 30, 2013 and February 28, 2014), the Company entered into an Employment Agreement with its President, CTO and former CEO (the “Executive”). This agreement became effective on February 5, 2013 (“Effective Date”). Under the terms of the Employment Agreement, the Executive was appointed the Company’s CEO and received a signing bonus of $180,000. Beginning on the first anniversary of the Effective Date, the Executive was to be paid an annual base salary of $180,000 per year. In addition, on the Effective Date, the Company issued 154,000,000 shares of its common stock with a fair value of $81,620,000, which were placed in escrow and were to be released to the Executive upon delivery of bona fide contracts for the sale or lease of products or services at a rate of one share for each $0.25 in revenue. Escrowed stock was to be released in increments of 1,250,000 shares of common stock.

On March 10, 2014, the Company and the Executive terminated the Employment Agreement and entered into a technology transfer agreement (the “Technology Transfer Agreement”) whereby the Executive transferred the title of certain patent applications to the Company in return for the release of 54,000,000 of the aforementioned 154,000,000 shares. The remaining 100,000,000 shares were cancelled (Notes 7 and 12).

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

The fair value of the warrants issued for the Management Consulting Agreement was calculated to be $7,168,224 and was expensed at the time of issuance. The fair value was determined using the Black-Scholes option pricing model at the grant date using the following assumptions: expected life of 3 years, risk-free interest rate of 0.79%, expected dividend yield of 0% and expected stock price volatility of 130%.

Management Consulting Agreements with CFO and Senior VP of Business Development

On June 25, 2014, the Company entered into two separate management consulting agreements (the “Management Agreements”) with its CFO and its Senior Vice President of Business Development. Under the terms of the Management Agreements, the Company agreed to pay management fees of $7,500 per month payable to its CFO and $22,500 per month payable to its Senior Vice President of Business Development. Both Management Agreements were effective retroactively beginning as of April 1, 2014 and expire on June 25, 2017. The Company may terminate the Management Agreements at any time with ninety days written notice and the CFO and Senior Vice President of Business Development may terminate the Management Agreements at any time with sixty days written notice.

Consulting agreement for investor relations services

On September 3, 2014, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with an unrelated party (the “Consultant”) for investor relations services. The term of the Consulting Agreement is one year, expiring on September 3, 2015. The Company and the Consultant may terminate the Consulting Agreement at any time with sixty days written notice.

In consideration for the Consultant agreeing to provide the services to the Company, the Company issued 100,000 shares of its common stock with a fair value of $47,000 and warrants to purchase up to 250,000 shares of its common stock at an exercise price of $0.50 per share, expiring on August 1, 2018, subject to earlier termination in the event that the Consultant ceases to act as a consultant of the Company prior to September 3, 2015.

The fair value of the warrants issued for the Consulting Agreement was calculated to be $88,548 and was expensed at the time of issuance. The fair value of the warrants granted was determined using the Black-Scholes option pricing model at the grant date using the following assumptions: expected life of 4 years, risk-free interest rate of 1.72%, expected dividend yield of 0% and expected stock price volatility of 118%.

NOTE 5 - LICENSE AGREEMENT

On March 12, 2012, the Company entered into a license agreement with Teak Shield (the “Teak Shield License”), whereby the Company acquired a license to market and sell Teak Shield’s licensed products. In exchange, the Company agreed to pay a 5% royalty, with a minimum $100,000 annual royalty payment, and agreed to issue 1,666,667 shares.  At December 31, 2013, management determined that the Teak Shield License was fully impaired.

On June 24, 2014, the Company reached an agreement to amend the Teak Shield License (the “Amended Teak Shield License”).  Both parties agreed to release each other from any and all obligations pursuant to the original Teak Shield License, which resulted in reversal of the accrued royalty fees of $170,833. The Amended Teak Shield License has an initial term of 6 years and may be automatically renewed for successive two-year terms. The Company is not required to pay a royalty and no additional consideration is required in order to maintain the licensing rights.

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

The GTM Contracts are amortized over 10 years on a straight line basis. During the year ended December 31, 2014, amortization expense of $5,300 (December 31, 2013 - $4,859) was recorded.

At December 31, 2014, management determined that the GTM Contracts were fully impaired and recorded an impairment charge of $42,841.

NOTE 7 - TECHNOLOGY TRANSFER AGREEMENT

On March 10, 2014, the Company entered into a Technology Transfer Agreement with the Executive (Note 4). Under the terms of the Technology Transfer Agreement, the Executive agreed to sell to the Company all of his right, title and interest in and to all technologies owned by him that relate to the abatement and reduction of emissions and exhausts from internal combustion engines through the pre-treatment of input fuels, the treatment of exhaust gases produced by such engines, or any combination thereof (collectively, the “Technology”), including all of the Executive’s right, title and interest in and to certain patent applications for the Technology.

In consideration for the Technology, the Company agreed to release 54,000,000 of the total 154,000,000 shares of common stock that were previously issued to the Executive and held in escrow, subject to forfeiture or release upon the fulfillment of certain performance conditions as set out in the Employment Agreement.  The remaining 100,000,000 shares were cancelled (Notes 4 and 12).

The fair value of the 54,000,000 shares which were released for the Technology was $52,380,000 and has been recorded as research and development costs.

NOTE 8 - EQUIPMENT

Amortization schedule for the equipment at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Book value	$39,413	$41,602
Amortization	(8,320)	(2,189)
Equipment	$31,093	$39,413

The equipment consists of testing and laboratory tools and machinery, and is amortized on a straight-line basis over its useful life of five years.

NOTE 9 - NOTES AND ADVANCES PAYABLE

Acamar Loan

On April 19, 2012, the Company signed a loan agreement with Acamar Investments, Inc. (“Acamar”) for $260,000, repayable on June 30, 2014 (as amended) (the “Acamar Loan”). The Acamar Loan bore interest at 3.5% per month for an effective rate of 51% per annum and was secured by the Teak Shield License (Note 5). On September 18, 2014, the Company reached an agreement with Acamar to release the Company from its obligations under the Acamar Loan upon the payment of $300,000 (the “Cash Consideration”).

As at September 18, 2014, the total principle payable under the Acamar Loan was $380,688 and accrued interest totalled $146,159, the Company had also recorded $11,474 as penalty on late repayments of interest. Upon the payment of the Cash Consideration, the Company recorded a gain of $238,321 on the forgiveness of debt.

During the year ended December 31, 2014, the Company paid total of $250,159 in interest (December 31, 2013 - $90,000).

Other Loans

During the year ended December 31, 2014, the Company received an advance of CAD$50,000 ($48,286). This advance does not bear interest, is unsecured and due on demand.

The tables below summarize the short-term loans outstanding as at December 31, 2014 and 2013:

As at December 31, 2014
	Interest rate per annum	Due date	Principal outstanding	Accrued interest	Total
Acamar Loan	51%	June 30, 2014	$ --	$ --	$ --
Other Loans	8%	On demand	27,000	7,227	34,227
Other Loans	7%	On demand	49,500	16,876	66,376
Other Loans	6%	On demand	163,779	27,509	191,288
Other Loans	0%	On demand	345,316	--	345,316
			$ 585,595	$ 51,612	$ 637,207

As at December 31, 2013
	Interest rate per annum	Due date	Principal outstanding	Accrued interest	Total
Acamar Loan	51%	June 30, 2014	$ 377,500	$ 108,059	$ 485,559
Other Loans	8%	On demand	27,000	4,604	31,604
Other Loans	7%	On demand	49,500	12,401	61,901
Other Loans	6%	On demand	178,639	17,884	196,523
Other Loans	0%	On demand	295,311	--	295,311
			$ 927,950	$ 142,948	$ 1,070,898

All Other Loans are unsecured.

NOTE 10 - LONG-TERM LOAN AND DERIVATIVE LIABILITY

First KF Business Ventures Loan Agreement

On January 15, 2014, the Company entered into a binding letter agreement with KF Business Ventures LP (“KF”), a company controlled by a director of the Company (the “Lender”), which was superseded by the formal definitive loan agreement signed on February 11, 2014, and further amended on March 10, 2014, and September 8, 2014 (the “First KF Loan Agreement”). Under the First KF Loan Agreement the Lender agreed to lend to the Company up to $2,000,000 in four equal installments of $500,000 each (the “First KF Loan”). Pursuant to the First KF Loan Agreement (as amended on March 10, 2014) the principal and interest were to become payable in 18 equal monthly installments commencing on January 1, 2015, with the  Company having the right to prepay the First KF Loan at any time in increments of not less than $250,000.  The First KF Loan is unsecured and has effective interest rate of 1,130%.

In consideration for the First KF Loan Agreement, as amended on March 10, 2014 (the “March Amendment”), the Company issued to the Lender non-transferrable share purchase warrants to purchase a total of 6,904,546 shares exercisable at a price of $1.00 per share (Note 12). Warrants for 2,450,000 shares were to expire on January 15, 2015, and warrants for 4,454,546 shares expire on January 15, 2018. The Lender may choose to exercise the warrants for up to 3,452,273 shares of common stock by way of a cashless exercise. The warrants have a down-round provision whereby the exercise price of the warrants are adjusted to the lowest offering price of any options, warrants or shares issued subsequent to the issuance of these warrants (the “Down-Round Provision”) (Note 12).

The warrants were determined to be a derivative under ASC 815; therefore, at initial measurement, the proceeds were allocated to the warrants first and any residual proceeds to the loan.

At issuance date, the fair value of the warrants was $5,128,110 and a value of $Nil was allocated to the loan. A financing charge of $3,128,110 was recorded on the transaction.

On September 8, 2014, the Company entered into a Second Amendment Agreement (the “September Amendment”) to extend the maturity of the First KF Loan to January 15, 2016, and replace 18 equal monthly installments with a one-time payment of principle and accrued interest. Furthermore, the Company was given an option to further extend the repayment of the First KF Loan to January 15, 2017.

The extension to January 15, 2017, may be granted upon the Company issuing to the Lender additional share purchase warrants (the “Extension Warrants”) that will equal to one-half of the outstanding principal and unpaid interest as at January 15, 2016. The Extension Warrants will have an initial exercise price of $0.50 per share expiring on September 1, 2021.

As consideration for the September Amendment, the Company issued to the Lender additional warrants for the purchase of up to 2,350,000 shares (the “September Warrants”), with an initial exercise price of $0.50 per share and expiring on January 15, 2019, with cashless exercise rights for up to 1,175,000 shares. In addition, the Company agreed to decrease the exercise price for all warrants previously issued to the Lender under the First KF Loan (the “Amended Warrants”) from $1.00 per share to $0.50 per share and extend the expiration date of warrants for up to 2,450,000 shares of the Company’s common stock from January 15, 2015 to January 15, 2016. The 2,350,000 warrants also have the Down-Round Provision (Note 12).

The incremental increase in the fair value of the Amended Warrants and the fair value of the September Warrants was determined to be $1,477,842 and has been recorded as a financing cost.

During the year ended December 31, 2014, the Company recognized accretion expense of $567.

At December 31, 2014, the fair value of the derivative liability associated with the warrants was $1,203,944.

The fair values of the warrants and adjustments were determined using the Black-Scholes option pricing model at the grant date using the following assumptions:

Expected Warrant Life	0.35-4.36 years
Risk-Free Interest Rate	0.02%-1.24%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	43%-362%

Second KF Business Ventures Loan Agreement

On July 28, 2014, the Company entered into a second loan agreement with the Lender (the “Second KF Loan Agreement”). Under the Second KF Loan Agreement, the Lender agreed to lend to the Company $2,400,000 (the “Second KF Loan”), to be advanced in eight equal instalments of $300,000 each, commencing on September 1, 2014, and on the first day of each consecutive calendar month thereafter until fully advanced.

As of December 31, 2014, the Company received $1,200,000 under the Second KF Loan Agreement, the remaining $1,200,000 was recorded as a loan receivable. Subsequent to the year ended December 31, 2014, the full amount of the loan has been received (Note 14).

The initial maturity date under the Second KF Loan Agreement is January 15, 2016, which can be extended to January 15, 2017. The Second KF Loan is unsecured and has an effective interest rate of 1,729%.

The extension may be granted upon the Company issuing to the Lender additional share purchase warrants (the “Extension Warrants”) that will equal to one-half of the outstanding principal and unpaid interest as at January 15, 2016. The Extension Warrants will have an initial exercise price of $0.50 per share and expiring on September 1, 2021.

In consideration for the Second KF Loan Agreement, the Company issued to the Lender non-transferrable share purchase warrants for a total of 9,600,000 shares of the Company’s common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019 (Note 12). The Lender may choose to exercise the warrants for up to 4,800,000 shares of common stock by way of a cashless exercise. The warrants have the Down-Round Provision (Note 12).

The warrants were determined to be a derivative under ASC 815; therefore, at initial measurement, the proceeds were allocated to the warrants first and any residual proceeds to the loan.

At issuance date, the fair value of the warrants was $5,388,652 and a value of $Nil was allocated to the loan. A financing charge of $2,988,652 has been recorded on the transaction.

During the year ended December 31, 2014, the Company recognized accretion expense of $36.

At December 31, 2014, the fair value of the derivative liability associated with the warrants was $1,787,241.

The fair value of all the warrants issued under the Second KF Loan Agreement was calculated using the Black-Scholes option pricing model at the grant date using the following assumptions:

Expected Warrant Life	5.1 years
Risk-Free Interest Rate	1.73%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	330%

A summary of the derivative liability associated with the warrants under the First and Second KF Loan Agreements is as follows:

	Fair value at issuance	Incremental increase in fair value for modification	Change on revaluation at reporting date	Total fair value at December 31, 2014
2,200,000 warrants issued January 15, 2014	1,177,332	405,282	(1,477,320)	105,294
4,000,000 warrants issued January 15, 2014	3,495,620	190,990	(3,079,841)	606,769
250,000 warrants issued March 10, 2014	96,231	46,055	(130,321)	11,965
454,546 warrants issued March 10, 2014	358,927	21,703	(311,679)	68,951
9,600,000 warrants issued July 28, 2014	5,388,652	--	(3,601,411)	1,787,241
2,350,000 warrants issued September 8, 2014	813,812	--	(402,847)	410,965
Total	11,330,574	664,030	(9,003,419)	2,991,185

KF Business Ventures Deferred Financing Costs

The Company recorded $25,000 in legal fees associated with securing both KF Loans. These fees are amortized over the remaining life of the loans at $1,613 per month; as of December 31, 2014, the Company recorded $4,839 financing costs associated with the amortization of these legal fees.

NOTE 11 - IMPAIRMENT OF LOAN

During the year ended December 31, 2014, the Company advanced a total of $150,000 to its former subsidiary, New World Technologies Group Inc. The loans bear interest at 6% per year compounded monthly and are due on demand. At December 31, 2014, the amount receivable was impaired due to uncertainty of collectability.

NOTE 12 - SHARE CAPITAL

On January 31, 2013, the Company issued 100,000 shares with a fair value of $53,000 for the purchase of the GTM Contracts (Note 6).

On February 5, 2013, the Company issued 154,000,000 shares with a fair value of $81,620,000 as consideration for the Employment Agreement. These shares were held in escrow until March 10, 2014, when in consideration for the Technology transferred by the Executive to the Company (Notes 4 and 7), the Company agreed to release, from escrow, 54,000,000 shares and cancel remaining 100,000,000 shares. The fair value of the 54,000,000 shares was recorded as $52,380,000.

On July 1, 2013, the Company issued 150,000 common shares with a fair value of $46,500 in consideration for consulting and web design services.

On April 1, 2014, the Company recorded an obligation to issue 51,000 shares of its common stock with a fair value of $46,410 for the consulting and website design services. As of December 31, 2014, these shares remained unissued.

On September 3, 2014, pursuant to the Consulting Agreement with the Consultant for investor relations services, the Company issued 100,000 shares of its common stock with a fair value of $47,000 (Note 4).

Warrants

On January 15, 2014, in consideration for the First KF Loan the Company issued to KF Business Ventures LP non-transferrable share purchase warrants for a total of 6,200,000 shares of the Company’s common stock, exercisable at a price of $1.00 per share (collectively, the “Warrants”).  Warrants for 2,200,000 shares of the Company’s common stock were expiring on January 15, 2015, and Warrants for 4,000,000 shares of the Company’s common stock expire on January 15, 2018. The Warrants may be exercised by way of a cashless exercise for a total of up to 3,100,000 shares (Note 10).

On March 10, 2014, in consideration for the March Amendment, the Company issued to the Lender additional non-transferrable share purchase warrants for a total of 704,546 shares of the Company’s common stock with an exercise price of $1.00 per share (collectively, the “Additional Warrants”).  The Additional Warrants to purchase a total of 250,000 shares of the Company’s common stock were expiring on January 15, 2015, with the remaining 454,546 Additional Warrants expiring on January 15, 2018.  The Additional Warrants may be exercised by way of a cashless exercise for a total of up to 352,273 shares (Note 10).

On March 10, 2014, in consideration for the Management Consulting Agreement with the Executive, the Company issued non-transferrable share purchase warrants to purchase a total of 10,000,000 shares of the Company’s common stock with an initial exercise price of $1.00 per share. The warrants expire on March 10, 2017. The Executive may choose to exercise the warrants for up to 5,000,000 shares of common stock by way of a cashless exercise (Note 4).

On July 28, 2014, in consideration for the Second KF Loan Agreement, the Company issued to the Lender non-transferrable share purchase warrants for a total of 9,600,000 shares of the Company’s common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019. The Lender may choose to exercise the warrants for up to 4,800,000 shares of common stock by way of a cashless exercise (Note 10).

On September 3, 2014, pursuant to the Consulting Agreement with an unrelated party for investor relations services the Company issued non-transferrable warrants to purchase up to 250,000 shares of its common stock at an exercise price of $0.50 per share, expiring on August 1, 2018. The warrants are subject to earlier termination in the event that the Consulting Agreement is terminated prior to September 3, 2015 (Note 4).

On September 8, 2014, as consideration for the September Amendment, the Company agreed to extend the expiration date for 2,450,000 warrants previously issued to the Lender under the First KF Loan Agreement and the First Amendment from January 15, 2015 to January 15, 2016, and decrease the exercise price for all warrants previously issued to the Lender from $1.00 per share to $0.50 per share (Note 10).

In addition, the Company issued to the Lender additional warrants for the purchase of up to 2,350,000 shares of the Company’s common stock, with an initial exercise price of $0.50 per share and expiring on January 15, 2019, with cashless exercise rights for up to 1,175,000 shares (Note 10).

Details of warrants outstanding as at December 31, 2014 are as follows:

Exercise price	Expiry date	Number of warrants outstanding
$0.50	January 15, 2016	2,450,000
$1.00	March 10, 2017	10,000,000
$0.50	January 15, 2018	4,454,546
$0.50	August 1, 2018	250,000
$0.50	January 15, 2019	2,350,000
$0.50	September 1, 2019	9,600,000
		29,104,546

A continuity of warrants for the year ended December 31, 2014 is as follows:

Number of warrants
Warrants outstanding, December 31, 2013	-
Warrants issued	29,104,546
Warrants outstanding, December 31, 2014	29,104,546

At December 31, 2014, the weighted-average exercise price and remaining contractual life of the outstanding share purchase warrants were $0.67 and 3.20 years, respectively.

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

The Company reserved a total of 13,200,000 shares of its common stock for issuance under the 2014 Plan. However, under the terms of the 2014 Plan, at any time after January 1, 2015, the Company can increase the number of authorized shares available under the 2014 Plan up to 15% of the total number of shares of common stock then outstanding.

On September 8, 2014, the Company granted options to acquire up to 2,500,000 shares of the Company’s common stock to a Director (the “Options”). These Options were issued under the 2014 Plan.  The Options vest at a rate of 500,000 shares per year, beginning September 1, 2014, and have initial exercise price of $0.50 per share. The Options will expire 5 years after the vesting date thereof (Note 3). During the year ended December 31, 2014, the Company expensed stock based compensation of $298,387 associated with this grant.

On December 1, 2014, the Company granted options to acquire up to 100,000 shares of the Company’s common stock at an initial exercise price of $0.50 per share to the CEO and President of the Subsidiary. These Options were issued under the 2014 Plan (Note 14). The Options vest on December 1, 2015, and will expire on December 1, 2020, subject to certain early termination conditions. Company recorded $2,137 as stock based compensation associated with the fair value of these options.

NOTE 13 - INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	December 31, 2014	December 31, 2013
Net and comprehensive loss	$(61,763,070)	$(2,192,403)
Statutory tax rate	43.7%	43.7%
Expected income tax recovery	(26,990,462)	(958,080)
Permanent differences	2,543,068	--
Difference in foreign tax rates	(3,217)	--
Change in valuation allowance	24,450,611	958,080
Income tax recovery	$--	$--

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	December 31, 2014	December 31, 2013
Deferred income tax assets
Non-capital losses carried forward	$4,460,044	$1,393,140
Intangible asset	21,383,707	--
Less: Valuation allowance	(25,843,751)	(1,393,140)
Net deferred income tax assets	$--	$--

At December 31, 2014 and 2013, the Company had a deferred tax asset that related to net operating losses. A full valuation allowance has been established; as management believes it is more likely than not that the deferred tax asset will not be realized.

As at December 31, 2014, the Company has net operating loss carry forwards of approximately $10,200,000 (2013 - $3,200,000) to reduce future federal and state taxable income. These losses expire by 2034.

The Company is not currently subject to any income tax examinations by any tax authority. Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

NOTE 14 - SUBSEQUENT EVENTS

Employment Agreement with Anders Karlsson

On January 6, 2015, the Subsidiary entered into an employment agreement effective as of December 1, 2014, with Anders Karlsson for $120,000 per annum. Under the terms of the employment agreement, Mr. Karlsson agreed to act as the Subsidiary’s President and Chief Executive Officer.  The monthly salary is payable retroactively, beginning as of December 1, 2014. In addition, the Company granted Mr. Karlsson options to purchase up to 100,000 shares at $0.50 per share. The options vest on December 1, 2015 and will expire on December 1, 2020.

Extension of the LMS Agreement

On January 20, 2015, the Company entered into an agreement with LMS Ship Management Inc. (“LMS”) dated as of January 12, 2015, extending the deadline for LMS to purchase up to 40 additional DSOX Systems.

Employment Agreement with Anders Aasen

On March 6, 2015, the Company entered into an employment agreement (the “Aasen Agreement”) with Anders Aasen, pursuant to which Mr. Aasen has agreed to join the Company as its Chief Executive Officer and a Director, effective on March 23, 2015. Mr. Aasen succeeded Rasmus Norling as the Company’s CEO.

Mr. Aasen is entitled to an annual base salary of $270,000 per year beginning March 23, 2015. In addition to the base salary, the Company granted Mr. Aasen options to purchase up to 3,000,000 restricted shares of the Company’s common stock at an initial exercise price of $0.50 per share. 1,000,000 of the options vested on March 23, 2015. The remaining 2,000,000 options will vest at a rate of 500,000 shares per year, beginning March 23, 2016. Upon a change-in-control, any options that have not vested will immediately vest and become exercisable.  The options will expire 5 years after the vesting date.

Loan Receivable

Subsequent to the year ended December 31, 2014, the full amount of the loan receivable of $1,200,000 has been received (Note 10).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, it was found that the internal controls can be relied upon.

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

ITEM 9B. OTHER INFORMATION

On March 6, 2015, we appointed Anders Aasen as our Chief Executive Officer and as a member of our Board of Directors.  Mr. Aasen succeeded Rasmus Norling as our CEO, who continues to act as our President and as our Chief Technical Officer and as a member of our Board of Directors.  On March 12, 2015, we filed a report on Form 8-K disclosing the anticipated appointment of Mr. Aasen as our CEO effective March 23, 2015.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Each of our directors holds office until the earlier of (i) our  next annual meeting of our stockholders, (ii) that director’s successor has been elected and qualified, or (iii) that director resigns.  Each of our executive officers are appointed by our Board of Directors and holds office until he resigns or is removed by the Board.

Our management team is listed below:

Name	Position(s)
Anders Aasen	Chief Executive Officer and Director
Rasmus Norling	President, Chief Technical Officer and Director
Joao (John) da Costa	Chief Financial Officer, Treasurer, Corporate Secretary and Director
Jeffrey Buczek	Vice President of Engineering and Director
Mitchell Miller	Senior Vice President of Business Development and Director
Robert Kopple	Chairman and Director

Anders Aasen: Mr. Aasen (48) was appointed as our Chief Executive Office, and as a member of our Board of Directors, on March 23, 2015. Mr. Aasen has 25 years of maritime experience, of which 24 years include various positions he held at Royal Caribbean Cruises Ltd. (“RCL”). For the past eight years, Mr. Aasen served as Associate Vice President of Global Marine Technical Services at RCL, where he was responsible for technical services for the entire RCL fleet consisting of six different brands with a total of 43 vessels.  Mr. Aasen successfully led RCL’s technical support department and had assembled and led a team of 32 industry specialists in electrical systems, HVAC, power plant, Azipods, LSA, piping and water production systems, galley systems and recreational water facilities. Additionally, Mr. Aasen was responsible for the RCL’s Maintenance Team (riding crew) consisting of 430 global personnel. Mr. Aasen’s past responsibilities at RCL included everything from on board operations, new build and design, and research and development.

Rasmus Norling: Mr. Norling (42) has acted as a member of our Board of Directors since February 6, 2013, as our President since April 16, 2014, and as our Chief Technical Officer since September 9, 2013.  Mr. Norling previously acted as our President from February 6, 2013 to September 9, 2013, and as our Chief Executive Officer from February 6, 2013 to September 9, 2013 and from May 16, 2014 to March 23, 2015.  Prior to joining our Company, Mr. Norling was the Manager of Research and Development of Marine Technical Services at Royal Caribbean International, Ltd., where he had been employed from May 2000 until December 2012. During his employment at Royal Caribbean, Mr. Norling also held positions as Manager of Research and Development of Environmental Technologies, Manager of Research and Development of Energy Optimization, Ship Manager of Marine Operations, and Chief Engineer.

Joao (John) da Costa: Mr. da Costa (50) has been our CFO, Treasurer, Corporate Secretary and a member of our Board of Directors since May 2002. Mr. da Costa previously acted as our Chief Executive Officer and President from February 2006 until May 2012. Mr. da Costa has more than twenty years of experience providing bookkeeping and accounting services to both private and public companies and is the founder and president of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003.  In addition to Triton Emission Solutions Inc., Mr. da Costa currently serves as the CFO, Treasurer and a director of Red Metal Resources Ltd., a company reporting under the Exchange Act and engaged in the business of acquiring and exploring mineral claims.  Mr. da Costa also currently serves as the CFO, Secretary and a director of Kesselrun Resources Ltd., a Canadian reporting company listed on the TSX Venture Exchange. Mr. da Costa is also a director, CFO and Secretary of Turquoise Capital Corp., a Capital Pool Company pursuant to the policies of the TSX Venture Exchange. From August 2006 until December 2011, Mr. da Costa served as the Treasurer of Rock City Energy Corp., an oil and gas exploration company previously reporting under the Exchange Act; and from October 2010 to May 2011, Mr. da Costa served as a director of Live Current Media Inc., a company that operated a number of e-commerce websites that was previously reporting under the Exchange Act.

Jeffery Buczek: Mr. Buczek (46) was appointed as our Vice President of Engineering, and as a member of our Board of Directors, on September 9, 2013. Mr. Buczek joins the Company after being employed since May 2011 as a Research and Development Engineer and Engineering Project Planner in Global Marine Technical Services for Royal Caribbean International, Ltd. During his employment at Royal Caribbean Mr. Buczek managed and coordinated various aspects of new R&D projects from planning, installation and testing through commissioning and class approval. Before Royal Caribbean Mr. Buczek was employed with Motorola, Inc. as a Lead Design and Development Engineer and Engineering Team Manager and with Ford Motor Company as Mechanical and Robotics Engineer. Mr. Buczek received a Master’s Degree in Mechanical Engineering in 1992 and a Bachelor’s Degree in Mechanical Engineering in 1989 from Penn State University.

Mitchell Miller: Mr. Miller (56) has been a member of our Board of Directors since May 11, 2012.  On June 25, 2014, Mr. Miller was appointed Senior Vice President of Business Development. Mr. Miller previously acted as our CEO and President from May 11, 2012 until February 6, 2013. Since November 2007 Mr. Miller has been the principal, founder and the former Chief Executive Officer of H2 Energy Solutions, Inc., a master distributor for Altergy Systems, Inc., a mass producer of hydrogen fuel cells which is an alternative source for electrical energy. His expertise is in the development of distribution markets both domestically and internationally including India, Latin America, the Middle East and Russia. Mr. Miller's marketing and management experience include commercial banking, international business development, marketing, logistics, and franchising.

Robert Kopple:  Mr. Kopple (71) was appointed as Chairman of our Board of Directors on September 8, 2014,  pursuant to the terms of the Second KF Loan Agreement. Mr. Kopple is an experienced investor, businessman, and lawyer who co-founded the firm Kopple and Klinger in 1992 where he advises and assists clients with complex estate and gift tax issues and issues in the transfer of family wealth and family businesses. Mr. Kopple represents non-citizens and non-residents of the United States in a variety of challenging estate and tax issues.  Prior to co-founding Kopple and Klinger in 1992, Mr. Kopple practiced at a top national law firm in their Los Angeles office.  In addition, Mr. Kopple manages interests in real estate and operating companies. He has provided equity and debt financing for a number of both public and private businesses and serves on the board of directors of several corporations.

Significant Employees

Anders Karlsson: We currently employ Mr. Karlsson through our wholly owned subsidiary, Triton Emission Solutions International AB. Mr. Karlsson’s experience encompasses over two decades of working with engine and plant designs and projects in various companies in the energy sector, including project management for large power plants based on steam and gas turbines. Mr. Karlsson received his degree in Engineering with a concentration in Energy Technology from Umeå University in 1985.

Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Triton Emission Solutions Inc. to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, none of Triton’s directors or officers has been:

•

a person against whom a bankruptcy petition was filed;

•

a general partner or executive officer of any partnership, corporation or business association against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

•

convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or commodities trading or banking activities;

•

subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of (1) any court of competent jurisdiction, permanently or temporarily enjoining him or otherwise limiting him from acting, or (2) any Federal or State authority barring, suspending or otherwise limiting for more than 60 days his right to act, as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

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

o

any Federal or State securities or commodities law or regulation, or

o

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

o

any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC.  Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a).  Based on our review of the copies of such forms received by us, the following persons have, during the fiscal year ended December 31, 2014, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Robert C. Kopple Chairman, Director and Greater than 10% Beneficial Owner	3(1)(2)(3)	4	nil
Jeffrey M. Buczek Vice President of Engineering and Director	1(4)	nil	nil

(1)

On or about September 8, 2014, we issued to KF Business Ventures, LP (“KFBV”) warrants to purchase up to 2,350,000 shares of our common stock as required under the terms of the second amendment to the First KF Loan Agreement.  The Form 4 required to be filed by Mr. Kopple as a result of the issuance of these warrants was filed on September 19, 2014.

(2)

On or about September 8, 2014, we granted to Mr. Kopple options to acquire up to 2,500,000 shares of our common stock under our 2014 Stock Option Plan in connection with his appointment as a member of our Board of Directors and as our Chairman.  The Form 4 required to be filed by Mr. Kopple as a result of the grant of these options was filed on October 3, 2014

(3)

Mr. Kopple was late filing a Form 4 reflecting two open market transactions that took place on February 12 and 13 of 2015.

(4)

At the time of the filing of the Form 3 Mr. Buczek did not include certain shares acquired by him prior to joining our Company.  An amendment to Mr. Buczek’s Form 3 was filed on March 16, 2015 to correct this error.

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

Identification of Audit Committee

We do not have a separately-designated standing audit committee. Rather, our entire Board of Directors performs the required functions of an audit committee.

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

As of December 31, 2014, we did not have a written audit committee charter or similar document and have not adopted any specific policies or procedures for the engagement of non-audit services.

Audit Committee Financial Expert

John da Costa, our Chief Financial Officer and a member of our Board of Directors qualifies as an “audit committee financial expert”, as defined by Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. Notwithstanding the fact that Mr. da Costa is not an independent director, we believe that his experience in preparing, analyzing and evaluating financial statements, as well as his knowledge of public company reporting will provide us with the guidance we need until we are able to expand our board to include independent directors who have the knowledge and experience to serve on an audit committee.

Code of Ethics

We have adopted a Code of Ethics that applies to all our executive officers and employees, including our CEO and CFO. See Exhibit 14.1 - Code of Ethics for more information. We believe that our Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Rasmus Norling CEO, President and CTO*	2013 2014	nil 99,144	180,000 nil	81,620,000(1) nil	nil 7,168,224(2)	nil nil	nil nil	45,000(3) 157,500(3)	81,845,000 7,424,868
Mitchell Miller Senior VP of Business Development	2013 2014	nil 67,500	nil nil	nil nil	nil nil	nil nil	nil nil	25,000 180,000 (4)	25,000 247,500
John da Costa CFO, Treasurer and Secretary	2013 2014	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	210,000 332,500(5)	210,000 332,500
Jeffery Buczek VP Engineering	2013 2014	nil 35,001	nil nil	nil nil	nil nil	nil nil	nil nil	45,001 105,003(6)	45,001 140,004
Brad Eckenweiler Former CEO	2013 2014	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil 252,000(7)	nil 252,000
James Pakulis Former President	2013 2014	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil 15,000(8)	nil 15,000

*

Mr. Norling resigned as our Chief Executive Officer on March 23, 2015, upon the appointment of Anders Aasen to that position.

(1)

Stock awards for 2013 represent the value assigned to 154,000,000 shares of Custodial Stock issued pursuant to Mr. Norling’s previous employment agreement.  No shares of Custodial Stock became eligible for release to Mr. Norling during or after fiscal 2013.  As further described below, on March 10, 2014, Mr. Norling’s previous employment agreement was cancelled and we cancelled 100,000,000 shares of Custodial Stock.  The remaining 54,000,000 shares of the Custodial Stock were released to Mr. Norling in consideration for the transfer by him to us of certain technology rights.

(2)	Stock option awards for 2014 represent the value assigned to the warrants to acquire up to 10,000,000 shares of our common stock issued pursuant to Mr. Norling’s Management Consulting Agreement.
(3)

$157,500 paid to Mr. Norling during the year ended December 31, 2014 represents management and consulting fees pursuant to Norling Management Consulting Agreement. $45,000 paid to Mr. Norling during the year ended December 31, 2013 consist of $15,000 paid to Norling Inc., a company of which Mr. Norling is the sole owner of, for consulting services and $30,000 paid to Mr. Norling for ship survey fees.

(4)	Represents fees paid or accrued to Mr. Miller for management services provided during the year under Mr. Miller’s Management Consulting Agreement.
(5)

Represents $265,000 we paid to Da Costa Management Corp., of which John da Costa is the sole director and shareholder of, for professional, administrative and accounting services. The remaining $67,500 represents management fees we paid directly to Mr. da Costa pursuant to Mr. da Costa’s Management Consulting Agreement.

(6)	Represents amounts paid or accrued to Mr. Buczek for engineering services.
(7)	Represents cash severance payment of $252,000, which we made to Brad Eckenweiler upon his resignation as our Chief Executive Officer and director on May 16, 2014.
(8)	Represents amounts paid or accrued to Mr. Pakulis for consulting services.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unvested stock awards for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2014.

OPTION AWARDS
Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Vest Date	Option Expiration Date
Rasmus Norling	10,000,000(1)	-	$1.00	10-Mar-14	10-Mar-17
CEO, President,
CTO
and Director*

Mitchell Miller	nil	-	-	-	-
Senior VP of
Business Development
and Director

Joao (John) da Costa	nil	-	-	-	-
CFO, Treasurer,
Secretary and Director

Jeff Buczek	nil	-	-	-	-
VP of Engineering and
Director

*

Mr. Norling resigned as our Chief Executive Officer on March 23, 2015, upon the appointment of Anders Aasen to that position.

(1)

Represents warrants issued to Mr. Norling under his Management Consulting Agreement, entered into on March 10, 2014.

Executive Officer Employment / Consulting Agreements

Aside from the agreements described below, there are no employment agreements between us and any other named executive officers, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officers which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Triton or from a change in a named executive officer’s responsibilities following a change in control.

Cancellation of Norling Employment Agreement, and Entry into Consulting and Other Agreements

On March 10, 2014, we cancelled and terminated the terms of Mr. Norling’s previous employment agreement and instead entered into a Management Consulting Agreement with Mr. Norling. Under the terms of his Management Consulting Agreement, Mr. Norling agreed to continue to act as our Chief Technical Officer and was entitled to a consulting fee of $22,500 per month starting March 1, 2014.  In addition, we issued to Mr. Norling warrants to purchase up to 10,000,000 shares of our common stock at an initial exercise price of $1.00 per share (the “Norling Warrants”).  The Norling Warrants are exercisable for a period of three years provided that, if Mr. Norling ceases to act for us:

(a)

for a reason involving fraud, breach of contract or failure to follow the directives of our Board of Directors, the Norling Warrants will expire 30 days after Mr. Norling ceases to act for us, and

(b)

for any other reason, the Norling Warrants will expire 90 days after Mr. Norling ceases to act for us.

The Norling Warrants may be exercised by way of a cashless exercise for up to 5,000,000 shares of common stock.

On October 1, 2014, we implemented a payroll system whereby majority of our officers and management team, who are US Citizens, were required to be treated as employees, requiring the Company to withhold and remit to IRS payroll taxes associated with their employment. As such, we began treating Mr. Norling as an employee rather than an independent consultant. Mr. Norling is employed on substantially the same terms as set out in his Management Consulting Agreement, including his gross salary of $22,500 per month.

Management Consulting Agreements with Joao (John) da Costa and Mitchell Reed Miller

On June 25, 2014, we entered into a three-year management consulting agreement with Joao (John) da Costa, our Chief Financial Officer. Under the terms of his agreement, Mr. da Costa is entitled to a consulting fee of $7,500 per month.

Also on June 25, 2014, we entered into a management consulting agreement with Mitchell Reed Miller, who agreed to act as our Senior Vice President of Business Development for a term of three years, expiring on June 25, 2017. Mr. Miller is entitled to a consulting fee of $22,500 per month. As of October 1, 2014, we began treating Mr. Miller as our employee rather than an independent consultant. Mr. Miller is employed on substantially the same terms as set out in his Management Consulting Agreement, including his gross salary of $22,500 per month.

Employment Agreement with Anders Aasen

On March 6, 2015, we entered into an employment agreement with Anders Aasen, pursuant to which Mr. Aasen agreed to join the Company as our Chief Executive Officer and a director, effective March 23, 2015. Mr. Aasen is entitled to an annual base salary of $270,000 per year beginning March 23, 2015. In addition to the base salary, we granted to Mr. Aasen options (the “Aasen Options”) to purchase up to 3,000,000 restricted shares of our common stock at an initial exercise price of $0.50 per share out of the Company’s 2014 Stock Option Plan. The Aasen Options to acquire up to 1,000,000 shares of our common stock vested on March 23, 2015. Remaining Aasen options to acquire up to 2,000,000 shares of our common stock will vest at a rate of 500,000 shares per year, beginning March 23, 2016. Upon a change-in-control, any options that have not vested will immediately vest and become exercisable.  The Aasen Options will expire 5 years after the vesting date thereof.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our December 31, 2014, fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2).  Compensation paid to directors who were also named executive officers during our December 31, 2014 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert C. Kopple(1)	nil	nil	$298,387	nil	nil	nil	$298,387

(1)

On September 8, 2014, we issued to Mr. Kopple options to purchase up to 2,500,000 shares of our common stock under our 2014 Stock Option Plan (the “Kopple Options”).  The cost assigned to the Kopple Options during the year ended December 31, 2014, was calculated to be $298,387 using the Black-Scholes option pricing model at the grant date.  The Kopple Options vest at a rate of 500,000 shares per year, beginning September 1, 2014, provided that any unvested options will immediately vest and become exercisable upon Mr. Kopple’s resignation, death, incapacity or failure to serve as a director and Chairman of our Board of Directors other than as a result of a removal for cause or a failure to be re-elected resulting from Mr. Kopple’s refusal to stand for re-election or if Mr. Kopple or his affiliates fail to vote their respective shares in favor of Mr. Kopple’s re-election or re-appointment.  The initial exercise price of the Kopple Options is $0.50 per share, but is subject to adjustment in the event that we subsequently issue any shares of our common stock or any options, warrants, convertible instruments or similar instruments at a purchase, exercise or conversion price less than $0.50 per share.  The Kopple Options expire five years after the vesting date thereof.

Other than the options granted to Mr. Kopple, we do not have any compensation arrangements with Mr. Kopple for acting as a member of our Board or as our Chairman.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following tables set forth certain information concerning the number of shares of our common stock owned beneficially as of April 10, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following tables does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.  As of April 10, 2015, there were 88,095,005 shares of our common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners (more than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Rasmus Norling 2067 Calle Espana Apt. 2 San Juan, Puerto Rico 09011	30,350,000(1)	30.9%
Common Stock	KF Business Ventures, LP 10866 Wilshire Boulevard Suite 1500 Los Angeles, California 90024	28,021,213 (2)	26.2%
Common Stock	Kopple Financial, Inc. 10866 Wilshire Boulevard Suite 1500 Los Angeles, California 90024	28,021,213 (2)	26.2%
Common Stock	Robert C. Kopple 10866 Wilshire Boulevard, Suite 1500 Los Angeles, California 90024	30,120,913(2) (3)	28.0%
Common Stock	Mitchell R. Miller 103 De Diego Avenue Unit 601 San Juan, PR 00911-3529	20,350,000	23.1%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Anders Aasen 2067 Calle Espana Apt. 2 San Juan, Puerto Rico 09011	1,000,000(4)	1.1%
Common Stock	Rasmus Norling 2067 Calle Espana Apt. 2 San Juan, Puerto Rico 09011	30,350,000(1)	30.9%
Common Stock	John da Costa 810 - 789 Pender Street West Vancouver, BC V6C 1H2	Nil	0%
Common Stock	Jeffery Buczek 1520 SW 55th Avenue Plantation, FL 33317	15,900	0%
Common Stock	Mitchell Miller 103 De Diego Avenue Unit 601 San Juan, PR 00911-3529	20,350,000	23.1%
Common Stock	Robert Kopple 10866 Wilshire Boulevard, Suite 1500, Los Angeles, California 90024	30,120,913 (2)(3)	28.0%
Common Stock	Directors and Executive Officers (as a group)	81,836,813	69.1%

(1)

30,350,000 shares listed as being held by Mr. Norling include non-transferrable warrants to purchase 10,000,000 shares of our common stock at initial exercise price of $1.00 per share which expire on March 10, 2017 (subject to earlier termination as set out in the terms of the warrants). Mr. Norling has the right to exercise these warrants by way of cashless exercise for up to 5,000,000 shares of our common stock.

(2)

KF Business Ventures, LP (“KFBV”) is the direct beneficial owner of 28,021,213 shares of our common stock.  Kopple Financial, as the sole general partner of KFBV, and Mr. Kopple, as the sole executive officer and sole director of Kopple Financial, are the indirect beneficial owners of our securities held directly by KFBV, with shared voting and dispositive power over those securities.  The shares beneficially owned by KFBV consist of (i) 9,166,667 shares of our common stock held directly by KFBV; (ii) warrants to purchase up to 2,450,000 shares of our common stock at a price of $0.50 per share, expiring January 15, 2016; (iii) warrants to purchase up to 4,454,546 shares of our common stock at a price of $0.50 per share, expiring January 15, 2018; (iv) warrants to purchase up to 2,350,000 shares of our common stock at a price of $0.50 per share, expiring January 15, 2019; and (v) warrants to purchase 9,600,000 shares of our common stock at a price of $0.50 per share, expiring September 1, 2019.

(3)

The shares beneficially owned by Mr. Kopple include (i) the shares beneficially owned by KFBV; (ii) 1,599,700 shares beneficially owned by Mr. Kopple as trustee for the E.L. II Properties Trust Dated 7/1/1983, over which Mr. Kopple has sole voting and sole dispositive power; and (iii) options to purchase up to 500,000 shares of our common stock exercisable at a price of $0.50 per share, expiring September 1, 2019.  In addition, we granted to Mr. Kopple options for the purchase of up to 2,000,000 additional shares of our common stock pursuant to the Company’s 2014 Stock Option Plan, which options vest at a rate of 500,000 shares on September 1 of 2015, 2016, 2017 and 2018, subject to certain early vesting provisions.  The shares issuable pursuant to these options have not been included in the shares beneficially owned by Mr. Kopple as they are not exercisable within the next 60 days, subject to the triggering of certain early vesting provisions.

(4)

The shares beneficially owned by Mr. Aasen represent options to purchase up to 1,000,000 shares of our common stock exercisable at a price of $0.50 per share, expiring March 23, 2020.  In addition, we granted Mr. Aasen options for the purchase of up to additional 2,000,000 shares of our common stock pursuant to the Company’s 2014 Stock Option Plan, which options vest at a rate of 500,000 shares on March 23 of 2016, 2017 2018, and 2019.  The shares issuable pursuant to these options have not been included in the shares beneficially owned by Mr. Aasen as they are not exercisable within the next 60 days, subject to the triggering of certain early vesting provisions.

Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of December 31, 2014, our most recent fiscal year end:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders (1)	12,850,000	$0.88	10,700,000

(1)

Includes options and warrants to purchase up to 10,350,000 shares of our common stock outside of our 2014 Stock Option Plan.

2014 Stock Option Plan

Effective September 8, 2014, our Board of Directors adopted our 2014 Stock Option Plan (the "2014 Plan"). The purpose of the 2014 Plan is to enhance the long-term stockholder value of the Company by offering opportunities to directors, officers, employees and eligible consultants of the Company (“Participants”) to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in the Company's growth and success, and to encourage them to remain in the service of the Company.

The 2014 Plan allows us to grant awards to our officers, directors and employees.  In addition, we may grant awards to individuals who act as our consultants, so long as those consultants do not provide services connected to the offer or sale of the Company’s securities in capital raising transactions and do not directly or indirectly promote or maintain a market for the Company’s securities.

A total of 13,200,000 shares of our common stock are available for issuance under the 2014 Plan. However, under the terms of the 2014 Plan, at any time after January 1, 2015, we may increase the authorized number of shares available under the 2014 Plan, provided that the total number of shares issuable under the 2014 Plan cannot exceed 15% of the total number of shares of common stock outstanding.

Awards under the 2014 Plan may be granted in the form of options to purchase shares of the Company’s common stock (“Option Awards”).  Option Awards may be made in the form of incentive stock options or non-qualified stock options. Incentive stock options granted under the 2014 Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the 2014 Plan must be approved by our stockholders within 12 months of its adoption. The 2014 Plan has not been approved by our stockholders and there is no assurance that the 2014 Plan will be approved by our stockholders. Non-qualified stock options granted under the 2014 Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.  Stock Awards may be made subject to such terms, conditions and restrictions as the plan administrator may, in its sole discretion, decide, including transfer restrictions and vesting provisions.

The exact terms of the options granted are contained in an option agreement between us and the person to whom such option is granted. Eligible employees are not required to pay anything to receive options. The exercise price for options intending to qualify as incentive stock options must be no less than 100% of the fair market value of our common stock on the date of grant. The exercise price for nonqualified stock options is determined by the Plan Administrator but may not be less than 75% of the fair market value of our common stock on the date of the grant.  Fair market value for purposes of the 2014 Plan is calculated based on the average price of our common stock during the 10 trading days prior to the grant date. An option holder may exercise options from time to time, subject to vesting.

Options and Warrants Granted to Consultants Outside of 2014 Plan

As at December 31, 2014, we had the following outstanding options and warrants issued outside of our 2014 Plan to certain consultants and employees in exchange for their services:

(1)

On or about March 10, 2014, in consideration for his agreement to act as our Chief Technical Officer, we issued to Rasmus Norling, warrants to purchase up to 10,000,000 shares of our common stock at a price of $1.00 per share, exercisable for a period ending on March 10, 2017.  These warrants are subject to the terms and conditions of our Management Consulting Agreement with Mr. Norling, entered into as of the same date and contain early termination provisions in the event that Mr. Norling ceases to provide services to us prior to the scheduled expiration date.

(2)

On or about September 3, 2014, we issued to an independent investor relations consultant warrants to purchase up to 250,000 shares of our common stock at a price of $0.50 per share, exercisable for a period ending on August 1, 2018.  These warrants are subject to the terms and conditions of our consulting agreement with the warrant holder and contain early termination provisions in the event that the consultant ceases to provide services to us prior to the scheduled expiration date.

(3)

On July 23, 2013, we entered into a six-months consulting agreement with an unrelated party for the total of $30,000. This contract may be settled by issuance of 100,000 shares of our common stock. As of the date of this Annual Report, these shares have not yet been earned or issued.

Changes in Control

We are not aware of any arrangements that may result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Our common stock is quoted on the OTC Link alternative trading system on the OTCQB marketplace, which does not have director independence requirements.  In determining whether any of our directors are independent, we have applied the definition of “independent director” in Section 803 of the NYSE MKT Company Guide.  We have determined that, under that definition, as of the date of this Annual Report on Form 10-K, none of our directors is independent.

Transactions with Related Persons

Since January 1, 2014, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Purchase of Technology Rights from Rasmus Norling

On March 10, 2014, pursuant to a Technology Transfer Agreement between us and Rasmus Norling, our President, Chief Technical Officer and a member of our Board of Directors, sold to us technology rights covering all technologies owned by him as of that date that relate to the abatement and reduction of emissions and exhausts from internal combustion engines through the pre-treatment of input fuels, the treatment of exhaust gases produced by such engines, or any combination thereof (collectively, the “Norling Emission Technologies”). These included all of Mr. Norling’s right in two patent applications filed by Mr. Norling that relate to the removal of sulfur from diesel fuel. In consideration for these technologies, we agreed to release to Mr. Norling 54,000,000 shares of Custodial Stock that were previously issued to Mr. Norling under his prior employment agreement with us. Under the Technology Transfer Agreement, Mr. Norling acknowledged and agreed that he was not entitled to the release of any of the Custodial Stock under his previous employment agreement and that the 54,000,000 shares were being released to Mr. Norling in consideration for the technology rights transferred to us. The remaining 100,000,000 shares of Custodial Stock issued to Mr. Norling under his prior employment agreement were subsequently surrendered and cancelled. In addition, we agreed to cancel the terms of his previous employment agreement with us, and entered into a Management Consulting Agreement with Mr. Norling, the terms of which are disclosed under Item 11 of this Annual Report on Form 10-K.

Loans from KF Business Ventures, LP

During the year ended December 31, 2014, we entered into two loan agreements with KF Business Ventures, LP (“KFBV”), pursuant to which KFBV agreed to lend us $2,000,000 under the First KF Loan and an additional $2,400,000 under the Second KF Loan.  Robert C. Kopple, our Chairman and a member of our Board of Directors, is the principal of KFBV.  As of December 31, 2014, we owed a total of $3,379,537 to KFBV under the terms of the First KF Loan and the Second KF Loan, consisting of the full principal amount of all advances made to that date plus accrued interest thereon.  Subsequent to our year end, KFBV advanced to us an additional $1,200,000 in principal under the terms of the Second KF Loan Agreement, bringing the total principal amount payable to KFBV under the First KF Loan and the Second KF Loan to $4,400,000.  A description of the First KF Loan and the Second KF Loan is provided under Item 7 of this Annual Report on Form 10-K.

Management Services to Da Costa Management Corp.

We pay Da Costa Management Corp. for administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer, Secretary and a member of our Board of Directors is the principal of Da Costa Management Corp.  Fees paid to Da Costa Management Corp. are in addition to any fees paid to Mr. da Costa under his Management Consulting Agreement with us.  During the year ended December 31, 2014, we paid to Da Costa Management $265,000 for services provided by them.  These amounts have been included in the Summary Compensation Table included under Item 11 of this Annual Report on Form 10-K. As of December 31, 2014, we were indebted to Da Costa Management Corp. in the amount of $703 for unpaid fees (2013 $5,405).

Jeffrey Buczek

As at December 31, 2014, we were indebted to Jeffrey Buczek, our VP of Engineering and a member of our Board of Directors, in the amount of $12,298.  This amount consists of reimbursable expenses Mr. Buczek incurred while working on the LMS Project which were associated with regular business expenses paid by Mr. Buczek on behalf of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Triton Emission Solutions’ audit of annual financial statements and for review of financial statements included in Triton Emission Solutions’ Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2014 - $53,067 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2013 - $31,028 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Triton Emission Solutions’ financial statements and are not reported in the preceding paragraph:

2014 - $0 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2013 - $0 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014 - $2,625 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2013 - $1,890 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014 - $0- Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2013 - $0 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Approval Policies and Procedures

We do not have a separately standing audit committee.  As such, our entire board of directors acts as our audit committee.  Our Board of Directors annually reviews the qualifications of our principal accountant and approves their engagement as our principal accountant prior to their engagement.  All of the non-audit services provided by our principal accountant were either pre-approved by our Board of Directors prior to engagement of the principal accountant for those services, or were approved by our Board of Directors prior to completion of their audit of our annual financial statements.  Fees paid for non-audit services in 2014 and 2013 constituted less than 5% of total fees paid to our principal accountants in those years.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Financial Statements

The financial statements of Triton Emission Solutions Inc. have been included in Item 8 above.

Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

Exhibits

All Exhibits required to be filed with the Form 10-K are included in this Annual Report or incorporated by reference to Triton Emission Solutions Inc.’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-33309 and SEC File Number333-66590.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.3	Certificate of Amendment to Certificate of Incorporation - Name Change to Poly Shield Technologies Inc.(7)
3.4	Certificate of Amendment to Certificate of Incorporation - Name Change to Triton Emission Solutions Inc.(29)
3.5	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(3)
10.4	Technology License Agreement with Option to Purchase dated March 12, 2012, between the Company, Teak Shield Corp., and Robert and Marion Diefendorf. (4)
10.5	Loan Agreement dated April 19, 2012, between GlobeTrac Inc. and Acamar Investments Inc.(4)
10.6	Acamar Promissory Note dated April 19, 2012, given the Company in favor of Acamar Investments, Inc.(4)
10.7	Security Agreement dated April 19, 2012, granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(4)
10.8	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(5)
10.9	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(5)
10.10	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(5)
10.11	Extension letter dated October 17, 2012, from Acamar Investments, Inc. (7)

Exhibit Number	Description of Exhibit
10.12	Amendment No. 1 to Loan Agreement and Promissory Note dated November 16, 2012, between the Company and Acamar Investments, Inc.(8)
10.13	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012. (9)
10.14	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.15	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.16	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.17	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.18	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.19	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS. (11)
10.20	Share Purchase Agreement dated April 8, 2013, between J. Douglas Faulkner and Poly Shield Technologies Inc.(12)
10.21	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(13)
10.22	Purchase and sale Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc. (14)
10.23	Divestiture and Share Purchase Agreement amongst Octavio Viveros, New World Technologies Group, Inc., and Poly Shield Technologies Inc. dated effective as of December 2, 2013. (15)
10.24	Addendum to December 1, 2012 Employment Agreement, dated effective as of December 30, 2013. (16)
10.25	Letter Agreement dated January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (17)
10.26	Loan Agreement dated as of January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (18)
10.27	Addendum No. 2 to December 1, 2012 Employment Agreement, dated effective as of February 28, 2014. (19)
10.28	Technology Transfer Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (20)
10.29	Management Consulting Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (20)
10.30	Amendment No. 1 to Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated effective as of March 10, 2014. (20)
10.31	Purchase and Services Agreement between Magical Cruise Company, Limited and Poly Shield Technologies Inc. dated effective as of April 15, 2014.(21)
10.32	Loan Agreement and Promissory Note dated April 17, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc. (22)
10.33	Loan Agreement and Promissory Note dated May 22, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc. (22)
10.34	Loan Agreement and Promissory Note dated June 30, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc. (22)
10.35	Amended and Restated Technology License Agreement among Poly Shield Technologies Inc., Teak Shield Corp., Marion Diefendorf and the Estate of Robert Diefendorf entered into on June 24, 2014. (22)
10.36	Management Consulting Agreement between Joao da Costa and Poly Shield Technologies Inc. dated effective as of June 25, 2014. (23)
10.37	Management Consulting Agreement between Mitchell Reed Miller and Poly Shield Technologies Inc. dated effective as of June 25, 2014. (23)
10.38	Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated July 28, 2014. (24)

Exhibit Number	Description of Exhibit
10.39	Management Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 3, 2014. (25)
10.40	Amendment No. 2 to that Loan Agreement dated January 15, 2014 between the Triton Emission Solutions Inc. and KF Business Ventures LP dated effective July 29, 2014.(26)
10.41	Amendment No. 1 to Sales and Purchase Agreement dated as of January 12, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.(27)
10.42	Employment Agreement dated March 6, 2015, and effective as of March 23, 2015, between Anders Aasen and Triton Emission Solutions Inc.(28)
14.1	Code of Ethics(2)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed as an exhibit to our Registration statement on Form SB-2 filed on August 2, 2001.
(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on April 15, 2003.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on November 14, 2005.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on December 31, 2011.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2012.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on July 13, 2012.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed on November 6, 2012.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on December 7, 2012.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on December 11, 2012.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2013.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2013.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 14, 2013.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on July 24, 2013.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on August 22, 2013.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2013.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on January 3, 2014.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2014.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2014.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2014.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on March 11, 2014.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2014.
(22)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on August 14, 2014.
(23)	Filed as an exhibit to our Current Report on Form 8-K filed on July 1, 2014.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on August 1, 2014.
(25)	Filed as an exhibit to our Current Report on Form 8-K filed on September 9, 2014.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on September 12, 2014.
(27)	Filed as an exhibit to our Current Report on Form 8-K filed on January 26, 2015.
(28)	Filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2015.
(29)	Filed as an exhibit to our Current Report on Form 8-K filed on August 27, 2014.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Triton Emission Solutions Inc. has caused this report to be signed on their behalf by the undersigned duly authorized persons.

TRITON EMISSION SOLUTIONS INC.

By:	/s/ Anders Aasen
Name:	Anders Aasen
Title:	Chief Executive Officer
Dated:	April 15, 2015

By:	/s/ John da Costa
Name:	John da Costa
Title:	Chief Financial Officer
Dated:	April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Triton Emission Solutions Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Anders Aasen	Chief Executive Officer,	April 15, 2015
Anders Aasen	(Principal Executive Officer)
and Member of the Board of Directors

/s/ Rasmus Norling	Chief Technical Officer,	April 15, 2015
Rasmus Norling	President
and Member of the Board of Directors

/s/ John da Costa	Chief Financial Officer,	April 15, 2015
John da Costa	(Principal Financial Officer and Principal Accounting Officer)
Corporate Secretary, Treasurer
and Member of the Board of Directors

/s/ Jeffrey Buczek	Vice President of Engineering	April 15, 2015
Jeffrey Buczek	and Member of the Board of Directors

/s/ Mitchell R. Miller	Senior Vice President of the Business Development	April 15, 2015
Mitchell R. Miller	and Member of the Board of Directors

/s/ Robert C. Kopple	Chairman	April 15, 2015
Robert C. Kopple	and Member of the Board of Directors