Form 10-Q
period 2015-03-31
Triton Emission Solutions Inc.
filed 2015-05-15
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER   000-33309

TRITON EMISSION SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0953557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 San Francisco Street, Suite 201
San Juan, Puerto Rico	00901
(Address of principal executive offices)	(Zip Code)

(800) 648-4287

(Registrant's telephone number, including area code)

Not Applicable

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 14, 2015, the Registrant had 88,095,005 shares of common stock outstanding.

i

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

Unless the context otherwise requires, all references in this report to “Triton,” “the Company,” “we,” “us,” or “our” are to Triton Emission Solutions Inc., collectively with its subsidiaries Ecolutions, Inc., Poly Shield Technologies (BVI) Ltd., Poly Shield Technologies (UK) Limited, and Triton Emission Solutions International AB.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	Unaudited
ASSETS

Current assets
Cash	$786,938	$560,144
Accounts receivable	10,326	3,975
Prepaids	51,873	62,554
Deferred financing costs	15,322	-
Loan receivable	300,000	1,200,000
Work in progress	450,846	337,471
	1,615,305	2,164,144

Deferred financing costs	-	20,161
Equipment	29,041	31,093
	$1,644,346	$2,215,398

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$112,981	$144,913
Accrued liabilities	102,298	68,914
Wages payable	18,694	55,895
Unearned revenue	2,075,000	2,075,000
Notes and advances payable	614,034	637,207
Due to related parties	15,003	21,767
Loan payable	4,568	-
Current portion of derivative liability	93,676	-
	3,036,254	3,003,696

Long-term loan	-	603
Derivative liability	2,089,049	2,991,185
Total liabilities	5,125,303	5,995,484

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 88,095,005 issued and outstanding at March 31, 2015 and December 31, 2014	88,095	88,095
Obligation to issue shares	46,410	46,410
Additional paid in capital	62,600,370	62,324,449
Accumulated deficit	(66,225,452)	(66,250,486)
Accumulated other comprehensive income	9,620	11,446
	(3,480,957)	(3,780,086)
	$1,644,346	$2,215,398

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	March 31,
	2015	2014

Consulting income	$13,467	$-
Survey income	-	15,000
Royalty income	1,692	9,948
Total revenues	15,159	24,948

Amortization	2,052	221,625
General and administrative expenses	462,419	536,442
Research and development	44,899	8,368
Royalty fee	-	25,000
Loss before other items	(494,211)	(766,487)

Other items
Accretion expense	(3,965)	(49,489)
Financing costs	(4,839)	-
Gain on change in fair value of derivative liability	808,460	-
Non-cash consulting fees	-	(9,677,730)
Interest expense	(4,490)	(63,616)
Stock-based compensation	(275,921)	-

Net income (loss)	$25,034	$(10,557,322)

Net income (loss) per share - basic and diluted	$0.00	$(0.06)

Weighted average number of shares outstanding - basic	88,095,005	170,217,227
Weighted average number of shares outstanding - diluted	88,355,531	n/a

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

						Accumulated
	Common shares		Obligation	Additional		Other
	Number of		to Issue	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Capital	Deficit	Income	Total

Balance at December 31, 2013	187,995,005	$ 187,995	$ -	$ 2,240,253	$ (4,487,416)	$ 11,665	$ (2,047,503)

Shares cancelled upon cancellation of employment agreement	(154,000,000)	(154,000)	-	154,000	-	-	-
Fair value of warrants issued on long-term financing	-	-	-	1,536,353	-	-	1,536,353
Fair value of warrants issued for consulting services	-	-	-	9,677,730	-	-	9,677,730
Shares issued for patents	54,000,000	54,000	-	52,326,000	-	-	52,380,000
Net loss for the three months ended March 31, 2014	-	-	-	-	(10,557,322)	-	(10,557,322)

Balance at March 31, 2014	87,995,005	87,995	-	65,934,336	(15,044,738)	11,665	50,989,258

Adjustment for fair value of warrants issued on long-term financing	-	-	-	(1,536,352)	-	-	(1,536,352)
Adjustment to fair value of warrants issued for consulting services	-	-	-	(2,509,507)	-	-	(2,509,507)
Fair value of stock-based compensation	-	-	-	300,524	-	-	300,524
Fair value of warrants issued for investor relations services	-	-	-	88,548	-	-	88,548
Shares issued for investor relations services	100,000	100	-	46,900	-	-	47,000
Obligation to issue shares	-	-	46,410	-	-	-	46,410
Net loss for the nine months ended December 31, 2014	-	-	-	-	(51,205,748)	-	(51,205,748)
Translation to reporting currency	-	-	-	-	-	(219)	(219)
Balance at December 31, 2014	88,095,005	88,095	46,410	62,324,449	(66,250,486)	11,446	(3,780,086)

Fair value of stock-based compensation	-	-	-	275,921	-	-	275,921
Net income for the three months ended March 31, 2015	-	-	-	-	25,034	-	25,034
Translation to reporting currency						(1,826)	(1,826)

Balance at March 31, 2015	88,095,005	$ 88,095	$ 46,410	$ 62,600,370	$(66,225,452)	$ 9,620	$ (3,480,957)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2015
	2015	2014

Cash flows used in operating activities

Net income (loss)	$25,034	$(10,557,322)

Non cash items
Accretion expense	3,965	49,489
Amortization	2,052	221,625
Consulting services	-	9,677,730
Financing costs	4,839	-
Foreign exchange gain	(27,663)	(10,953)
Gain on change in fair value of derivative liability	(808,460)	-
Stock-based compensation	275,921	-

Changes in operating assets and liabilities
Accounts receivable	(6,351)	(22,463)
Prepaids	10,681	110,711
Work in progress	(113,375)	(399,859)
Accounts payable	(31,932)	188,048
Accrued liabilities	33,384	65,134
Wages payable	(37,201)	-
Due to related parties	(6,764)	(52,123)
Accrued interest	4,490	63,616
Net cash used in operating activities	(671,380)	(666,367)

Cash flows from financing activities
Long-term loan	900,000	1,000,000
Notes and advances payable	-	48,286
Repayment of accrued interest on notes payable	-	(54,000)
Net cash provided by financing activities	900,000	994,286

Effects of foreign currency exchange	(1,826)	-

Net increase in cash	226,794	327,919
Cash, beginning	560,144	177,986
Cash, ending	$786,938	$505,905

Cash paid for:
Income tax	$-	$-
Interest	$-	$54,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Triton Emission Solutions Inc.’s main focus is the development and marketing of its proprietary DSOX Fuel Purification Systems, designed to remove sulfur from marine fuel and exhaust gases. The technology is currently aimed at the maritime industry which includes vessels for cruise-line, freight shipping and tanker companies.

Basis of presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  For further information, these unaudited interim consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014, included in the Company’s report on Form 10-K.

Reclassifications

Certain prior period amounts in the accompanying unaudited consolidated interim financial statements have been reclassified to conform to the current period’s presentation.  These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Going Concern

The accompanying unaudited consolidated interim financial statements have been prepared assuming the Company will continue as a going concern. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.  These unaudited interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Due to the Chief Executive Officer (“CEO”)	$6,997	$--
Due to a company controlled by the Chief Financial Officer (“CFO”)	703	703
Due to a former President	294	294
Due to a former CEO	2,656	2,656
Due to the former Vice President of Engineering	2,683	12,298
Due to the CEO and President of Subsidiary	1,670	5,816
Due to related parties	$15,003	$21,767

Amounts are unsecured, due on demand and bear no interest.

During the three months ended March 31, 2015 and 2014, the Company incurred the following expenses with related parties:

	March 31, 2015	March 31, 2014
Salary paid to the CEO	$7,159	$--
Fair value of options issued to the CEO (Note 7)	156,971	--
Administrative fees incurred to a company controlled by the CFO	22,500	75,000
Management fees incurred to the CFO	22,500	--
Management fees incurred to the Senior Vice President of Business Development	--	45,000
Salary paid to the Senior Vice President of Business Development	67,500	--
Consulting and survey fees incurred to the former Vice President of Engineering	--	35,001
Salary paid to the former Vice President of Engineering	35,001	--
Consulting and management fees incurred to the President and CTO	--	22,500
Fair value of warrants issued for consulting services to the President and CTO	--	9,677,730
Salary paid to the President and CTO	67,500	31,644
Fair value of options issued to a Director and Chairman (Note 7)	114,098	--
Salary paid to the President and CEO of the Subsidiary	27,882	--
Fair value of options issued to the President and CEO of the Subsidiary	4,852	--
Consulting fees incurred to the former President	--	15,000
Total transactions with related parties	$525,963	$9,901,875

NOTE 3 - EMPLOYMENT AGREEMENTS

Employment Agreement with CEO

On March 6, 2015, the Company entered into an employment agreement (the “Aasen Agreement”) with Mr. Aasen, pursuant to which Mr. Aasen has agreed to join the Company as its Chief Executive Officer and a Director, effective on March 23, 2015. Mr. Aasen is entitled to an annual base salary of $270,000 per year beginning March 23, 2015. In addition to the base salary, the Company granted Mr. Aasen options to purchase up to 3,000,000 restricted shares of the Company’s common stock at an exercise price of $0.50 per share (the “Aasen Options”). 1,000,000 of the Aasen Options vested on March 23, 2015. The remaining 2,000,000 Aasen Options will vest at a rate of 500,000 shares per year, beginning March 23, 2016. Upon a change-in-control, any options that have not vested will immediately vest and become exercisable.  The options will expire 5 years after the vesting date. During the three months ended March 31, 2015 the Company recorded $156,971 as stock-based compensation associated with the grant of Aasen Options.

Employment Agreement with CEO of the Subsidiary

On January 6, 2015, the Subsidiary entered into an employment agreement effective as of December 1, 2014, pursuant to which Mr. Karlsson agreed to act as the Subsidiary’s President and Chief Executive Officer. Mr. Karlsson is entitled to an annual based salary of $120,000 per year beginning on December 1, 2014. In addition, the Company granted Mr. Karlsson options to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share (the “Karlsson Options”). The options vest on December 1, 2015 and will expire on December 1, 2020. During the three months ended March 31, 2015 the Company recorded $4,852 as stock-based compensation associated with the grant of Karlsson Options.

NOTE 4 - EQUIPMENT

Amortization schedule for the equipment at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Book value	$31,093	$39,413
Amortization	(2,052)	(8,320)
Equipment	$29,041	$31,093

The equipment consists of testing and laboratory tools and machinery, and is amortized on a straight-line basis over its useful life of five years.

NOTE 5 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans outstanding as at March 31, 2015 and December 31, 2014:

As at March 31, 2015
Principal outstanding	Interest rate per annum	Accrued interest	Total
$27,000	8%	$7,907	$34,907
49,500	7%	18,028	67,528
149,807	6%	27,764	177,571
334,028	0%	--	334,028
$560,335		$53,699	$614,034

As at December 31, 2014
Principal outstanding	Interest rate per annum	Accrued interest	Total
$27,000	8%	$7,227	$34,227
49,500	7%	16,876	66,376
163,779	6%	27,509	191,288
345,316	0%	--	345,316
$585,595		$51,612	$637,207

All loans are unsecured and due on demand.

NOTE 6 - KF BUSINESS VENTURES LP LOANS AND DERIVATIVE LIABILITY

First KF Business Ventures Loan Agreement

On January 15, 2014, the Company entered into a binding letter agreement with KF Business Ventures LP (“KF”), a company controlled by a director of the Company (the “Lender”), which was superseded by the formal definitive loan agreement signed on February 11, 2014, and further amended on March 10, 2014, and September 8, 2014 (the “First KF Loan Agreement”). Under the First KF Loan Agreement the Lender agreed to lend to the Company up to $2,000,000 in four equal instalments of $500,000 each (the “First KF Loan”). Pursuant to the First KF Loan Agreement (as amended on March 10, 2014) the principal and interest were to become payable in 18 equal monthly instalments commencing on January 1, 2015, with the  Company having the right to prepay the First KF Loan at any time in increments of not less than $250,000.  The First KF Loan is unsecured and has effective interest rate of 1,130%.

In consideration for the First KF Loan Agreement, as amended on March 10, 2014 (the “March Amendment”), the Company issued to the Lender non-transferrable share purchase warrants to purchase a total of 6,904,546 shares exercisable at a price of $1.00 per share (Note 7). Warrants for 2,450,000 shares were to expire on January 15, 2015, and warrants for 4,454,546 shares expire on January 15, 2018. The Lender may choose to exercise the warrants for up to 3,452,273 shares of common stock by way of a cashless exercise. The warrants have a down-round provision whereby the exercise price of the warrants are adjusted to the lowest offering price of any options, warrants or shares issued subsequent to the issuance of these warrants (the “Down-Round Provision”) (Note 7).

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

The extension to January 15, 2017, may be granted upon the Company issuing to the Lender additional share purchase warrants (the “Extension Warrants”) that will be equal to one-half of the outstanding principal and unpaid interest as at January 15, 2016. The Extension Warrants will have an initial exercise price of $0.50 per share expiring on September 1, 2021.

As consideration for the September Amendment, the Company issued to the Lender additional warrants for the purchase of up to 2,350,000 shares (the “September Warrants”), with an initial exercise price of $0.50 per share and expiring on January 15, 2019, with cashless exercise rights for up to 1,175,000 shares. In addition, the Company agreed to decrease the exercise price for all warrants previously issued to the Lender under the First KF Loan (the “Amended Warrants”) from $1.00 per share to $0.50 per share and extend the expiration date of warrants for up to 2,450,000 shares of the Company’s common stock from January 15, 2015 to January 15, 2016. The 2,350,000 warrants also have the Down-Round Provision (Note 7).

The incremental increase in the fair value of the Amended Warrants and the fair value of the September Warrants was determined to be $1,477,842 and has been recorded as a financing cost.

During the three months ended March 31, 2015, the Company recognized accretion expense of $3,504 (2014 - $567).

At March 31, 2015, the fair value of the derivative liability associated with the warrants was $866,344 (2014 - $1,203,944).

The fair values of the warrants and adjustments were determined using the Black-Scholes option pricing model at the grant date, and were revalued at the reporting dates using the following assumptions:

	At Grant Date	At December 31, 2014	At March 31, 2015
Expected Warrant Life	1.35-4.36 years	1.04-4.04 years	0.79-3.8 years
Risk-Free Interest Rate	0.26%-1.37%	0.25%-1.38%	0.26%-1.37%
Expected Dividend Yield	Nil	Nil	Nil
Average Expected Stock Price Volatility	113%	115%	128%

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

As of March 31, 2015 the Company received $2,100,000 under the Second KF Loan Agreement, the remaining $300,000 was recorded as a loan receivable. Subsequent to the three months period ended March 31, 2015, the full amount of the loan has been received (Note 8).

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

In consideration for the Second KF Loan Agreement, the Company issued to the Lender non-transferrable share purchase warrants for a total of 9,600,000 shares of the Company’s common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019 (Note 7). The Lender may choose to exercise the warrants for up to 4,800,000 shares of common stock by way of a cashless exercise. The warrants have the Down-Round Provision (Note 7).

The warrants were determined to be a derivative under ASC 815; therefore, at initial measurement, the proceeds were allocated to the warrants first and any residual proceeds to the loan.

At issuance date, the fair value of the warrants was $5,388,652 and a value of $Nil was allocated to the loan. A financing charge of $2,988,652 has been recorded on the transaction.

During the three months ended March 31, 2015, the Company recognized accretion expense of $461 (2014 - $36).

At March 31, 2015, the fair value of the derivative liability associated with the warrants was $1,316,382 (2014 - $1,787,241).

The fair value of all the warrants issued under the Second KF Loan Agreement was calculated using the Black-Scholes option pricing model at the grant date, and was revalued at the reporting dates using the following assumptions:

	At Grant Date	At December 31, 2014	At March 31, 2015
Expected Warrant Life	5.1 years	4.67 years	4.42 years
Risk-Free Interest Rate	1.73%	1.73%	1.37%
Expected Dividend Yield	Nil	Nil	Nil
Expected Stock Price Volatility	119%	121%	127%

A summary of the derivative liability associated with the warrants under the First and Second KF Loan Agreements is as follows:

As at March 31, 2015
	Fair value at December 31, 2014	Incremental increase in fair value for modification	Change on revaluation at reporting date	Total fair value at March 31, 2015
Current Portion of Derivative Liability
2,200,000 warrants issued January 15, 2014	$105,294	n/a	$(21,177)	$84,117
250,000 warrants issued March 10, 2014	11,965	n/a	(2,406)	9,559
Sub-total	117,259	n/a	(23,583)	93,676
Long-term Portion of Derivative Liability
4,000,000 warrants issued January 15, 2014	606,769	n/a	(181,462)	425,307
454,546 warrants issued March 10, 2014	68,951	n/a	(20,621)	48,330
9,600,000 warrants issued July 28, 2014	1,787,241	n/a	(470,859)	1,316,382
2,350,000 warrants issued September 8, 2014	410,965	n/a	(111,935)	299,030
Sub-total	2,873,926	n/a	(784,877)	2,089,049
Total Derivative Liability	$2,991,185		$(808,460)	$2,182,725

As at December 31, 2014
	Fair value at issuance	Incremental increase in fair value for modification	Change on revaluation at reporting date	Total fair value at December 31, 2014
2,200,000 warrants issued January 15, 2014	$1,177,332	$405,282	$(1,477,320)	$105,294
4,000,000 warrants issued January 15, 2014	3,495,620	190,990	(3,079,841)	606,769
250,000 warrants issued March 10, 2014	96,231	46,055	(130,321)	11,965
454,546 warrants issued March 10, 2014	358,927	21,703	(311,679)	68,951
9,600,000 warrants issued July 28, 2014	5,388,652	-	(3,601,411)	1,787,241
2,350,000 warrants issued September 8, 2014	813,812	-	(402,847)	410,965
Total	$11,330,574	$664,030	$(9,003,419)	$2,991,185

KF Business Ventures Deferred Financing Costs

The Company recorded $25,000 in legal fees associated with securing both KF Loans. These fees are amortized over the remaining life of the loans at $1,613 per month; as of March 31, 2015, the Company recorded $4,839 (2014 - $4,839) financing costs associated with the amortization of these legal fees.

NOTE 7 - SHARE CAPITAL

The Company did not have any transactions that resulted in the issuance of its common stock during the three month period ended March 31, 2015.

Warrants

During the three month period ended March 31, 2015, the Company did not have any transactions that resulted in the issuance of the share purchase warrants.

A continuity of warrants for the three months ended March 31, 2015 and the year ended December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
Warrants beginning	29,104,546	-
Warrants issued	-	29,104,546
Warrants outstanding	29,104,546	29,104,546

At March 31, 2015, the weighted-average exercise price and remaining contractual life of the outstanding share purchase warrants were $0.67 and 2.96 years, respectively.

Details of warrants outstanding as at March 31, 2015 are as follows:

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

On September 8, 2014, the Company granted options to acquire up to 2,500,000 shares of the Company’s common stock to a Director (the “Options”). These Options were issued under the 2014 Plan.  The Options vest at a rate of 500,000 shares per year, beginning September 1, 2014, and have initial exercise price of $0.50 per share. The Options will expire 5 years after the vesting date thereof. During the three months period ended March 31, 2015, the Company expensed stock based compensation of $114,098 associated with this grant (2014 - Nil).

On January 6, 2015, the Company granted options to acquire up to 100,000 shares of the Company’s common stock at an initial exercise price of $0.50 per share to the CEO and President of the Subsidiary. These Options were issued under the 2014 Plan (Note 3). The Options vest on December 1, 2015, and will expire on December 1, 2020, subject to certain early termination conditions. During the three months period ended March 31, 2015, the Company expensed stock based compensation of $4,852 associated with this grant (2014 - Nil).

On March 6, 2015, the Company granted options to acquire up to 3,000,000 shares of the Company’s common stock at an initial exercise price of $0.50 per share to the CEO and a director of the Company. These Options were issued under the 2014 Plan (Note 3). Options to acquire up to 1,000,000 restricted shares of the Company’s common stock vested on March 23, 2015. The remaining 2,000,000 options will vest at a rate of 500,000 shares per year, beginning March 23, 2016. Upon a change-in-control, any options that have not vested will immediately vest and become exercisable.  The options will expire 5 years after the vesting date. The Company recorded $156,971 as stock-based compensation associated with the grant of these options.

A continuity of options for the three months ended March 31, 2015 and the year ended December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
Options beginning	2,500,000	-
Options issued	3,100,000	2,500,000
Options outstanding	5,600,000	2,500,000
Options exercisable	1,500,000	500,000

At March 31, 2015, the weighted-average exercise price and remaining contractual life of the outstanding options to purchase the share of the Company’s common stock were $0.50 and 6.5 years, respectively.

Details of options outstanding as at March 31, 2015 are as follows:

Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.50	September 8, 2014	2,500,000	500,000
$0.50	January 6, 2015	100,000	-
$0.50	March 6, 2015	3,000,000	1,000,000
		5,600,000	1,500,000

NOTE 8 - SUBSEQUENT EVENTS

Loan Receivable

Subsequent to the three months period ended March 31, 2015, the remaining amount of the loan receivable of $300,000 has been received (Note 6).

Employment Agreements

On May 1, 2015, the Company entered into an employment agreement (the “Buczek Agreement”) with Mr. Buczek, pursuant to which Mr. Buczek agreed to continue to work with the Company as its Product Manager. On the same day, Mr. Buczek resigned as the VP of Engineering of the Company and earlier, on April 15, 2015, he also resigned as a member of the Board of Directors of the Company. In his position as Product Manager, Mr. Buczek is entitled to an annual base salary of $84,000 per year beginning May 1, 2015. In addition to the base salary, the Company granted Mr. Buczek options to purchase up to 500,000 restricted shares of the Company’s common stock at an initial exercise price of $0.50 per share, which vested upon grant.

Subsequent to the three month period ended March 31, 2015 the Company and its Subsidiary entered into three separate employment agreements with non-related parties for the total annual consideration of $276,000 per year. In addition to the base salary, the Company granted to each employee options to purchase up to 100,000 restricted shares (300,000 options in total) of the Company’s common stock at an initial exercise price of $0.50 per share, vesting one year after the effective dates of employment agreements and expiring five years from the respective vesting dates.

Repayment of Notes and Advances Payable

On April 17, 2015, the Company made a partial payment totalling $100,000 to reduce the amount due under its notes payable issued to non-related parties (Note 5).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

The information in this Quarterly Report contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding Triton’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Triton files with the Securities and Exchange Commission.

The forward-looking statements in this Quarterly Report on Form 10-Q for the interim period ended March 31, 2015, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of the filing of this Quarterly Report on Form 10-Q and Triton disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Triton may, from time to time, make oral forward-looking statements. Triton strongly advises that the above paragraphs and the risk factors described in this Quarterly Report and in Triton’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Triton to materially differ from those in the oral forward-looking statements. Triton disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

We were incorporated under the laws of the State of Delaware on March 2, 2000. We are in the business of developing and marketing emission abatement technologies for the marine industry worldwide.

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2015.

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred since our fiscal year ended December 31, 2014:

Appointment of Triton International President and CEO

On January 6, 2015, our wholly owned subsidiary, Triton Emission Solutions International AB (“Triton International”), appointed Anders Karlsson as Triton International’s President and Chief Executive Officer.  Details of Mr. Karlsson’s appointment by Triton International were disclosed in our Current Report on Form 8-K filed January 13, 2015.

Amendment to Sales and Purchase Agreement with LMS Shipmanagement, Inc.

On January 20, 2015, we entered into an agreement dated as of January 12, 2015 (the “Amendment Agreement”) with LMS Shipmanagement, Inc. (“LMS”) to amend the terms to that Sales and Purchase Agreement between the Company and LMS for purchase of two DSOX-15 fuel purification systems for reducing the sulfur oxide content of marine fuel oil, dated effective July 18, 2013.  Pursuant to the Amendment Agreement, the Company and LMS have agreed to extend the deadline for LMS to exercise its option to purchase up to 40 additional DSOX-15 fuel purification systems from the Company from December 31, 2014 to December 31, 2015.  Details of the Amendment Agreement were disclosed in our Current Report on Form 8-K filed January 26, 2015.

Appointment of CEO and Director

Effective March 23, 2015, Anders Aasen joined the Company as our Chief Executive Officer and a member of our Board of Directors.  Mr. Aasen succeeded Rasmus Norling as our CEO, who continues to act as our President and as our Chief Technical Officer and as a member of our Board of Directors.  Details of Mr. Aasen’s appointment were disclosed in our Current Report on Form 8-K filed March 12, 2015.

Resignation of Mr. Buczek as Director and Officer

On April 15, 2015, Jeffrey M. Buczek resigned as a member of our Board of Directors and on May 1, 2015 Mr. Buczek also resigned from his position as Vice President of Engineering. Mr. Buczek’s resignation was not due to, and was not caused by, in whole or in part, any disagreement with us, whether related to our operations, policies, practices or otherwise. Mr. Buczek continues to be employed by us in a non-executive capacity as Project Manager. We have no immediate plans to fill the vacancy created by Mr. Buczek’s resignation from the Board of Directors.

Appointment by Triton International of Vice President of Engineering

On May 1, 2015, our wholly owned subsidiary, Triton Emission Solutions International AB (“Triton International”), appointed Mohamed Abdul Hameed as its Vice President of Engineering.  Mr. Hameed is entitled to an annual base salary of $108,000 per year beginning April 1, 2015. In addition to the base salary, we granted Mr. Hameed options to purchase up to 100,000 restricted shares our common stock at an initial exercise price of $0.50 per share vesting on May 1, 2016

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended		Percentage
	March 31, 2015	March 31, 2014	Increase / (Decrease)
Revenue	$15,159	$24,948	(93.2)%
Operating expenses	(509,370)	(791,435)	(35.6)%
Accretion expense	(3,965)	(49,489)	(92.0)%
Financing costs	(4,839)	-	n/a
Gain on change in fair value of derivative liability	808,460	-	n/a
Interest expense	(4,490)	(63,616)	(92.9)%
Non-cash consulting fees	-	(9,677,730)	(100.0)%
Stock-based compensation	(275,921)	-	n/a
Net income (loss)	$25,034	$(10,557,322)	(100.2)%

Revenues

Our revenue decreased by 93.2% to $15,159 during the three months ended March 31, 2015, from $24,948 during the three months ended March 31, 2014. The decrease in revenue resulted from a lack of revenues from ship surveys for possible installations of our DSOX Systems, and an $8,256 decrease in the royalty revenue we receive from our agreement with WebTech Wireless (“WebTech”), which is scheduled to terminate on October 31, 2015. The decrease was offset by revenue recorded by our wholly owned subsidiary, Triton International, from consulting on the use and installation of emission abatement technologies.

Operating Expenses

During the three month period ended March 31, 2015 our operating expenses decreased by 35.6% to $509,370 from $791,435 during the three months ended March 31, 2014.  This change was mainly associated with our efforts to control our operating costs while concentrating on the installation of the land-based DSOX Fuel Purification System for LMS Ship Management Inc. (“LMS”), and installation of the DSOX-20 System on board a vessel operated by Magical Cruise Company, Limited (“DCL”).

The most significant year-to-date changes in our operating expenses were:

•

Our research and development costs during the period ended March 31, 2015 increased by $36,531, to $44,899 incurred during this period.  These increases were associated with the installation of the LMS Project, as majority of work done on the project was determined to be a part of our research and further development of our DSOX System.

•

Our amortization expense decreased by $219,573, from $221,625 recorded during the three month period ended March 31, 2014 to $2,052 recorded during the three month period ended March 31, 2015. Additional amortization expenses for 2014 were associated with emission abatement technologies we acquired from Mr. Norling on March 10, 2014, which initially were recorded as an intangible asset, subject to amortization, and were expensed at December 31, 2014.

•

In order to comply with our agreements for the installation and servicing of the DSOX Systems we acquired Marine and Workers Compensation insurance, which resulted in $43,940 in insurance expense incurred during the three month period ended March 31, 2015. Since the installations started during the second quarter of our fiscal 2014, our insurance expense for the period ended March 31, 2014 was associated solely with Directors and Officers insurance and amounted to $25,813.

•

During the three month period ended March 31, 2015, our travel and entertainment expenses decreased by $21,347, relative to the same period in fiscal 2014. This decrease was mainly associated with our concentration on installations of our DSOX Systems, which resulted in reduced travel requirements.

•

During the three month period ended March 31, 2015, our advertising and marketing expenses decreased by 47,236, or 71.9% relative to the same period in fiscal 2014. The decreases were associated with the shift of our efforts from building a public awareness for our Company and products to our ongoing installation projects.

•

During the three month period ended March 31, 2015, our administrative, consulting and management fees decreased by $48,759, $80,901 and $22,500, respectively. These decreases were mainly associated with restructuring of our administrative functions and transition to the payroll system, which is reflected in a $249,675 increase to our costs associated with salaries and wages.

•

Our concentration on ongoing installation projects as well as our efforts to control operating costs resulted in a decrease to our professional fees of $95,164 from $126,660 incurred during the three month period ended March 31, 2014 to $31,496 incurred during the three month period ended March 31, 2015.

•

On June 24, 2014, we signed a Restated and Amended Teak Shield License Agreement, which resulted in termination of our obligations pursuant to the original Teak Shield License. As a result of these negotiations we did not incur any royalty fees during the period ended March 31, 2015, as compared to a $25,000 royalty fee we incurred during the same period in fiscal 2014.

Other Items

During the three month period ended March 31, 2015, we recorded $4,839 in financing costs associated with legal fees we incurred to secure the First KF Loan and the Second KF Loan and $3,965 in accretion expense that resulted from the difference between the stated interest rate and the implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First KF Loan and the Second KF Loan. During the same period in fiscal 2014, our accretion expense was determined to be $49,489, and resulted from initial recognition of warrants issued for the First KF Loan and the Second KF Loan as a non-derivative liability, resulting in a greater portion of the loan proceeds being subject to accretion.

Our interest expense associated with obligations other than the KF Loans decreased by $59,126, or 92.9% from $63,616 for the three month period ended March 31, 2014, to $4,490 for the three month period ended March 31, 2015. This decrease was associated with repayment of the Acamar Loan in September 2014.

During the three month period ended March 31, 2014, we recorded $9,677,730 in non-cash consulting fees associated with the fair value of the warrants to acquire up to 10,000,000 shares of our common stock we issued to Mr. Norling as part of his Management Consulting Agreement with us. We did not incur any non-cash consulting expenses during the three month period ended March 31, 2015.

During the three month period ended March 31, 2015, we recorded $275,921 in stock-based compensation in respect of options to acquire up to 5,600,000 shares of our common stock (subject to certain vesting conditions) granted to Robert C. Kopple, Anders Karlsson, and Anders Aasen. We did not incur similar expenses during the three month period ended March 31, 2014.

The above items were offset by a gain of $808,460 on a change in the fair value of the derivative liability associated with the fair value of the warrants we issued to KF Business Ventures LP pursuant to the First KF Loan and the Second KF Loan. The change in the fair value of the derivative liability was a result of the decrease in the market value of our common stock at March 31, 2015, as compared to the value of the stock at previous valuation date of December 31, 2014.

Liquidity and Capital Resources

Our financial position was as follows at March 31, 2015 and December 31, 2014:

Working Capital	March 31, 2015	December 31, 2014

Current assets	$1,615,305	$2,164,144
Current liabilities	3,036,254	3,003,696
Working capital deficit	$(1,420,949)	$(839,552)

As of March 31, 2015, we had a cash balance of $786,938, a working capital deficit of $1,420,949 and cash flows used in operations of $671,380 for the three months then ended. During the three month period ended March 31, 2015, we funded our operations with $900,000 we received pursuant to the Second KF Loan, and, to a minor extent, with the cash we received from royalties and consulting fees.

Our balance sheet for the three month period ended March 31, 2015, does not reflect the full amount payable on account of principal and interest under the First KF Loan and the Second KF Loan.  Since the warrants issued as consideration for the First KF Loan and the Second KF Loan were determined to be a derivative liability, pursuant to the guidance provided by ASC 815, the proceeds were allocated to the warrants, with amount over and above cash proceeds recorded as financing costs. The loan portion of the debt was assigned a Nil value, and is being accreted over the life of the loans using an implied interest rate of 1,130% on the First KF Loan and 1,729% on the Second KF Loan.

As of March 31, 2015, we owed a total of $4,378,183 to KFBV under the terms of the First KF Loan and the Second KF Loan, consisting of the full principal amount of all advances made to that date plus accrued interest thereon.  Subsequent to our first quarter end of 2015, KFBV advanced to us an additional $300,000 in principal under the terms of the Second KF Loan Agreement, bringing the total principal amount payable to KFBV under the First KF Loan and the Second KF Loan to $4,400,000.  The First KF Loan and the Second KF Loan are due and payable on January 15, 2016, when the value of the loans will amount to $5,063,314, unless prepaid earlier.  We may extend the due date of the First KF Loan and the Second KF Loan to January 15, 2017, provided that we issue additional warrants to KFBV.  Extending the due date of these loans may result in a dilution of the interests of our stockholders. A description of the First KF Loan and the Second KF Loan are provided under “Net Cash Provided by Financing Activities”.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the first quarter of 2015.  Our only significant source of financing during the three months period ended March 31, 2015 came from our loans from KFBV.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under the First KF Loan and the Second KF Loan.  There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the First KF Loan and the Second KF Loan when due, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources, exercise our limited deferral rights under the terms of the First  KF Loan and the Second KF Loan, or re-negotiate the terms of our debt obligations.  Our ability to raise financing from sources is restricted under the terms of the First KF Loan Agreement and the Second KF Loan Agreement.  Under the terms of those agreements, we may not incur additional debt financing (other than trade payables incurred in the ordinary course of business), sell any material assets, sell any of our equity securities as part of any transaction that would result in a change in control, or engage in any corporate reorganization while any amounts remain outstanding under those agreements without KFBV’s prior written consent.

Although Robert C. Kopple, the Chairman of our Board of Directors, is the principal of KFBV, there is no assurance that we will be able to obtain additional financing from KFBV, re-negotiate the terms of the First KF Loan or the Second KF Loan, or obtain KFBV’s consent to other financing alternatives, if needed.

Cash Flows

	Three Months Ended March 31,
	2015	2014
Cash flows used in operating activities	$(671,380)	$(666,367)
Cash flows provided by financing activities	900,000	994,286
Effects of foreign currency exchange	(1,826)	-
Net increase in cash during the period	$226,794	$327,919

Net Cash Used in Operating Activities

Net cash used in operating activities during the three month period ended March 31, 2015, was $671,380. This cash was primarily used to cover our cash operating expenses of $524,312 and increase our work in progress by $113,375, which was associated with payments we made to our contractors for the manufacturing of the DSOX Systems as well as to acquire necessary parts and equipment. We also decreased our wages payable by $37,201, and reduced our accounts payable and amounts due to related parties by $31,932 and $6,764, respectively. In addition, an increase in our accounts receivable of $6,351 further increased our cash used in operations. These uses of cash were offset by a $10,681 decrease in prepaid expenses and a $33,384 increase in our accrued liabilities, in addition to $4,490 in interest accrued on short-term notes and advances payable.

Net cash used in operating activities during the three months ended March 31, 2014, was $666,367. This cash was primarily used to cover our cash operating expenses of $619,431, an increase to our work in progress by $399,859, and a reduction in the amounts due to related parties by $52,123. These uses of cash were offset by a decrease in our prepaid expenses of $110,711 and increases in our accounts payable and accrued liabilities of $188,048 and $65,134, respectively. A $63,616 increase in interest accrued on the notes and advances payable further contributed to offsetting the cash used in our operating activities during the three months ended March 31, 2014.

Non-cash transactions

During the three months ended March 31, 2015, our net income was further decreased by the following expenses that did not have any impact on cash used in operations:

•

$275,921 in stock-based compensation associated with the fair value of options to purchase up to 2,500,000 shares of our common stock issued to Mr. Kopple as compensation for acting as one of our directors and as our Chairman, the fair value of options to purchase up to 100,000 shares of our common stock issued to Anders Karlsson as compensation for acting as the CEO, President and a director of Triton International; and fair value of the options to purchase up to 3,000,000 shares of our common stock issued to Anders Aasen as compensation for acting as our CEO and Director;

•

$4,839 in financing costs associated with legal fees to secure the First KF Loan and the Second KF Loan and $3,965 accretion expense that resulted from the difference between the stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the above loans; and

•

$2,052 in amortization expense we recorded on our testing and laboratory equipment.

The negative effects of the above non-cash transactions were offset by the following items:

•

$808,460 gain we recorded on the revaluation of the derivative liability associated with the warrants we issued to KF Business Ventures LP as consideration for the First KF Loan and the Second KF Loan. Pursuant to the guidance provided by ASC 815, the derivative liability must be revalued at each reporting period based on the value of the underlying variable on the specific date; since the price of our common stock at March 31, 2015 was significantly lower compared to the price at December 31, 2014 this resulted in gain on revaluation; and

•

$27,663 gain that resulted from foreign exchange fluctuations on Canadian Dollar denominated loans and advances we received.

During the three months ended March 31, 2014, our net loss was affected by the following items that did not have any impact on cash used in operations:

•

$49,489 accretion expense that resulted from the difference between stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First KF Loan Agreement;

•

$9,677,730 in non-cash consulting fees associated with the fair value of warrants to purchase up to 10,000,000 shares of our common stock issued to Mr. Norling as part of his Consulting Agreement with us; and

•

$221,625 in amortization expense associated with our intangible assets as well as testing and laboratory equipment.

The negative effects of the above non-cash transactions were offset by a $10,953 gain that resulted from foreign exchange fluctuations on payments we made in Canadian dollars.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2015, we received $900,000 from KF Business Ventures LP (“KFBV”) pursuant to our Second KF Loan Agreement. Robert C. Kopple, Chairman of our Board of Directors, is the principal of KFBV.

During the three months ended March 31, 2014, we received $1,000,000 from KF Business Ventures LP, pursuant to our First KF Loan. In addition, we received an advance for the total of CAD$50,000 ($48,286) from an unrelated party. These financing activities were reduced by $54,000 we paid to partially reduce the amount we owed under the Acamar Loan Agreement we entered into on April 19, 2012.

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

Second Loan Agreement with KF Business Ventures LP

On July 28, 2014, we entered into a second loan agreement (the “Second KF Loan Agreement”) with KFBV for an additional $2,400,000. Advances under the Second KF Loan were conditional upon (1) our agreeing to amend the First KF Loan Agreement (see “First Loan Agreement with KF Business Ventures LP”); (2) our issuing to KFBV non-transferrable share purchase warrants for a total of 9,600,000 shares of our common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019, with cashless exercise rights for up to 4,800,000 shares; and (3) our agreeing with KFBV on a monthly budget for our Company. In addition, we agreed to appoint Robert C. Kopple, the principal of KFBV as Chairman of our Board of Directors.  Under the terms of the First and Second KF Loan Agreements, we may not incur additional debt financing (other than trade payables incurred in the ordinary course of business), sell any material assets, sell any of our equity securities, which may result in a change in control, or engage in any corporate reorganization while any amounts remain outstanding under those agreements without KFBV’s prior written consent.

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

As of March 31, 2015, we owed a total of $4,378,183 to KFBV under the terms of the First KF Loan and the Second KF Loan, consisting of the full principal amount of all advances made to that date plus accrued interest thereon.  Subsequent to March 31, 2015, KFBV advanced to us an additional $300,000 in principal under the terms of the Second KF Loan Agreement, bringing the total principal amount payable to KFBV under the First KF Loan and the Second KF Loan to $4,400,000.

Going Concern

The notes to our financial statements at March 31, 2015, disclose our uncertain ability to continue as a going concern. We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to qualified customers in Europe. This royalty agreement ends on October 31, 2015, which will end the revenue from this source. Our emission abatement technologies have begun generating revenue only recently.  To date revenue related to these technologies has been limited to consulting on the use and implementation of these systems and conducting surveys on ships for the potential installation of our emission abatement systems.

We have accumulated a deficit of $66,225,452 since inception and increased sales will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking contracts for our emission abatement technologies. As of the date of this Quarterly Report we have been contracted to install a land-based DSOX Fuel Purification System for LMS Ship Management Inc. (“LMS”), install DSOX System on board a vessel operated by Magical Cruise Company, Limited (“DCL”), and entered into a Term Sheet Agreement for installation of two DSOX Systems for Prestige Cruise Holding Inc.  Despite these contracts we cannot provide assurance that we will be successful in generating additional sales. In addition, we have yet to record revenue from our LMS and DCL contracts, since the installations of our DSOX System for LMS is currently ongoing and DSOX System installed onboard DCL vessel is going through the commissioning process; we also have no assurance that we will be able to record revenues from subsequent installations in the future.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Principals of Consolidation

The unaudited consolidated interim financial statements include the accounts of Triton Emission Solutions Inc. and our wholly-owned subsidiaries, Ecolutions, Inc., Poly Shield Technologies (BVI) Ltd., Poly Shield Technologies (UK) Limited, and Triton Emission Solutions International AB. On consolidation, we eliminate all significant intercompany balances and transactions.

Revenue Recognition

Royalty revenue

Royalty revenue is recognized when pervasive evidence of an agreement exists, when it is received or when the royalty income is determinable and collectability is reasonably assured.

Survey and consulting revenue

Revenue is realized when the service has been provided, the income is determinable and collectability is reasonably assured.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At March 31, 2015 and 2014, our allowance for doubtful accounts was $0.

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

Foreign Currency Translation and Transaction

The functional currency for the parent company is the US dollar, the functional currency for the Company’s Swedish subsidiary is the Swedish krona. The Company translates assets and liabilities to US dollars using exchange rates in effect at the reporting date, and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from the translation of foreign entity financial statements are included as a component of other comprehensive income or loss.

Transactions denominated in currencies other than the functional currency of the legal entity are re-measured to the functional currency of the legal entity at the exchange rates in effect on the date of a transaction.  Any associated transactional currency re-measurement gains and losses are recognized in current operations.

Foreign Exchange Risk

We are subject to foreign exchange risk on our royalty and consulting revenue and some purchases which are denominated in Canadian dollars and/or Swedish kronor. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the U.S. dollar.  Foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currency result in gains and losses that are reflected in our Statement of Operations. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenue. Conversely, our net revenue will decrease when the U.S. dollar strengthens against foreign currencies. We do not believe that we have any material risk due to foreign currency exchange.

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

Fair Value of Financial Instruments

Our financial instruments include cash, accounts receivable, loan receivable, accounts payable, accrued liabilities, notes and advances payable, and amounts due to related parties. The fair values of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

At March 31, 2015, we had $568,437 in cash on deposit with a large chartered Canadian bank, $179,738 on deposit with large US bank, and $38,763 on deposit with Swedish bank. Of these deposits approximately $224,394 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty and consulting income and is not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss. We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At March 31, 2015, we had $10,326 in accounts receivable outstanding.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2015. Based on the evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our royalty agreement with WebTech Wireless (“WebTech”) expires on October 31, 2015.

From November 2004 up to the date of the filing of this Quarterly Report, our primary source of revenue was from royalties received from WebTech on the sale of global wireless tracking and telematics equipment from qualified customers. However, our royalty agreement with Webtech is scheduled to expire on October 31, 2015, which will stop the cash flow from this source. Should we be unable to realize revenue from the sale of our emission abatement technologies, our operations will become completely reliant on our ability to generate funds through the equity and debt financing.

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

Domestic and foreign credit and financial markets have experienced extreme disruption in the past seven years, including volatility in security prices, diminished liquidity and credit availability, declining valuations of certain investments and significant changes in the capital and organizational structures of certain financial institutions. We are unable to predict the likely duration and severity of the continuing disruption in the credit and financial markets or of any related adverse economic conditions. These market conditions may limit our ability to access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital, issue shorter tenors than we prefer or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by the disruptions in the global credit and financial markets.

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

Rasmus Norling, a director and our Chief Technical Officer and President, and Mitchell Miller, a director and our Senior Vice President of Business Development, each own approximately 23.1% of our outstanding common stock.  Robert C. Kopple, Chairman of our Board of Directors, owns approximately 11.8% of our outstanding common stock.  Mr. Kopple and Mr. Norling also own a significant number of warrants and options to purchase additional shares of our common stock, further increasing the number of shares beneficially owned by our executive officers and members of our Board of Directors.  In addition, Mr. Kopple is the principal of KF Business Ventures, LP, our principal creditor, which has loaned to us a total of $4,400,000 under the First KF Loan and the Second KF Loan.

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

As of March 31, 2015, we owed approximately $4,378,183 under the terms of the First KF Loan and the Second KF Loan.  In addition to these amounts, we have other significant short term liabilities.  There is no assurance that we will be able to service our debt obligations when due.

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

As of March 31, 2015, we owed a total of $4,378,183 to KFBV under the terms of the First KF Loan and the Second KF Loan, consisting of the full principal amount of all advances made to that date plus accrued interest thereon.  Subsequent to March 31, 2015, KFBV advanced to us an additional $300,000 in principal under the terms of the Second KF Loan Agreement, bringing the total principal amount payable to KFBV under the FIRST KF Loan and the Second KF Loan to $4,400,000.  Outstanding principal plus interest under the First KF Loan and the Second KF Loan is due on January 15, 2016.   We may extend the maturity date for these loans by one year to January 15, 2017, provided that we issue additional share purchase warrants to the lender, KF Business Ventures, LP (“KFBV”) in an amount equal to one-half of the outstanding principal plus interest with an initial exercise price of $0.50 per share and expiring on September 1, 2021.  Exercising this deferral right could significantly dilute the interests of our existing stockholders.

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

FOR ALL OF THE AFORESAID REASONS AND OTHERS SET-FORTH AND NOT SET-FORTH HEREIN, AN INVESTMENT IN OUR SECURITIES INVOLVES A CERTAIN DEGREE OF RISK. ANY PERSON CONSIDERING TO INVEST IN OUR SECURITIES SHOULD BE AWARE OF THESE AND OTHER FACTORS SET-FORTH IN THIS REPORT AND IN THE OTHER REPORTS AND DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SEC AND SHOULD CONSULT WITH HIS/HER LEGAL, TAX AND FINANCIAL ADVISORS PRIOR TO MAKING AN INVESTMENT IN OUR SECURITIES. AN INVESTMENT IN OUR SECURITIES SHOULD ONLY BE ACQUIRED BY PERSONS WHO CAN AFFORD TO LOSE THEIR TOTAL INVESTMENT.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.3	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.4	Certificate of Amendment to Certificate of Incorporation - Name Change to Poly Shield Technologies Inc.(7)
3.5	Certificate of Amendment to Certificate of Incorporation - Name Change to Triton Emission Solutions Inc.(29)
3.6	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(3)
10.4	Technology License Agreement with Option to Purchase dated March 12, 2012, between the Company, Teak Shield Corp., and Robert and Marion Diefendorf.(4)
10.5	Loan Agreement dated April 19, 2012, between GlobeTrac Inc. and Acamar Investments Inc.(4)
10.6	Acamar Promissory Note dated April 19, 2012, given the Company in favor of Acamar Investments, Inc.(4)
10.7	Security Agreement dated April 19, 2012, granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(4)
10.8	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(5)
10.9	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(5)
10.10	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(5)
10.11	Extension letter dated October 17, 2012, from Acamar Investments, Inc.(7)
10.12	Amendment No. 1 to Loan Agreement and Promissory Note dated November 16, 2012, between the Company and Acamar Investments, Inc.(8)
10.13	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012.(9)
10.14	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.15	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.16	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.17	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)

Exhibit Number	Description of Exhibit
10.18	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.19	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.20	Share Purchase Agreement dated April 8, 2013, between J. Douglas Faulkner and Poly Shield Technologies Inc.(12)
10.21	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(13)
10.22	Purchase and sale Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc.(14)
10.23	Divestiture and Share Purchase Agreement amongst Octavio Viveros, New World Technologies Group, Inc., and Poly Shield Technologies Inc. dated effective as of December 2, 2013.(15)
10.24	Addendum to December 1, 2012 Employment Agreement, dated effective as of December 30, 2013.(16)
10.25	Letter Agreement dated January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP.(17)
10.26	Loan Agreement dated as of January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP.(18)
10.27	Addendum No. 2 to December 1, 2012 Employment Agreement, dated effective as of February 28, 2014.(19)
10.28	Technology Transfer Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014.(20)
10.29	Management Consulting Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014.(20)
10.30	Amendment No. 1 to Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated effective as of March 10, 2014.(20)
10.31	Purchase and Services Agreement between Magical Cruise Company, Limited and Poly Shield Technologies Inc. dated effective as of April 15, 2014.(21)
10.32	Loan Agreement and Promissory Note dated April 17, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc.(22)
10.33	Loan Agreement and Promissory Note dated May 22, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc.(22)
10.34	Loan Agreement and Promissory Note dated June 30, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc.(22)
10.35	Amended and Restated Technology License Agreement among Poly Shield Technologies Inc., Teak Shield Corp., Marion Diefendorf and the Estate of Robert Diefendorf entered into on June 24, 2014.(22)
10.36	Management Consulting Agreement between Joao da Costa and Poly Shield Technologies Inc. dated effective as of June 25, 2014.(23)
10.37	Management Consulting Agreement between Mitchell Reed Miller and Poly Shield Technologies Inc. dated effective as of June 25, 2014.(23)
10.38	Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated July 28, 2014.(24)
10.39	Management Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 3, 2014.(25)
10.40	Amendment No. 2 to that Loan Agreement dated January 15, 2014 between the Triton Emission Solutions Inc. and KF Business Ventures LP dated effective July 29, 2014.(26)
10.41	2014 Stock Option Plan(26)
10.42	Non-Qualified Stock Option Agreement for Robert C. Kopple dated September 8, 2014(26)
10.43	Amendment No. 1 to Sales and Purchase Agreement dated as of January 12, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.(27)
10.44	Employment Agreement dated March 6, 2015, and effective as of March 23, 2015, between Anders Aasen and Triton Emission Solutions Inc.(28)
14.1	Code of Ethics.(2)
21.1	List of Subsidiaries.(30)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

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

(24)

Filed as an exhibit to our Current Report on Form 8-K filed on August 1, 2014

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

(30)

Filed as an exhibit to our Annual Report on Form 10-K filed on April 15, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON EMISSION SOLUTIONS INC.

Date:	May 15, 2015	By:	/s/ Anders Aasen
ANDERS AASEN
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2015	By:	/s/ John da Costa
JOHN DA COSTA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)