Form 10-Q
period 2015-06-30
Triton Emission Solutions Inc.
filed 2015-08-17
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 14, 2015, the Registrant had 88,095,005 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

Unless the context otherwise requires, all references in this report to “Triton,” “the Company,” “we,” “us,” or “our” are to Triton Emission Solutions Inc., collectively with its subsidiaries Ecolutions, Inc., and Triton Emission Solutions International AB.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets
Cash	$323,988	$560,144
Accounts receivable	23,668	3,975
Prepaids	74,262	62,554
Deferred financing costs	18,797	-
Loan receivable	-	1,200,000
Work in progress	524,738	337,471
	965,453	2,164,144

Deferred financing costs	-	20,161
Equipment	37,917	31,093
	$1,003,370	$2,215,398

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$166,128	$144,913
Accrued liabilities	39,399	68,914
Wages payable	14,060	55,895
Unearned revenue	2,075,000	2,075,000
Notes and advances payable	523,637	637,207
Due to related parties	5,887	21,767
Loan payable	36,884	-
Derivative liability	1,284,559	2,991,185
	4,145,554	5,994,881

Long-term loan	-	603
Total liabilities	4,145,554	5,995,484

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 88,095,005 issued and outstanding at June 30, 2015 and December 31, 2014	88,095	88,095
Obligation to issue shares	46,410	46,410
Additional paid in capital	62,823,968	62,324,449
Accumulated deficit	(66,109,996)	(66,250,486)
Accumulated other comprehensive income	9,339	11,446
	(3,142,184)	(3,780,086)
	$1,003,370	$2,215,398

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Consulting revenue	$26,848	$-	$40,315	$-
Survey revenue	-	-	-	15,000
Royalty revenue	10,171	3,862	11,863	13,810
Total revenues	37,019	3,862	52,178	28,810

Amortization	2,478	1,312,924	4,530	1,534,549
General and administrative expenses	534,853	926,053	997,272	1,462,495
Research and development	13,168	5,055	58,067	13,423
Royalty fee	-	(195,833)	-	(170,833)
Loss before other items	(513,480)	(2,044,337)	(1,007,691)	(2,810,824)

Other items
Accretion expense	(32,316)	(86,824)	(36,281)	(136,313)
Financing costs	(8,676)	-	(13,515)	-
Gain on change in fair value of derivative liability	898,166	-	1,706,626	-
Impairment of loan	-	(150,000)	-	(150,000)
Non-cash consulting fees	-	-	-	(9,677,730)
Interest expense	(4,640)	(91,444)	(9,130)	(155,060)
Stock-based compensation	(223,598)	-	(499,519)	-

Net income (loss)	$115,456	$(2,372,605)	$140,490	$(12,929,927)

Net income (loss) per share - basic and diluted	$0.00	$(0.03)	$0.00	$(0.10)

Weighted average number of shares outstanding - basic	88,095,005	87,995,005	88,095,005	128,878,983
Weighted average number of shares outstanding - diluted	88,475,774	87,995,005	88,475,774	128,878,983

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

						Accumulated
	Common shares		Obligation	Additional		Other
	Number of		to Issue	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2013	187,995,005	$187,995	$-	$2,240,253	$(4,487,416)	$11,665	$(2,047,503)

Shares cancelled upon cancellation of employment agreement	(154,000,000)	(154,000)	-	154,000	-	-	-
Fair value of warrants issued on long-term financing	-	-	-	1,536,353	-	-	1,536,353
Fair value of warrants issued for consulting services	-	-	-	9,677,730	-	-	9,677,730
Shares issued for patents	54,000,000	54,000	-	52,326,000	-	-	52,380,000
Obligation to issue shares	-	-	46,410	-	-	-	46,410
Net loss for the six months ended June 30, 2014	-	-	-	-	(12,929,927)	-	(12,929,927)

Balance at June 30, 2014	87,995,005	87,995	46,410	65,934,336	(17,417,343)	11,665	48,663,063

Adjustment for fair value of warrants issued on long-term financing	-	-	-	(1,536,353)	-	-	(1,536,353)
Adjustment to fair value of warrants issued for consulting services	-	-	-	(2,509,506)	-	-	(2,509,506)
Fair value of stock-based compensation	-	-	-	300,524	-	-	300,524
Fair value of warrants issued for investor relations services	-	-	-	88,548	-	-	88,548
Shares issued for investor relations services	100,000	100	-	46,900	-	-	47,000
Net loss for the six months ended December 31, 2014	-	-	-	-	(48,833,143)	-	(48,833,143)
Translation to reporting currency	-	-	-	-	-	(219)	(219)
Balance at December 31, 2014	88,095,005	88,095	46,410	62,324,449	(66,250,486)	11,446	(3,780,086)

Fair value of stock-based compensation	-	-	-	499,519	-	-	499,519
Net income for the six months ended June 30, 2015	-	-	-	-	140,490	-	140,490
Translation to reporting currency	-	-	-	-	-	(2,107)	(2,107)

Balance at June 30, 2015	88,095,005	$88,095	$46,410	$62,823,968	$(66,109,996)	$9,339	$(3,142,184)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2015
	2015	2014

Cash flows used in operating activities

Net income (loss)	$140,490	$(12,929,927)

Non cash items
Accretion expense	36,281	136,313
Amortization	4,530	1,534,549
Consulting services	-	9,677,730
Financing costs	13,515	-
Foreign exchange (gain) loss	(22,798)	844
Gain on change in fair value of derivative liability	(1,706,626)	-
Stock-based compensation	499,519	-
Website design	-	46,410

Changes in operating assets and liabilities
Accounts receivable	(19,672)	(239)
Prepaids	(11,702)	68,072
Work in progress	(187,267)	(741,511)
Accounts payable	9,403	324,723
Accrued liabilities	(29,519)	(142,801)
Wages payable	(41,476)	-
Unearned revenue	-	975,000
Due to related parties	(15,497)	(31,261)
Accrued interest	9,130	155,060
Net cash used in operating activities	(1,321,690)	(927,038)

Cash flows from financing activities
Long-term loan	1,200,000	2,000,000
Notes and advances payable	-	48,286
Repayment of notes payable	(100,000)	-
Repayment of accrued interest on notes payable	-	(104,000)
Net cash provided by financing activities	1,100,000	1,944,286

Cash flows used in investing activities
Acquisition of equipment	(11,354)	-
Net cash used in investing activities	(11,354)	-

Effects of foreign currency exchange	(3,112)	-

Net increase (decrease) in cash	(236,156)	1,017,248
Cash, beginning	560,144	177,986
Cash, ending	$323,988	$1,195,234

Cash paid for:
Income tax	$-	$-
Interest	$-	$104,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

The Company’s main focus is the development and marketing of its proprietary DSOX Fuel Purification Systems, designed to remove sulfur from marine fuel and exhaust gases. The technology is currently aimed at the maritime industry which includes vessels for cruise-line, freight shipping and tanker companies.

Basis of presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, these unaudited interim consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014, included in the Company’s report on Form 10-K.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Due to a company controlled by the Chief Financial Officer ("CFO")	$703	$703
Due to a former President	294	294
Due to a former Chief Executive Officer ("CEO")	2,656	2,656
Due to the former Vice President of Engineering	148	12,298
Due to the CEO and President of Subsidiary	2,086	5,816
Due to related parties	$5,887	$21,767

Amounts are unsecured, due on demand and bear no interest.

During the six months ended June 30, 2015 and 2014, the Company incurred the following expenses with related parties:

	June 30, 2015	June 30, 2014
Salary paid to the CEO	$74,659	$--
Fair value of options issued to the CEO (Notes 3 and 7)	197,731	--
Administrative fees incurred to a company controlled by the CFO	67,500	150,000
Management fees incurred to the CFO	22,500	22,500
Management fees incurred to the Senior Vice President of Business Development	--	112,500
Salary paid to the Senior Vice President of Business Development	135,000	--
Consulting and survey fees incurred to the former Vice President of Engineering	--	70,002
Salary paid to the former Vice President of Engineering	60,668	--
Fair value of options issued to the former Vice President of Engineering (Note 7)	63,660	--
Consulting and management fees incurred to the President and Chief Technical Officer ("CTO")	--	90,000
Fair value of warrants issued for consulting services to the President and CTO	--	9,677,730
Salary paid to the President and CTO	135,000	31,644
Fair value of options issued to a Director and Chairman (Note 7)	216,631	--
Salary paid to the President and CEO of the Subsidiary	60,829	--
Fair value of options issued to the President and CEO of the Subsidiary (Notes and 7)	10,151	--
Consulting fees incurred to the former President	--	15,000
Consulting fees incurred to the former CEO	--	252,000
Total transactions with related parties	$1,044,329	$10,421,376

NOTE 3 - EMPLOYMENT AGREEMENTS

Employment Agreement with CEO

On March 6, 2015, the Company entered into an employment agreement (the “Aasen Agreement”) with Mr. Aasen, pursuant to which Mr. Aasen has agreed to join the Company as its Chief Executive Officer and a Director, effective on March 23, 2015. Mr. Aasen is entitled to an annual base salary of $270,000 per year beginning March 23, 2015. In addition to the base salary, the Company granted Mr. Aasen options to purchase up to 3,000,000 restricted shares of the Company’s common stock at an exercise price of $0.50 per share (the “Aasen Options”). 1,000,000 of the Aasen Options vested on March 23, 2015. The remaining 2,000,000 Aasen Options will vest at a rate of 500,000 shares per year, beginning March 23, 2016. Upon a change-in-control, any options that have not vested will immediately vest and become exercisable.  The options will expire 5 years after the vesting date. During the six months ended June 30, 2015 the Company recorded $197,731 (June 30, 2014 - Nil) as stock-based compensation associated with the grant of Aasen Options.

Employment Agreement with CEO of the Subsidiary

On January 6, 2015, the Subsidiary entered into an employment agreement effective as of December 1, 2014, pursuant to which Mr. Karlsson agreed to act as the Subsidiary’s President and Chief Executive Officer. Mr. Karlsson is entitled to an annual base salary of $120,000 per year beginning on December 1, 2014. In addition, the Company granted Mr. Karlsson options to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share (the “Karlsson Options”). The Karlsson Options vest on December 1, 2015 and will expire on December 1, 2020. During the six months ended June 30, 2015 the Company recorded $10,151 (June 30, 2014 - Nil) as stock-based compensation associated with the grant of Karlsson Options.

NOTE 4 - EQUIPMENT

Amortization schedule for the equipment at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Book value	$31,093	$39,413
Additions	11,354	--
Amortization	(4,530)	(8,320)
Equipment	$37,917	$31,093

The equipment consists of testing and laboratory tools and machinery, and is amortized on a straight-line basis over its useful life of five years.

NOTE 5 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans outstanding as at June 30, 2015 and December 31, 2014:

As at June 30, 2015
Principal outstanding	Interest rate per annum	Accrued interest	Total
$27,000	8%	$8,608	$35,608
49,500	7%	19,213	68,713
152,317	6%	30,943	183,260
236,056	0%	--	236,056
$464,873		$58,764	$523,637

As at December 31, 2014
Principal outstanding	Interest rate per annum	Accrued interest	Total
$27,000	8%	$7,227	$34,227
49,500	7%	16,876	66,376
163,779	6%	27,509	191,288
345,316	0%	--	345,316
$585,595		$51,612	$637,207

All loans are unsecured and due on demand.

On April 7, 2015, the Company received a demand notice to repay outstanding notes payable totaling $198,000 and $303,469 (CAD$378,972) of which $152,146 (CAD$190,000) of the principal amount accrues interest at a rate of 6% per annum, compounded monthly. On April 17, 2015, the Company made a payment of $100,000 and submitted a proposal for extended repayment terms (Note 8).

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

In consideration for the First KF Loan Agreement, as amended on March 10, 2014 (the “March Amendment”), the Company issued to the Lender non-transferrable share purchase warrants to purchase a total of 6,904,546 shares exercisable at a price of $1.00 per share (Note 7). Warrants for 2,450,000 shares were to expire on January 15, 2015, and warrants for 4,454,546 shares expire on January 15, 2018. The Lender may choose to exercise the warrants for up to 3,452,273 shares of common stock by way of a cashless exercise. The warrants have a down-round provision whereby the exercise price of the warrants are adjusted to the lowest offering price of any options, warrants or shares issued subsequent to the issuance of these warrants (the “Down-Round Provision”).

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

As consideration for the September Amendment, the Company issued to the Lender additional warrants for the purchase of up to 2,350,000 shares (the “September Warrants”), with an initial exercise price of $0.50 per share and expiring on January 15, 2019, with cashless exercise rights for up to 1,175,000 shares. In addition, the Company agreed to decrease the exercise price for all warrants previously issued to the Lender under the First KF Loan (the “Amended Warrants”) from $1.00 per share to $0.50 per share and extend the expiration date of warrants for up to 2,450,000 shares of the Company’s common stock from January 15, 2015 to January 15, 2016. The 2,350,000 warrants also have the Down-Round Provision.

The incremental increase in the fair value of the Amended Warrants and the fair value of the September Warrants was determined to be $1,477,842 and has been recorded as a financing cost.

During the six months ended June 30, 2015, the Company recognized accretion expense of $29,132 (June 30, 2014 - $136,313).

At June 30, 2015, the fair value of the derivative liability associated with the warrants was $467,309 (December 31, 2014 - $1,203,944).

The fair values of the warrants and adjustments were determined using the Black-Scholes option pricing model at the grant date, and were revalued at the reporting dates using the following assumptions:

	At December 31, 2014	At June 30, 2015
Expected Warrant Life	1.04-4.04 years	0.55-3.55 years
Risk-Free Interest Rate	0.25%-1.38%	0.11%-1.63%
Expected Dividend Yield	Nil	Nil
Average Expected Stock Price Volatility	115%	125%

Second KF Business Ventures Loan Agreement

On July 28, 2014, the Company entered into a second loan agreement with the Lender (the “Second KF Loan Agreement”). Under the Second KF Loan Agreement, the Lender agreed to lend to the Company $2,400,000 (the “Second KF Loan”), to be advanced in eight equal installments of $300,000 each, commencing on September 1, 2014, and on the first day of each consecutive calendar month thereafter until fully advanced.

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

In consideration for the Second KF Loan Agreement, the Company issued to the Lender non-transferrable share purchase warrants for a total of 9,600,000 shares of the Company’s common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019 (Note 7). The Lender may choose to exercise the warrants for up to 4,800,000 shares of common stock by way of a cashless exercise. The warrants have the Down-Round Provision.

The warrants were determined to be a derivative under ASC 815; therefore, at initial measurement, the proceeds were allocated to the warrants first and any residual proceeds to the loan.

At issuance date, the fair value of the warrants was $5,388,652 and a value of $Nil was allocated to the loan. A financing charge of $2,988,652 has been recorded on the transaction.

During the six months ended June 30, 2015, the Company recognized accretion expense of $7,149 (June 30, 2014 - Nil).

At June 30, 2015, the fair value of the derivative liability associated with the warrants was $817,250 (December 31, 2014 - $1,787,241).

The fair value of all the warrants issued under the Second KF Loan Agreement was calculated using the Black-Scholes option pricing model at the grant date, and was revalued at the reporting date using the following assumptions:

	At December 31, 2014	At June 30, 2015
Expected Warrant Life	4.67 years	4.18 years
Risk-Free Interest Rate	1.73%	1.63%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	121%	127%

A summary of the derivative liability associated with the warrants under the First and Second KF Loan Agreements is as follows:

As at June 30, 2015
	Fair value at December 31, 2014	Change on revaluation at reporting date	Total fair value at June 30, 2015
2,200,000 warrants issued January 15, 2014	$105,294	$(79,365)	$25,929
250,000 warrants issued March 10, 2014	11,965	(9,019)	2,946
4,000,000 warrants issued January 15, 2014	606,769	(375,315)	231,454
454,546 warrants issued March 10, 2014	68,951	(42,649)	26,302
9,600,000 warrants issued July 28, 2014	1,787,241	(969,991)	817,250
2,350,000 warrants issued September 8, 2014	410,965	(230,287)	180,678
Total Derivative Liability	$2,991,185	$(1,706,626)	$1,284,559

KF Business Ventures Deferred Financing Costs

The Company recorded $37,150 in legal fees associated with securing both KF Loans. These fees are amortized over the remaining life of the loans; as of June 30, 2015, the Company recorded $13,515 (June 30, 2014 - Nil) in financing costs associated with the amortization of these legal fees.

NOTE 7 - SHARE CAPITAL

The Company did not have any transactions that resulted in the issuance of its common stock during the six month period ended June 30, 2015.

Warrants

During the six month period ended June 30, 2015, the Company did not have any transactions that resulted in the issuance of the share purchase warrants.

A continuity of warrants for the six months ended June 30, 2015 and the year ended December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
Warrants beginning	29,104,546	--
Warrants issued	--	29,104,546
Warrants outstanding	29,104,546	29,104,546

At June 30, 2015, the weighted-average exercise price and remaining contractual life of the outstanding share purchase warrants were $0.67 and 2.71 years, respectively.

Details of warrants outstanding as at June 30, 2015 are as follows:

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

On September 8, 2014, the Company granted options to acquire up to 2,500,000 shares of the Company’s common stock to a Director (the “Options”). These Options were issued under the 2014 Plan.  The Options vest at a rate of 500,000 shares per year, beginning September 1, 2014, and have initial exercise price of $0.50 per share, subject to adjustment in the event that the Company subsequently issues any shares of its common stock or any options, warrants, convertible instruments or similar instruments at a purchase, exercise or conversion price less than $0.50 per share. The Options expire 5 years after the vesting date thereof. During the six month period ended June 30, 2015, the Company expensed stock based compensation of $216,631 associated with this grant (June 30, 2014 – Nil).

On January 6, 2015, the Company granted options to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share to the CEO and President of the Subsidiary. These Options were issued under the 2014 Plan (Note 3). The Options vest on December 1, 2015, and expire on December 1, 2020, subject to certain early termination conditions. During the six month period ended June 30, 2015, the Company expensed stock based compensation of $10,151 associated with this grant (June 30, 2014 - Nil).

On March 6, 2015, the Company granted options to acquire up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share to the CEO and a director of the Company. These Options were issued under the 2014 Plan (Note 3). Options to acquire up to 1,000,000 restricted shares of the Company’s common stock vested on March 23, 2015. The remaining 2,000,000 options vest at a rate of 500,000 shares per year, beginning March 23, 2016. The options expire 5 years after the vesting date. The Company recorded $197,731 as stock-based compensation associated with the grant of these options.

On May 1, 2015, the Company granted options to acquire up to 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share to the former Vice President of Engineering and a former director of the Company, who continues to be an employee of the Company. These Options were issued under the 2014 Plan. The options vested at the grant date and expire on May 1, 2020. The Company recorded $63,660 as stock-based compensation associated with the grant of these options.

On May 1, 2015, the Company granted options to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share to an employee of its Subsidiary. These Options were issued under the 2014 Plan. The options vest on May 5, 2016, and expire on May 5, 2021, subject to certain early termination conditions. The Company recorded $2,061 as stock-based compensation associated with the grant of these options.

On June 1, 2015, the Company granted options to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share to an employee of its Subsidiary. These Options were issued under the 2014 Plan. The options vested at the grant date and expire on June 1, 2020, subject to certain early termination conditions. The Company recorded $9,285 as stock-based compensation associated with the grant of these options.

A continuity of options for the six month period ended June 30, 2015 and the year ended December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
Options beginning	2,500,000	--
Options issued	3,800,000	2,500,000
Options outstanding	6,300,000	2,500,000
Options exercisable	2,100,000	500,000

At June 30, 2015, the weighted-average exercise price and remaining contractual life of the outstanding options to purchase the share of the Company’s common stock were $0.50 and 6.17 years, respectively.

Details of options outstanding as at June 30, 2015 are as follows:

Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.50	September 8, 2014	2,500,000	500,000
$0.50	January 6, 2015	100,000	-
$0.50	March 6, 2015	3,000,000	1,000,000
$0.50	May 1, 2015	500,000	500,000
$0.50	May 1, 2015	100,000	-
$0.50	June 1, 2015	100,000	100,000
		6,300,000	2,100,000

NOTE 8 - SUBSEQUENT EVENTS

1.    On July 8, 2015, the Company granted options to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share to its employee. These Options were issued under the 2014 Plan. The options vested at the grant date and expire on July 8, 2020, subject to certain early termination conditions.

2.    On July 28, 2015, the Company entered into a loan agreement with its President and Chief Technical Officer (the “Lender”), whereby the Lender agreed to lend to the Company $200,000 in exchange for an unsecured Promissory Note. The principle amount accumulates interest at 6% per annum compounded monthly and is due on demand and not earlier than 90 days following execution of the Loan.

3.    On July 28, 2015, the Company received a second demand notice from Lenders, for repayment of balance owed on the loans advanced to the Company during 2012 through 2014 (Note 5). On August 4, 2015, the Company reached an agreement with the Lenders to extend the repayment of the outstanding loans in consideration for a $10,000 extension fee (paid). The Company agreed to repay the remaining balance under the non-interest bearing and 6% interest bearing loans in two equal installments, due September 26, 2015 and November 25, 2015.

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

The forward-looking statements in this Quarterly Report on Form 10-Q for the interim period ended June 30, 2015, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Currently our main efforts are directed towards development and marketing of our DSOX-20 Pre-Combustion Fuel Purification System (the “DSOX-20”, or “DSOX System”), which superseded our previous DSOX-15 model, to various divisions of the marine industry, including, but not limited, to cruise, cargo and tanker ships.

In addition to the DSOX System, we have developed an exhaust gas scrubber that we call the “Njord”, which can be used in conjunction with our DSOX-20 or installed as a standalone system, depending on the space allowed in a ship’s funnel.

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2015.

Update on Current projects

Magical Cruise Company, Limited (the “DCL Project”)

As of the date of this Quarterly Report on Form 10-Q we continue with the commissioning and certification process of our DSOX System installed onboard a Magical Cruise Company, Limited (“DCL”) vessel. We completed the installation of the DSOX System in April 2015, and are currently focused on optimizing the various elements of the installation in order to successfully obtain certification. If we are unable to obtain certification for the installed system, then DCL will have the option of applying amounts paid by them for the initial DSOX System towards the purchase price of our Njord.

LMS Ship Management Inc. (the “LMS Project”)

On or about June 19, 2014, we began the installation of our first DSOX System in Mobile, Alabama for LMS Ship Management Inc. (“LMS”). The DSOX System being installed for LMS represents a combination of two DSOX-15 Systems. Originally, our agreement with LMS called for installation of two separate DSOX-15 Systems onboard two cargo ships operated and managed by LMS.  However, in discussions with LMS, it was agreed that we would combine the two DSOX Systems into one combined stand-alone on-shore system.

During the first quarter of fiscal 2015 we suspended the LMS Project in order to allow us to focus on commissioning the DCL Project.  As of the date of this Quarterly Report on Form 10-Q the LMS Project remains suspended. Due to the similarities of the DSOX Systems for both projects, we are planning to apply the technological improvements and the knowledge from the DCL Project to the LMS Project, which we expect will be restarted shortly after completion of the DCL Project.

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred during the quarter ended June 30, 2015, and up to the date of the filing of this report:

Resignation of Mr. Buczek as Director and Officer

On April 15, 2015, Jeffrey M. Buczek resigned as a member of our Board of Directors and on May 1, 2015, Mr. Buczek also resigned from his position as Vice President of Engineering. Mr. Buczek’s resignation was not due to, and was not caused by, in whole or in part, any disagreement with us, whether related to our operations, policies, practices or otherwise. Mr. Buczek continues to be employed by us in a non-executive capacity as Project Manager. We have no immediate plans to fill the vacancy created by Mr. Buczek’s resignation from the Board of Directors.

Appointment by Triton International of Vice President of Engineering

On May 1, 2015, our wholly owned subsidiary, Triton Emission Solutions International AB (“Triton International”), appointed Mohamed Abdul Hameed as its Vice President of Engineering.  Mr. Hameed is entitled to an annual base salary of $108,000 per year beginning April 1, 2015. In addition to the base salary, we granted Mr. Hameed options to purchase up to 100,000 restricted shares of our common stock at an exercise price of $0.50 per share vesting on May 1, 2016.

Bridge Financing

On July 28, 2015, we entered into a loan agreement (the “Norling Loan”) with Paer Tomas Rasmus Norling, our President and Chief Technical Officer, whereby Mr. Norling agreed to lend us $200,000. The principle amount under the Norling Loan accumulates interest at 6% per annum, compounded monthly, and is due on demand following 90 days after the execution of the Norling Loan.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended		Percentage Increase / (Decrease)
	June 30, 2015	June 30, 2014
Revenue	$37,019	$3,862	858.5%
Operating expenses	(550,499)	(2,048,199)	(73.1)%
Accretion expense	(32,316)	(86,824)	(62.8)%
Financing costs	(8,676)	-	n/a
Gain on change in fair value of derivative liability	898,166	-	n/a
Interest expense	(4,640)	(91,444)	(94.9)%
Impairment of loan	-	(150,000)	(100.0)%
Stock-based compensation	(223,598)	-	n/a
Net income (loss)	$115,456	$(2,372,605)	(104.9)%

Six Months Summary

	Six Months Ended		Percentage Increase / (Decrease)
	June 30, 2015	June 30, 2014
Revenue	$52,178	$28,810	81.1%
Operating expenses	(1,059,869)	(2,839,634)	(62.7)%
Accretion expense	(36,281)	(136,313)	(73.4)%
Financing costs	(13,515)	-	n/a
Gain on change in fair value of derivative liability	1,706,626	-	n/a
Interest expense	(9,130)	(155,060)	(94.1)%
Impairment of loan	-	(150,000)	(100.0)%
Non-cash consulting fees	-	(9,677,730)	(100.0)%
Stock-based compensation	(499,519)	-	n/a
Net income (loss)	$140,490	$(12,929,927)	(101.1)%

Revenues

Our revenue increased by 858.5% to $37,019 during the three months ended June 30, 2015, from $3,862 during the three months ended June 30, 2014. The increase in revenue was attributed to $26,848 in consulting fees charged by our wholly owned subsidiary, Triton International, on the use and installation of emission abatement technologies. In addition, we recorded $10,171 in royalty revenue from our agreement with WebTech Wireless (“WebTech”), which is scheduled to terminate on October 31, 2015.

On a year-to-date basis, our revenue increased by $23,368, or 81.1% from $28,810 we recorded during the six months ended June 30, 2014 to $52,178 we recorded during the six months ended June 30, 2015. The increase was mainly associated with $40,315 generated by Triton International for consulting fees on the use and installation of emission abatement technologies. This revenue was offset by the $1,947 decrease in royalty revenue from our agreement with WebTech, and lack of revenue from ship surveys.

Operating Expenses

During the three month period ended June 30, 2015 our operating expenses decreased by 73.1% to $550,499 from $2,048,199 during the three months ended June 30, 2014.  This change was mainly associated with our efforts to control our overall operating costs, suspension of our LMS Project for the installation of the land-based DSOX System for LMS, and completion of the installation phase of the DSOX System on board a vessel operated by DCL.

During the six month period ended June 30, 2015, our operating expenses decreased by 62.7% to $1,059,869 from $2,839,634 for the six months ended June 30, 2014.

The most significant year-to-date changes in our operating expenses were as follows:

•

Our research and development costs during the period ended June 30, 2015 increased by $44,644 to $58,067 incurred during this period. These increases were associated with the LMS Project, as majority of work done on the project during the first quarter of the fiscal 2015 was determined to be a part of further development of our DSOX System.

•

Our amortization expense decreased by $1,530,019, from $1,534,549 recorded during the six month period ended June 30, 2014 to $4,530 recorded during the six month period ended June 30, 2015. The greater amortization expense for 2014 was associated with emission abatement technologies we acquired from Mr. Norling on March 10, 2014, which initially were recorded as an intangible asset, subject to amortization, and were expensed at December 31, 2014 as research and development costs.

•

In order to comply with our agreements for the installation and servicing of the DSOX Systems we were required to acquire Marine and Workers Compensation insurance, which resulted in an overall increase of $26,651 to our insurance expense from $58,393 incurred during the six month period ended June 30, 2014 to $ 85,044 incurred during the six month period ended June 30, 2015.

•

During the six month period ended June 30, 2015, our travel and entertainment expenses decreased by $47,515, relative to the same period in fiscal 2014. This decrease was mainly associated with our concentration on installations of our DSOX Systems, which resulted in reduced travel requirements.

•

During the six month period ended June 30, 2015, our advertising and marketing expenses decreased by $99,672 and $32,358, respectively, relative to the same period in fiscal 2014. The decreases were associated with the shift of our efforts from building a public awareness for our Company and products to our ongoing installation projects.

•

During the six month period ended June 30, 2015, our administrative, consulting and management fees decreased by $79,135, $400,402 and $180,000, respectively. These decreases were mainly associated with restructuring of our administrative functions and transition to the payroll system, which is reflected in a $607,576 increase to our costs associated with salaries and wages.

•

Our concentration on ongoing installation projects as well as our efforts to control operating costs resulted in a decrease to our professional fees of $131,098 from $158,716 incurred during the six month period ended June 30, 2014 to $27,618 incurred during the six month period ended June 30, 2015.

•

During the six month period ended June 30, 2015, our web design and maintenance fees decreased by $93,835 to $2,270. The greater web design fees during the fiscal 2014 were associated with the redesign of our corporate website, which we continue to maintain and update as required.

•

On June 24, 2014, we signed a Restated and Amended Teak Shield License Agreement, which resulted in termination of our obligations pursuant to the original Teak Shield License. As a result, we were released from any and all obligations pursuant to the original Teak Shield License, which resulted in reversal of the royalty fees of $170,833 we recorded at June 30, 2014.

Other Items

During the six month period ended June 30, 2015, we recorded $13,515 in financing costs associated with legal fees we incurred to secure the First KF Loan and the Second KF Loan and $36,281 in accretion expense that resulted from the difference between the stated interest rate and the implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First KF Loan and the Second KF Loan. During the same period in fiscal 2014, our accretion expense was determined to be $136,313, and resulted from initial recognition of warrants issued for the First KF Loan and the Second KF Loan as a non-derivative liability, resulting in a greater portion of the loan proceeds being subject to accretion.

Our interest expense associated with obligations other than the KF Loans decreased by $145,930, or 94.1% from $155,060 for the six month period ended June 30, 2014, to $9,130 for the six month period ended June 30, 2015. This decrease was associated with repayment of the Acamar Loan in September 2014.

During the six month period ended June 30, 2014, we recorded $9,677,730 in non-cash consulting fees associated with the fair value of the warrants to acquire up to 10,000,000 shares of our common stock we issued to Mr. Norling as part of his Management Consulting Agreement with us. We did not incur any non-cash consulting expenses during the six month period ended June 30, 2015.

During the six month period ended June 30, 2015, we recorded $499,519 in stock-based compensation in respect of options to acquire up to 6,300,000 shares of our common stock (subject to certain vesting conditions) we granted to our directors, officers and employees under the 2014 Plan. We did not incur similar expenses during the six month period ended June 30, 2014.

The above items were offset by a gain of $1,706,626 on a change in the fair value of the derivative liability associated with the fair value of the warrants we issued to KF Business Ventures LP pursuant to the First KF Loan and the Second KF Loan. The change in the fair value of the derivative liability was a result of the decrease in the market price of our common stock at June 30, 2015, as compared to the market price of the stock at December 31, 2014.

Liquidity and Capital Resources

Our financial position was as follows at June 30, 2015 and December 31, 2014:

Working Capital	June 30, 2015	December 31, 2014

Current assets	$965,453	$2,164,144
Current liabilities	4,145,554	5,994,881
Working capital deficit	$(3,180,101)	$(3,830,737)

As of June 30, 2015, we had a cash balance of $323,988, a working capital deficit of $3,180,101, of which $1,284,559 was attributed to the fair value of the derivative liability associated with the warrants we issued to KF Business Ventures LP as partial consideration for the First KF Loan and the Second KF Loan, and cash flows used in operations of $1,321,690 for the six months then ended. During the six month period ended June 30, 2015, we funded our operations with $1,200,000 we received pursuant to the Second KF Loan, and, to a minor extent, with the cash we received from royalties and consulting fees.

Our balance sheet at June 30, 2015, does not reflect the full amount payable on account of principal and interest under the First KF Loan and the Second KF Loan.  Since the warrants issued as consideration for the First KF Loan and the Second KF Loan were determined to be a derivative liability, pursuant to the guidance provided by ASC 815, the proceeds were allocated to the warrants, with amount over and above cash proceeds recorded as financing costs. The loan portion of the debt was assigned a Nil value, and is being accreted over the life of the loans using an implied interest rate of 1,130% on the First KF Loan and 1,729% on the Second KF Loan.

As of June 30, 2015, we owed a total of $4,795,706 to KFBV under the terms of the First KF Loan and the Second KF Loan, consisting of $4,400,000 in principal amount of all advances made to that date plus accrued interest thereon calculated using the stated interest rate of 10% per annum compounded monthly.  The First KF Loan and the Second KF Loan are due and payable on January 15, 2016, when the value of the loans will amount to $5,063,314, unless prepaid earlier.  We may extend the due date of the First KF Loan and the Second KF Loan to January 15, 2017, provided that we issue additional warrants to KFBV.  Extending the due date of these loans may result in a dilution of the interests of our stockholders. A description of the First KF Loan and the Second KF Loan are provided under “Net Cash Provided by Financing Activities”.

Subsequent to the quarter ended June 30, 2015, we arranged for an additional bridge financing totaling $200,000 with our CTO and President, Rasmus Norling (the “Norling Loan”).  The principle due under this bridge financing accrues interest at a rate of 6% per annum, compounded monthly, and is payable on demand following 90 days after the date the Norling Loan was executed.

In April 2015, Quarry Bay Capital LLC and another unrelated third party lender provided us with a demand notice for the repayment of demand loans advanced to us during 2012 through 2014.  A total of $198,000 and $303,469 (CAD$378,972) was outstanding under the loans at the time the demand notice was provided $152,146 (CAD$190,000) of the principal amount advanced accrues interest at a rate of 6% per annum, compounded monthly. The remaining principal amounts were advanced interest free. In April 2015, we made arrangements to pay $100,000 of the total amounts outstanding (which amount has been paid), with the balance to be repaid in 90 days.  We have not yet repaid the balance of the amount outstanding.  In August 2015 we made additional arrangements with the lenders whereby we have agreed to repay the amounts owing in two equal installments, due September 26, 2015 and November 25, 2015 in consideration for an “extension fee” of $10,000, which extension fee has been paid.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the first and the second quarters of 2015.  Our only significant source of financing during the six month period ended June 30, 2015 came from our loans from KFBV.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under the First KF Loan and the Second KF Loan.

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

Cash Flows

	Six Months Ended June 30,
	2015	2014
Cash flows used in operating activities	$(1,321,690)	$(927,038)
Cash flows provided by financing activities	1,100,000	1,944,286
Cash flows used in investing activities	(11,354)	-
Effects of foreign currency exchange	(3,112)	-
Net increase (decrease) in cash during the period	$(236,156)	$1,017,248

Net Cash Used in Operating Activities

Net cash used in operating activities during the six month period ended June 30, 2015, was $1,321,690. This cash was primarily used to cover our cash operating expenses of $1,035,089 and increase our work in progress by $187,267, which was associated with payments we made to our contractors for the manufacturing of the DSOX Systems as well as to acquire necessary parts and equipment. We also decreased our wages payable by $41,476, and reduced our accrued liabilities and amounts due to related parties by $29,519 and $15,497, respectively. In addition, increases in our accounts receivable and prepaid expenses of $19,672 and $11,702, respectively, further increased our cash used in operations. These uses of cash were offset by a $9,403 increase in accounts payable and $9,130 in interest accrued on short-term notes and advances payable.

Net cash used in operating activities during the six months ended June 30, 2014, was $927,038. This cash was primarily used to cover our cash operating expenses of $1,534,081 and increase our work in progress by $741,511, which was associated with payments we made to our contractors for the manufacturing of our first DSOX System for the LMS Project, as well as acquire necessary parts and equipment. In addition we used $31,261 to reduce the amounts due to related parties and $142,801 to reduce our accrued liabilities, which were in part associated with the reversal of royalty fees payable for the Teak Shield License. These uses of cash were offset by $975,000 we received as a deposit for the Purchase and Services Agreement with DCL. The uses of cash were further offset by  decrease in prepaid expenses of $68,072, increase in our accounts payable of $324,723 and increase in interest accrued on the notes and advances payable of $155,060.

Non-cash transactions

During the six months ended June 30, 2015, our net income was further decreased by the following expenses that did not have any impact on cash used in operations:

•

$499,519  in stock-based compensation associated with the fair value of options to purchase up to 6,300,000 shares of our common stock we granted to our directors, officers and employees under our 2014 Stock Option Plan;

•

$13,515 in financing costs associated with legal fees to secure the First KF Loan and the Second KF Loan and $36,281 accretion expense that resulted from the difference between the stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the above loans; and

•

$4,530 in amortization expense we recorded on our testing and laboratory equipment.

The negative effects of the above non-cash transactions were offset by the following items:

•

$1,706,626 gain we recorded on the revaluation of the derivative liability associated with the warrants we issued to KF Business Ventures LP as consideration for the First KF Loan and the Second KF Loan. Pursuant to the guidance provided by ASC 815, the derivative liability must be revalued at each reporting period based on the value of the underlying variable on the specific date; since the price of our common stock at June 30, 2015 was significantly lower compared to the price at December 31, 2014 this resulted in gain on revaluation; and

•

$22,798 gain that resulted from foreign exchange fluctuations on Canadian Dollar denominated loans and advances we received.

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

•

$1,534,549 in amortization expense associated with our intangible assets as well as testing and laboratory equipment; and

•

$46,410 and $844 in web design and loss on foreign exchange fluctuations on Canadian Dollar denominated loans and advances we received.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2015, we received $1,200,000 from KF Business Ventures LP (“KFBV”) pursuant to our Second KF Loan Agreement. Robert C. Kopple, Chairman of our Board of Directors, is the principal of KFBV. During the same period we used $100,000 to reduce our non-interest bearing loans with unrelated parties.

During the six months ended June 30, 2014, we received $2,000,000 from KF Business Ventures LP, pursuant to our First KF Loan. In addition, we received an advance for the total of CAD$50,000 ($48,286) from an unrelated party. These financing activities were reduced by $104,000 we paid to partially reduce interest we owed under the Acamar Loan Agreement we entered into on April 19, 2012.

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

As of June 30, 2015, we owed a total of $4,795,706 to KFBV under the terms of the First KF Loan and the Second KF Loan, consisting of the full principal amount of all advances made to that date plus accrued interest thereon.

Net Cash Used in Investing Activities

During the six month period ended June 30, 2015, we paid $11,354 acquiring the necessary equipment for testing our DSOX Fuel Purification Systems. We did not have similar transactions during the same period in fiscal 2014.

Going Concern

The notes to our financial statements at June 30, 2015, disclose our uncertain ability to continue as a going concern. We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to qualified customers in Europe. This royalty agreement ends on October 31, 2015, which will end the revenue from this source. Our emission abatement technologies have begun generating revenue only recently.  To date revenue related to these technologies has been limited to consulting on the use and implementation of these systems and conducting surveys on ships for the potential installation of our emission abatement systems.

We have accumulated a deficit of $66,109,996 since inception and increased sales will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking contracts for our emission abatement technologies. As of the date of this Quarterly Report we have been contracted to install a land-based DSOX Fuel Purification System for LMS Ship Management Inc. (“LMS”), install DSOX System on board a vessel operated by Magical Cruise Company, Limited (“DCL”), and entered into a Term Sheet Agreement for installation of two DSOX Systems for Prestige Cruise Holding Inc.  Despite these contracts we cannot provide assurance that we will be successful in generating additional sales. In addition, we have yet to record revenue from our LMS and DCL contracts, since the installations of our DSOX System for LMS has been currently suspended and DSOX System installed onboard DCL vessel is going through the commissioning process; we also have no assurance that we will be able to record revenues from subsequent installations in the future.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Principals of Consolidation

The unaudited consolidated interim financial statements include the accounts of Triton Emission Solutions Inc. and our wholly-owned subsidiaries, Ecolutions, Inc., and Triton Emission Solutions International AB. On consolidation, we eliminate all significant intercompany balances and transactions.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At June 30, 2015 and 2014, our allowance for doubtful accounts was $0.

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

Foreign Currency Translation and Transaction

The functional currency for the parent company is the U.S. dollar, the functional currency for the Company’s Swedish subsidiary is the Swedish krona. The Company translates assets and liabilities to U.S. dollars using exchange rates in effect at the reporting date, and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from the translation of foreign entity financial statements are included as a component of other comprehensive income or loss.

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

At June 30, 2015, we had $191,416 in cash on deposit with a large chartered Canadian bank, $115,706  on deposit with large U.S. bank, and $16,866 on deposit with Swedish bank. Of these deposits approximately $311,066 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of royalty and consulting income and is not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss. We routinely assess the financial strength of our sources of revenue income and as a consequence, concentration of credit risk is limited. At June 30, 2015, we had $23,668 in accounts receivable outstanding, of which $2,385 was attributable to our royalty revenue from WebTech, and $21,283 - to consulting fees charged by our wholly owned subsidiary, Triton International.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2015. Based on the evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we have entered into sales contracts with LMS and DCL, and have a term sheet agreement with Prestige, for the installation of our DSOX Systems, and we have completed installation of our DSOX System on board a DCL vessel, we have not yet obtained certification that our DSOX System installed on board the DCL vessel meets current MEPC standards. In addition, we have temporarily suspended the installation of our DSOX System for LMS.  As a result, we have not yet recorded revenue from the sale of these products, and there is no assurance that the emission abatement systems installed by us will obtain certification under Current MEPC Standards.

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

We expect the majority of our future revenue to come from sales of our DSOX-20 Fuel Purification System, and our newly developed exhaust gas scrubber Njord, which are heavily dependent on current and future IMO Regulations being enforced by international signatories to MARPOL Annex VI.  Currently the United States, Canada and the E.U. have Emission Control Area’s (ECA) in place that apply stringent engine emission standards and fuel sulfur limits to ships that operate in these ECA’s as set under MARPOL Annex VI.  While sulfur oxide limit restrictions in these ECA’s have been reduced to the expected 0.1% by mass limit on January 1, 2015, there can be no assurance that the additional reductions in limits will continue to occur as scheduled.  A change in the current and upcoming IMO regulations could have a significant material impact on our financial results.

Unforeseen complications during the installation of our DSOX and Njord Systems can potentially halt ships operation, which could adversely affect our sales, results of operations or cash flows, as well as increase potential for lawsuits filed against us.

Our DSOX Fuel Purification System as well as our exhaust gas scrubber, Njord, can be installed on a ship without disruption to the ship’s operations. The DSOX-20 can also be bypassed if needed, reducing the potential operational impact in case of any technical issues. However, if the planning and/or execution of the installation process have flaws, we can face a situation where the ship's operation may have to be halted in order to complete installation. Depending on the type of ship and its machinery, this risk can be mitigated by scheduling the operation of a different engine. However, if the alternative engine is not available, or if bypassing our DSOX System is not possible, we will have no choice but to stop the operation of the ship.

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

•

changes in environmental regulations that may make our products illegal to sell and distribute in their present form; and

•

inability of our suppliers to obtain materials used in production due to factors such as work stoppages, shortages or supplier plant shutdowns.

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

The global economic downturn has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and lower business spending, all of which may have a negative effect on our business, results of operations, financial condition and liquidity. Potential customers may be unable to fund purchases or may decide to reduce purchases or inventories or may cease to continue in business. In addition, our suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand or could affect our gross margins.

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

As of June 30, 2015, we owed approximately $4,795,706 under the terms of the First KF Loan and the Second KF Loan.  In addition to these amounts, we have other significant short term liabilities.  There is no assurance that we will be able to service our debt obligations when due.

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

We have not raised significant financing from any sources other than the First KF Loan and the Second KF Loan and our bridge financing with Mr. Rasmus Norling, and there is no assurance that we will be able to raise additional financing in the future in amounts sufficient to repay our obligations under these loans or on commercially reasonable terms. In addition, our ability to raise financing from other sources is restricted under the terms of the First KF Loan Agreement and the Second KF Loan Agreement.  Under the terms of the KF Loan Agreements, we may not incur additional debt financing (other than trade payables incurred in the ordinary course of business), sell any material assets, sell any of our equity securities, which could potentially result in a change in control, or engage in any corporate reorganization while any amounts remain outstanding under those agreements without the prior written consent from the lender, KF Business Ventures, LP (“KFBV”).

As of June 30, 2015, we owed a total of $4,795,706 to KFBV under the terms of the First KF Loan and the Second KF Loan, consisting of the full principal amount of all advances made to that date plus accrued interest thereon. Outstanding principal plus interest under the First KF Loan and the Second KF Loan is due on January 15, 2016. We may extend the maturity date for these loans by one year to January 15, 2017, provided that we issue additional share purchase warrants to KFBV in an amount equal to one-half of the outstanding principal plus interest with an initial exercise price of $0.50 per share and expiring on September 1, 2021.  Exercising this deferral right could significantly dilute the interests of our existing stockholders.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Option Grants to Employees

During the interim period ended June 30, 2015, we granted options to purchase a total of up to 700,000 shares of our common stock to an employee of our Company and employees of Triton International.  The options are exercisable at a price of $0.50 per share and vest at various dates over the next twelve months expiring 5 years following the respective vesting date. Exercise of the options is contingent on the availability of an applicable exemption from the registration and prospectus exemptions of applicable securities laws.

ITEM 6.  EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.3	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.4	Certificate of Amendment to Certificate of Incorporation - Name Change to Poly Shield Technologies Inc.(7)
3.5	Certificate of Amendment to Certificate of Incorporation - Name Change to Triton Emission Solutions Inc.(29)
3.6	Bylaws.(1)

Exhibit Number	Description of Exhibit
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(3)
10.4	Technology License Agreement with Option to Purchase dated March 12, 2012, between the Company, Teak Shield Corp., and Robert and Marion Diefendorf.(4)
10.5	Loan Agreement dated April 19, 2012, between GlobeTrac Inc. and Acamar Investments Inc.(5)
10.6	Acamar Promissory Note dated April 19, 2012, given the Company in favor of Acamar Investments, Inc.(5)
10.7	Security Agreement dated April 19, 2012, granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(5)
10.8	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(6)
10.9	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(6)
10.10	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(6)
10.11	Extension letter dated October 17, 2012, from Acamar Investments, Inc.(7)
10.12	Amendment No. 1 to Loan Agreement and Promissory Note dated November 16, 2012, between the Company and Acamar Investments, Inc.(8)
10.13	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012.(9)
10.14	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.15	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.16	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.17	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.18	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.19	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.20	Share Purchase Agreement dated April 8, 2013, between J. Douglas Faulkner and Poly Shield Technologies Inc.(12)
10.21	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(13)
10.22	Purchase and sale Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc.(14)
10.23	Divestiture and Share Purchase Agreement amongst Octavio Viveros, New World Technologies Group, Inc., and Poly Shield Technologies Inc. dated effective as of December 2, 2013.(15)
10.24	Addendum to December 1, 2012 Employment Agreement, dated effective as of December 30, 2013.(16)
10.25	Letter Agreement dated January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP.(17)
10.26	Loan Agreement dated as of January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP.(18)
10.27	Addendum No. 2 to December 1, 2012 Employment Agreement, dated effective as of February 28, 2014.(19)
10.28	Technology Transfer Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014.(20)
10.29	Management Consulting Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014.(20)
10.30	Amendment No. 1 to Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated effective as of March 10, 2014.(20)

Exhibit Number	Description of Exhibit
10.31	Purchase and Services Agreement between Magical Cruise Company, Limited and Poly Shield Technologies Inc. dated effective as of April 15, 2014.(21)
10.32	Loan Agreement and Promissory Note dated April 17, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc.(22)
10.33	Loan Agreement and Promissory Note dated May 22, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc.(22)
10.34	Loan Agreement and Promissory Note dated June 30, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc.(22)
10.35	Amended and Restated Technology License Agreement among Poly Shield Technologies Inc., Teak Shield Corp., Marion Diefendorf and the Estate of Robert Diefendorf entered into on June 24, 2014.(22)
10.36	Management Consulting Agreement between Joao da Costa and Poly Shield Technologies Inc. dated effective as of June 25, 2014.(23)
10.37	Management Consulting Agreement between Mitchell Reed Miller and Poly Shield Technologies Inc. dated effective as of June 25, 2014.(23)
10.38	Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated July 28, 2014.(24)
10.39	Management Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 3, 2014.(25)
10.40	Amendment No. 2 to that Loan Agreement dated January 15, 2014 between the Triton Emission Solutions Inc. and KF Business Ventures LP dated effective July 29, 2014.(26)
10.41	2014 Stock Option Plan(26)
10.42	Non-Qualified Stock Option Agreement for Robert C. Kopple dated September 8, 2014(26)
10.43	Amendment No. 1 to Sales and Purchase Agreement dated as of January 12, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.(27)
10.44	Employment Agreement dated March 6, 2015, and effective as of March 23, 2015, between Anders Aasen and Triton Emission Solutions Inc.(28)
10.45	Loan Agreement dated July 28, 2015, in respect of the principal sum of $200,000 between the Company and Paer Tomas Rasmus Norling.(30)
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)

Filed as an exhibit to our Registration statement on Form SB-2 filed on August 2, 2001.

(2)

Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on April 15, 2003.

(3)

Filed as an exhibit to our Current Report on Form 8-K filed on November 14, 2005.

(4)

Filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2012.

(5)

Filed as an exhibit to our Current Report on Form 8-K filed on April 23, 2012.

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

(30)

Filed as an exhibit to our Current Report on Form 8-K filed on August 3, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON EMISSION SOLUTIONS INC.

Date:	August 17, 2015	By:	/s/ Anders Aasen
ANDERS AASEN
Chief Executive Officer
(Principal Executive Officer)

Date:	August 17, 2015	By:	/s/ John da Costa
JOHN DA COSTA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)