Form 10-Q
period 2015-09-30
Triton Emission Solutions Inc.
filed 2015-11-16
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 16, 2015, the Registrant had 88,120,005 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

Unless the context otherwise requires, all references in this report to “Triton,” “the Company,” “we,” “us,” or “our” are to Triton Emission Solutions Inc., collectively with its subsidiaries Ecolutions, Inc., and Triton Emission Solutions International AB.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets
Cash	$157,756	$560,144
Accounts receivable	37,649	3,975
Prepaids	40,159	62,554
Deferred financing costs	10,121	-
Loan receivable	-	1,200,000
Work in progress	542,781	337,471
	788,466	2,164,144

Deferred financing costs	-	20,161
Equipment	35,247	31,093
	$823,713	$2,215,398

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$130,611	$144,913
Accrued liabilities	32,044	68,914
Wages payable	6,729	55,895
Unearned revenue	2,075,000	2,075,000
Notes and advances payable	910,230	637,207
Due to related parties	21,864	21,767
Loan payable	326,078	-
Derivative liability	707,482	2,991,185
	4,210,038	5,994,881

Long-term loan	-	603
Total liabilities	4,210,038	5,995,484

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 88,120,005 issued and outstanding at September 30, 2015 and 88,095,005 at December 31, 2014	88,120	88,095
Obligation to issue shares	46,410	46,410
Additional paid in capital	62,989,873	62,324,449
Accumulated deficit	(66,517,748)	(66,250,486)
Accumulated other comprehensive income	7,020	11,446
	(3,386,325)	(3,780,086)
	$823,713	$2,215,398

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Consulting revenue	$8,130	$-	$48,445	$-
Survey revenue	-	-	-	15,000
Royalty revenue	3,260	2,683	15,123	16,493
Total revenues	11,390	2,683	63,568	31,493

Amortization	2,670	1,312,899	7,200	2,847,448
General and administrative expenses	513,515	731,298	1,510,787	2,193,793
Research and development	13,204	3,579	71,271	17,002
Royalty fee	-	-	-	(170,833)
Loss before other items	(517,999)	(2,045,093)	(1,525,690)	(4,855,917)

Other items
Accretion expense	(289,194)	(191,692)	(325,475)	(328,005)
Financing costs	(18,676)	-	(32,191)	-
Forgiveness of debt	-	238,321	-	238,321
Gain on change in fair value of derivative liability	577,077	-	2,283,703	-
Impairment of loan	-	-	-	(150,000)
Non-cash consulting fees	-	-	-	(9,677,730)
Interest expense	(7,693)	(104,444)	(16,823)	(259,504)
Stock-based compensation	(151,267)	(253,163)	(650,786)	(253,163)
Net loss	(407,752)	(2,356,071)	(267,262)	(15,285,998)

Foreign exchange translation	(2,319)	-	(4,426)	-
Comprehensive loss	$(410,071)	$(2,356,071)	$(271,688)	$(15,285,998)

Net loss per share - basic and diluted	$(0.00)	$(0.03)	$(0.00)	$(0.13)

Weighted average number of shares outstanding - basic and diluted	88,102,070	88,024,353	88,097,386	115,111,122

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

						Accumulated
	Common Shares		Obligation	Additional		Other
	Number of		to Issue	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2013	187,995,005	$187,995	$-	$2,240,253	$(4,487,416)	$11,665	$(2,047,503)

Shares cancelled upon cancellation of employment agreement	(154,000,000)	(154,000)	-	154,000	-	-	-
Fair value of warrants issued on long-term financing	-	-	-	3,900,637	-	-	3,900,637
Fair value of warrants issued for consulting services	-	-	-	9,677,730	-	-	9,677,730
Fair value of stock based compensation	-	-	-	253,163	-	-	253,163
Fair value of warrants issued for investor relation services	-	-	-	117,341	-	-	117,341
Shares issued for patents	54,000,000	54,000	-	52,326,000	-	-	52,380,000
Shares issued for investor relation services	100,000	100	-	46,900	-	-	47,000
Obligation to issue shares	-	-	46,410	-	-	-	46,410
Net loss for the nine months ended September 30, 2014	-	-	-	-	(15,285,998)	-	(15,285,998)
Balance at September 30, 2014	88,095,005	88,095	46,410	68,716,024	(19,773,414)	11,665	49,088,780

Adjustment for fair value of warrants issued on long-term financing	-	-	-	(3,900,637)	-	-	(3,900,637)
Adjustment to fair value of warrants issued for consulting services	-	-	-	(2,509,506)	-	-	(2,509,506)
Fair value of stock-based compensation	-	-	-	47,361	-	-	47,361
Fair value of warrants issued for investor relations services	-	-	-	(28,793)	-	-	(28,793)
Net loss for the three months ended December 31, 2014	-	-	-	-	(46,477,072)	-	(46,477,072)
Translation to reporting currency	-	-	-	-	-	(219)	(219)
Balance at December 31, 2014	88,095,005	88,095	46,410	62,324,449	(66,250,486)	11,446	(3,780,086)

Fair value of stock-based compensation	-	-	-	650,786	-	-	650,786
Fair value of warrants issued for investor relation services	-	-	-	12,163	-	-	12,163
Shares issued for investor relation services	25,000	25	-	2,475	-	-	2,500
Net income for the nine months ended September 30, 2015	-	-	-	-	(267,262)	-	(267,262)
Translation to reporting currency	-	-	-	-	-	(4,426)	(4,426)

Balance at September 30, 2015	88,120,005	$88,120	$46,410	$62,989,873	$(66,517,748)	$7,020	$(3,386,325)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2015	2014

Cash flows used in operating activities

Net loss	$(267,262)	$(15,285,998)

Non cash items
Accretion expense	325,475	328,005
Amortization	7,200	2,847,448
Consulting services	-	9,677,730
Financing costs	22,191	-
Foreign exchange gain	(43,800)	(15,693)
Forgiveness of debt	-	(238,321)
Gain on change in fair value of derivative liability	(2,283,703)	-
Investor relations fees	14,663	164,341
Stock-based compensation	650,786	253,163
Website design	-	46,410

Changes in operating assets and liabilities
Accounts receivable	(33,655)	363
Prepaids	22,401	198,844
Work in progress	(205,164)	(889,903)
Accounts payable	(26,401)	135,480
Accrued liabilities	(36,880)	(157,931)
Wages payable	(48,646)	-
Unearned revenue	-	975,000
Due to related parties	500	(13,503)
Accrued interest	16,823	259,504
Net cash used in operating activities	(1,885,472)	(1,715,061)

Cash flows from financing activities
Long-term loan	1,200,000	2,600,000
Notes and advances payable	400,000	48,286
Repayment of notes payable	(100,000)	(404,000)
Net cash provided by financing activities	1,500,000	2,244,286

Cash flows used in investing activities
Acquisition of equipment	(11,354)	-
Net cash used in investing activities	(11,354)	-

Effects of foreign currency exchange	(5,562)	-

Net increase (decrease) in cash	(402,388)	529,225
Cash, beginning	560,144	177,986
Cash, ending	$157,756	$707,211

Cash paid for:
Income tax	$-	$-
Interest	$-	$250,159

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

The Company’s main focus is the development and marketing of its proprietary DSOX Fuel Purification (the “DSOX”) and Njord Exhaust Gas Scrubber (the “Njord”) Systems, designed to remove sulfur from marine fuel and exhaust gases. The technology is currently aimed at the maritime industry which includes vessels for cruise-line, freight shipping and tanker companies.

Basis of presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  For further information, these unaudited interim consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014, included in the Company’s report on Form 10-K.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Notes 5 and 6), at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Due to a company controlled by the Chief Financial Officer (“CFO”)	$703	$703
Due to the Chief Executive Officer (“CEO”)	2,100	--
Due to the President and Chief Technical Officer (“CTO”)	14,798	--
Due to a former President	294	294
Due to a former CEO	2,656	2,656
Due to the former Vice President (“VP”) of Engineering	195	12,298
Due to the CEO and President of Subsidiary	1,118	5,816
Due to related parties	$21,864	$21,767

Amounts are unsecured, due on demand and bear no interest.

During the nine months ended September 30, 2015 and 2014, the Company incurred the following expenses with related parties:

	September 30, 2015	September 30, 2014
Salary paid to the CEO	$142,159	$--
Fair value of options issued to the CEO (Notes 3 and 7)	239,009	--
Administrative fees incurred to a company controlled by the CFO	112,500	225,000
Management fees incurred to the CFO	22,500	45,000
Management fees incurred to the Senior VP of Business Development	--	180,000
Salary paid to the Senior VP of Business Development	202,500	--
Consulting and survey fees incurred to the former VP of Engineering	--	105,003
Salary paid to the former VP of Engineering	81,668	--
Fair value of options issued to the former VP of Engineering (Note 7)	63,660	--
Consulting and management fees incurred to the President and CTO	--	157,500
Fair value of warrants issued for consulting services to the President and CTO	--	9,677,730
Salary paid to the President and CTO	202,500	31,644
Fair value of options issued to a Director and Chairman (Note 7)	308,735	253,163
Salary paid to the President and CEO of the Subsidiary	79,808	--
Fair value of options issued to the President and CEO of the Subsidiary (Notes 3 and 7)	15,509	--
Consulting fees incurred to the former President	--	15,000
Consulting fees incurred to the former CEO	--	252,000
Total transactions with related parties	$1,470,548	$10,942,040

NOTE 3 - AGREEMENTS

Employment Agreement with CEO

On March 6, 2015, the Company entered into an employment agreement (the “Aasen Agreement”) with Mr. Aasen, pursuant to which Mr. Aasen has agreed to join the Company as its CEO and a Director, effective on March 23, 2015. Mr. Aasen is entitled to an annual base salary of $270,000 per year beginning March 23, 2015. In addition to the base salary, the Company granted Mr. Aasen options to purchase up to 3,000,000 restricted shares of the Company’s common stock at an exercise price of $0.50 per share (the “Aasen Options”). 1,000,000 of the Aasen Options vested on March 23, 2015. The remaining 2,000,000 Aasen Options will vest at a rate of 500,000 shares per year, beginning March 23, 2016. Upon a change-in-control, any options that have not vested will immediately vest and become exercisable.  The options expire 5 years after the vesting date. During the nine months ended September 30, 2015 the Company recorded $239,009 (September 30, 2014 - $Nil) as stock-based compensation associated with the grant of Aasen Options.

Employment Agreement with CEO of the Subsidiary

On January 6, 2015, the Subsidiary entered into an employment agreement effective as of December 1, 2014, pursuant to which Mr. Karlsson agreed to act as the Subsidiary’s President and Chief Executive Officer. Mr. Karlsson is entitled to an annual base salary of $120,000 per year beginning on December 1, 2014. In addition, the Company granted Mr. Karlsson options to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share (the “Karlsson Options”). The Karlsson Options vest on December 1, 2015 and expire on December 1, 2020. During the nine months ended September 30, 2015 the Company recorded $15,509 (September 30, 2014 - $Nil) as stock-based compensation associated with the grant of Karlsson Options.

Consulting Agreement for Investor Relations Services

On September 4, 2015, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with an unrelated party (the “Consultant”) for investor relations services. The term of the Consulting Agreement is one year, expiring on September 4, 2016.

In consideration for the Consultant agreeing to provide his services to the Company, the Company issued the Consultant 25,000 shares of its common stock with a fair value of $0.10 per share for a total of $2,500 and reserved further 75,000 shares of its common stock for issuance in equal instalments of 25,000 shares each on December 4, 2015, March 4, 2016 and June 4, 2016 (Note 7). In addition to the shares of its common stock, the Company issued the Consultant warrants to purchase up to 250,000 shares of its common stock at an exercise price of $0.50 per share, expiring on August 1, 2018, subject to earlier termination in the event that the Consultant ceases to act as a consultant of the Company prior to September 4, 2016.

The fair value of the warrants issued for the Consulting Agreement was calculated to be $12,163 and was expensed at the time of issuance. The fair value of the warrants granted was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At September 4, 2015
Expected Warrant Life	2.91 years
Risk-Free Interest Rate	1.00%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	130%

NOTE 4 - EQUIPMENT

Amortization schedule for the equipment at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Book value	$31,093	$39,413
Additions	11,354	--
Amortization	(7,200)	(8,320)
Equipment	$35,247	$31,093

The equipment consists of testing and laboratory tools and machinery, which is amortized on a straight-line basis over its useful life of five years.

NOTE 5 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans outstanding as at September 30, 2015 and December 31, 2014:

As at September 30, 2015
Principal outstanding	Interest rate per annum	Additional description	Accrued interest	Total
$27,000	8%	Non-convertible	$9,331	$36,331
49,500	7%	Convertible	20,433	69,933
141,855	6%	Non-convertible	31,412	173,267
227,603	0%	Non-convertible	--	227,603
400,000	6%	Related party	3,096	403,096
$845,958			$64,272	$910,230

As at December 31, 2014
Principal outstanding	Interest rate per annum	Additional description	Accrued interest	Total
$27,000	8%	Non-convertible	$7,227	$34,227
49,500	7%	Convertible	16,876	66,376
163,779	6%	Non-convertible	27,509	191,288
345,316	0%	Non-convertible	--	345,316
$585,595			$51,612	$637,207

All loans are unsecured and due on demand.

On April 7, 2015, the Company received a demand notice to repay outstanding notes payable totaling $198,000 and $282,942 (CAD$378,972) of which $141,855 (CAD$190,000) of the principal amount accrues interest at a rate of 6% per annum, compounded monthly. On April 17, 2015, the Company made a payment of $100,000 and submitted a proposal for extended repayment terms.

On July 28, 2015, the Company received a second demand notice from the Lenders, requesting repayment of the balance owed on the above noted loans. On August 4, 2015, the Company reached an agreement with the Lenders to extend the repayment of the outstanding loans in consideration for a $10,000 extension fee (paid and recorded as part of financing costs on the statement of operations). The Company agreed to repay the remaining balance under the non-interest bearing and 6% interest bearing loans in two equal installments, due September 26, 2015 and November 25, 2015.

On September 26, 2015, the Company reached a verbal agreement with the Lenders to extend the agreed upon repayments until mutually agreed upon date, which repayment dates have not yet been determined.

On July 28, 2015, the Company entered into a loan agreement with its President and CTO, Rasmus Norling, whereby Mr. Norling agreed to lend to the Company $200,000 in exchange for an unsecured promissory note. The principal amount accumulates interest at 6% per annum compounded monthly and is due on demand and not earlier than 90 days following execution of the loan agreement. As of September 30, 2015, the Company recorded $2,110 as interest expense associated with this loan.

On August 31, 2015, the Company entered into a loan agreement with KF Business Ventures LP (“KFBV”), a company controlled by a director of the Company, whereby KFBV agreed to lend to the Company $200,000 in exchange for an unsecured promissory note. The principal amount accumulates interest at 6% per annum compounded monthly and is due on demand and not earlier than 90 days following execution of the loan agreement. As of September 30, 2015, the Company recorded $986 as interest expense associated with this loan.

NOTE 6 - KF BUSINESS VENTURES LP LOANS AND DERIVATIVE LIABILITY

First KFBV Loan Agreement

On January 15, 2014, the Company entered into a binding letter agreement with KFBV which was superseded by the formal definitive loan agreement signed on February 11, 2014, and further amended on March 10, 2014, and September 8, 2014 (the “First KF Loan Agreement”). Under the First KF Loan Agreement KFBV agreed to lend to the Company up to $2,000,000 in four equal installments of $500,000 each (the “First KF Loan”). Pursuant to the First KF Loan Agreement (as amended on March 10, 2014) the principal and interest were to become payable in 18 equal monthly installments commencing on January 1, 2015, with the  Company having the right to prepay the First KF Loan at any time in increments of not less than $250,000.  The First KF Loan is unsecured and has effective interest rate of 1,130%.

In consideration for the First KF Loan Agreement, as amended on March 10, 2014 (the “March Amendment”), the Company issued to KFBV non-transferrable share purchase warrants to purchase a total of 6,904,546 shares exercisable at a price of $1.00 per share (Note 7). Warrants for 2,450,000 shares were to expire on January 15, 2015, and warrants for 4,454,546 shares expire on January 15, 2018. The Lender may choose to exercise the warrants for up to 3,452,273 shares of common stock by way of a cashless exercise. The warrants have a down-round provision whereby the exercise price of the warrants are adjusted to the lowest offering price of any options, warrants or shares issued subsequent to the issuance of these warrants (the “Down-Round Provision”).

The warrants were determined to be a derivative under ASC 815; therefore, at initial measurement, the proceeds were allocated to the warrants first and any residual proceeds to the loan.

At issuance date, the fair value of the warrants was $5,128,110 and a value of $Nil was allocated to the loan. A financing charge of $3,128,110 was recorded on the transaction.

On September 8, 2014, the Company entered into a Second Amendment Agreement (the “September Amendment”) to extend the maturity of the First KF Loan to January 15, 2016, and replace 18 equal monthly instalments with a one-time payment of principal and accrued interest. Furthermore, the Company was given an option to further extend the repayment of the First KF Loan to January 15, 2017.

The extension to January 15, 2017, may be granted upon the Company issuing to KFBV additional share purchase warrants (the “Extension Warrants”) that will be equal to one-half of the outstanding principal and unpaid interest as at January 15, 2016. The Extension Warrants will have an initial exercise price of $0.50 per share expiring on September 1, 2021.

As consideration for the September Amendment, the Company issued to KFBV additional warrants for the purchase of up to 2,350,000 shares (the “September Warrants”), with an initial exercise price of $0.50 per share expiring on January 15, 2019, with cashless exercise rights for up to 1,175,000 shares. In addition, the Company agreed to decrease the exercise price for all warrants previously issued to KFBV under the First KF Loan (the “Amended Warrants”) from $1.00 per share to $0.50 per share and extend the expiration date of warrants for up to 2,450,000 shares of the Company’s common stock from January 15, 2015 to January 15, 2016. The 2,350,000 warrants also have the Down-Round Provision.

The incremental increase in the fair value of the Amended Warrants and the fair value of the September Warrants was determined to be $1,477,842 and has been recorded as a financing cost.

During the nine months ended September 30, 2015, the Company recognized accretion expense of $219,527 (September 30, 2014 - $276,050).

At September 30, 2015, the fair value of the derivative liability associated with the warrants was $236,061 (December 31, 2014 - $1,203,944).

The fair values of the warrants and adjustments were determined using the Black-Scholes Option pricing model at the grant date, and were revalued at the reporting dates using the following assumptions:

	At December 31, 2014	At September 30, 2015
Expected Warrant Life	1.04-4.04 years	0.29-3.30 years
Risk-Free Interest Rate	0.25%-1.38%	0.00%- 0.92%
Expected Dividend Yield	Nil	Nil
Average Expected Stock Price Volatility	115%	152%

Second KF Business Ventures Loan Agreement

On July 28, 2014, the Company entered into a second loan agreement with KFBV (the “Second KF Loan Agreement”). Under the Second KF Loan Agreement, KFBV agreed to lend to the Company $2,400,000 (the “Second KF Loan”), to be advanced in eight equal instalments of $300,000 each, commencing on September 1, 2014, and on the first day of each consecutive calendar month thereafter until fully advanced.

The initial maturity date under the Second KF Loan Agreement is January 15, 2016, which can be extended to January 15, 2017. The Second KF Loan is unsecured and has an effective interest rate of 1,729%.

The extension may be granted upon the Company issuing to KFBV additional share purchase warrants (the “Extension Warrants”) that will equal to one-half of the outstanding principal and unpaid interest as at January 15, 2016. The Extension Warrants will have an initial exercise price of $0.50 per share and expiring on September 1, 2021.

In consideration for the Second KF Loan Agreement, the Company issued to KFBV non-transferrable share purchase warrants for a total of 9,600,000 shares of the Company’s common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019 (Note 7). KFBV may choose to exercise the warrants for up to 4,800,000 shares of common stock by way of a cashless exercise. The warrants have the Down-Round Provision.

The warrants were determined to be a derivative under ASC 815; therefore, at initial measurement, the proceeds were allocated to the warrants first and any residual proceeds to the loan.

At issuance date, the fair value of the warrants was $5,388,652 and a value of $Nil was allocated to the loan. A financing charge of $2,988,652 has been recorded on the transaction.

During the nine months ended September 30, 2015, the Company recognized accretion expense of $105,948 (September 30, 2014 - $51,955).

At September 30, 2015, the fair value of the derivative liability associated with the warrants was $471,421 (December 31, 2014 - $1,787,241).

The fair value of the warrants issued under the Second KF Loan Agreement was calculated using the Black-Scholes Option pricing model at the grant date, and was revalued at the reporting date using the following assumptions:

	At December 31, 2014	At September 30, 2015
Expected Warrant Life	4.67 years	3.92 years
Risk-Free Interest Rate	1.73%	0.92%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	121%	135%

Summary of the derivative liability associated with the warrants under the First and Second KF Loan Agreements as at September 30, 2015:

	Fair value at December 31, 2014	Change on revaluation at reporting date	Total fair value at September 30, 2015

2,200,000 warrants issued January 15, 2014	$105,294	$(95,679)	$9,615
250,000 warrants issued March 10, 2014	11,965	(10,872)	1,093
4,000,000 warrants issued January 15, 2014	606,769	(495,199)	111,570
454,546 warrants issued March 10, 2014	68,951	(56,273)	12,678
9,600,000 warrants issued July 28, 2014	1,787,241	(1,315,820)	471,421
2,350,000 warrants issued September 8, 2014	410,965	(309,860)	101,105
Total Derivative Liability	$2,991,185	$(2,283,703)	$707,482

KF Business Ventures Deferred Financing Costs

The Company recorded $37,150 in legal fees associated with securing both KF Loans. These fees are amortized over the remaining life of the loans; as of September 30, 2015, the Company recorded $27,029 (September 30, 2014 - $Nil) in financing costs associated with the amortization of these legal fees.

NOTE 7 - SHARE CAPITAL

On September 4, 2015, pursuant to the Consulting Agreement with an unrelated party for investor relations services the Company issued 25,000 shares of its common stock with a fair value of $2,500 and reserved further 75,000 shares of its common stock for issuance in equal instalments of 25,000 shares each on December 4, 2015, March 4, 2016 and June 4, 2016 (Note 3).

Warrants

On September 4, 2015, pursuant to the Consulting Agreement with an unrelated party for investor relations services the Company issued non-transferrable warrants to purchase up to 250,000 shares of its common stock at an exercise price of $0.50 per share, expiring on August 1, 2018. The warrants are subject to earlier termination in the event that the Consulting Agreement is terminated prior to September 4, 2016.

A continuity of warrants for the nine months ended September 30, 2015 and the year ended December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
Warrants beginning	29,104,546	--
Warrants issued	250,000	29,104,546
Warrants outstanding	29,354,546	29,104,546

At September 30, 2015, the weighted-average exercise price and remaining contractual life of the outstanding share purchase warrants were $0.67 and 2.46 years, respectively.

Details of warrants outstanding as at September 30, 2015 are as follows:

Exercise price	Expiry date	Number of warrants outstanding
$0.50	January 15, 2016	2,450,000
$1.00	March 10, 2017	10,000,000
$0.50	January 15, 2018	4,454,546
$0.50	August 1, 2018	500,000
$0.50	January 15, 2019	2,350,000
$0.50	September 1, 2019	9,600,000
		29,354,546

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

On September 8, 2014, the Company granted options to acquire up to 2,500,000 shares of the Company’s common stock to a Director (the “Options”). These Options were issued under the 2014 Plan.  The Options vest at a rate of 500,000 shares per year, beginning September 1, 2014, and have initial exercise price of $0.50 per share, subject to adjustment in the event that the Company subsequently issues any shares of its common stock or any options, warrants, convertible instruments or similar instruments at a purchase, exercise or conversion price less than $0.50 per share. The Options expire 5 years after the vesting date thereof. During the nine month period ended September 30, 2015, the Company expensed stock based compensation of $308,735 associated with this grant (September 30, 2014 - $253,163).

On December 1, 2014, the Company granted options to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share to the CEO and President of the Subsidiary. These Options were issued under the 2014 Plan (Note 3). The Options vest on December 1, 2015, and expire on December 1, 2020, subject to certain early termination conditions. During the nine month period ended September 30, 2015, the Company expensed stock based compensation of $15,509 associated with this grant.

On March 6, 2015, the Company granted options to acquire up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share to the CEO and a director of the Company. These Options were issued under the 2014 Plan (Note 3). Options to acquire up to 1,000,000 restricted shares of the Company’s common stock vested on March 23, 2015. The remaining 2,000,000 options vest at a rate of 500,000 shares per year, beginning March 23, 2016. The options expire 5 years after the vesting date. During the nine months ended September 30, 2015, the Company recorded $239,009 as stock-based compensation associated with the grant of these options.

On May 1, 2015, the Company granted options to acquire up to 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share to the former VP of Engineering and a former director of the Company, who continues to be an employee of the Company. These Options were issued under the 2014 Plan. The options vested at the grant date and expire on May 1, 2020. During the nine months ended September 30, 2015, the Company recorded $63,660 as stock-based compensation associated with the grant of these options.

On May 1, 2015, the Company granted options to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share to an employee of its Subsidiary. These Options were issued under the 2014 Plan. The options vest on May 5, 2016, and expire on May 5, 2021, subject to certain early termination conditions. During the nine months ended September 30, 2015, the Company recorded $5,222 as stock-based compensation associated with the grant of these options.

On June 1, 2015, the Company granted options to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share to an employee of its Subsidiary. These Options were issued under the 2014 Plan. The options vested at the grant date and expire on June 1, 2020, subject to certain early termination conditions. During the nine months ended September 30, 2015, the Company recorded $9,285 as stock-based compensation associated with the grant of these options.

On July 8, 2015, the Company granted options to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share to its employee. These Options were issued under the 2014 Plan. The options vested at the grant date and expire on July 8, 2020, subject to certain early termination conditions. During the nine months ended September 30, 2015, the Company recorded $9,366 as stock-based compensation associated with the grant of these options.

A continuity of options for the nine month period ended September 30, 2015 and the year ended December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
Options beginning	2,600,000	-
Options issued	3,800,000	2,600,000
Options outstanding	6,400,000	2,600,000
Options exercisable	2,700,000	500,000

At September 30, 2015, the weighted-average exercise price and remaining contractual life of the outstanding options to purchase the shares of the Company’s common stock were $0.50 and 6.08 years, respectively.

Details of options outstanding as at September 30, 2015 are as follows:

Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.50	September 8, 2014	2,500,000	1,000,000
$0.50	December 1, 2014	100,000	--
$0.50	March 6, 2015	3,000,000	1,000,000
$0.50	May 1, 2015	500,000	500,000
$0.50	May 1, 2015	100,000	--
$0.50	June 1, 2015	100,000	100,000
$0.50	July 8, 2015	100,000	100,000
		6,400,000	2,700,000

NOTE 8 - SUBSEQUENT EVENT

On November 6, 2015, the Company entered into a loan agreement with its President and CTO, Rasmus Norling, whereby Mr. Norling agreed to lend to the Company additional $200,000 in exchange for an unsecured promissory note. The loan is in addition to the first loan agreement with Rasmus Norling, dated July 8, 2015. The principal amount accumulates interest at 6% per annum compounded monthly and is due on demand and not earlier than 90 days following execution of the loan agreement.

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

The forward-looking statements in this Quarterly Report on Form 10-Q for the interim period ended September 30, 2015, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

In addition to the DSOX System, we have developed an exhaust gas scrubber that we call the “Njord”, which can be used in conjunction with our DSOX–20 or installed as a standalone system, depending on the space allowed in a ship’s funnel.

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2015.

Update on Current Projects

Magical Cruise Company, Limited (the “DCL Project”)

As of the date of this Quarterly Report on Form 10-Q our commissioning and certification process of the DSOX System installed onboard a Magical Cruise Company, Limited (“DCL”) vessel has been suspended due to the scheduled dry-dock maintenance of the DCL vessel. We completed the installation of the DSOX System in April 2015, and once the vessel’s maintenance is completed, will continue with optimization of the various elements of the installation in order to successfully obtain certification. If we are unable to obtain certification for the installed system, then DCL will have the option of applying amounts paid by them for the initial DSOX System towards the purchase price of our Njord exhaust scrubber.

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

Njord Prototype

In August 2015 our subsidiary, Triton International, began construction of the Njord Prototype, which, once completed, will be used in our initial testing and analysis of the benefits of the Njord System in controlling exhaust emissions prior to an actual installation onboard a ship. In addition to testing, the Njord Prototype will be used in our marketing and sales initiatives, since it is being constructed as a fully functional yet miniature version of the final Njord System that could be installed onboard virtually any vessel.

RECENT CORPORATE DEVELOPMENTS

The following significant developments occurred during the quarter ended September 30, 2015, and up to the date of the filing of this report:

Bridge Financing

On July 28, 2015, we entered into a loan agreement (the “First Norling Loan”) with Paer Tomas Rasmus Norling, our President and Chief Technical Officer, whereby Mr. Norling agreed to lend us $200,000. The principal amount under the First Norling Loan accumulates interest at 6% per annum, compounded monthly, and is due on demand following 90 days after the execution of the First Norling Loan.

On August 31, 2015, we entered into a loan agreement (the “Third KF Loan Agreement”) with KF Business Ventures, LP (“KFBV”), of which Robert C. Kopple, Chairman of our Board of Directors, is the principal. Under the terms of the Third KF Loan Agreement, KFBV agreed to lend us $200,000 in exchange for an unsecured Promissory Note. Outstanding principal under the Third KF Loan Agreement bears interest at a rate of 6% per annum, compounded monthly, until the outstanding principal amount is paid in full. The loan is payable on demand, however not earlier than 90 days following execution of the Third KF Loan Agreement.

On November 6, 2015, we entered into a loan agreement (the “Second Norling Loan”) with Paer Tomas Rasmus Norling, whereby Mr. Norling agreed to lend us additional $200,000. The principal amount under the Second Norling Loan accumulates interest at 6% per annum, compounded monthly, and is due on demand following 90 days after the execution of the Second Norling Loan.

Consulting Agreement

On September 4, 2015, we entered into a Consulting Agreement (the “Second Consulting Agreement”) with Robert Lipp, an unrelated party, on substantially the same terms as the consulting agreement between us and Mr. Lipp dated for reference September 3, 2014 which expired on September 3, 2015.  Under the terms of the Second Consulting Agreement, Mr. Lipp agreed to continue providing the Company with investor relations services for a term of one year, expiring on September 4, 2016.

In consideration for Mr. Lipp agreeing to continue providing his services to us, we agreed to issue Mr. Lipp 100,000 shares of our common stock in four equal quarterly installments of 25,000 shares each. The first installment was issued on September 4, 2015 with a fair value of $2,500. In addition to the shares of our common stock, we agreed to grant Mr. Lipp non-transferrable warrants to purchase up to 250,000 shares of our common stock at an exercise price of $0.50 per share, expiring on August 1, 2018, subject to earlier termination in the event that Mr. Lipp ceases to act as our consultant prior to September 4, 2016.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended
	September 30, 2015	September 30, 2014	Percentage Increase / (Decrease)
Revenue	$11,390	$2,683	324.5%
Operating expenses	(529,389)	(2,047,776)	(74.1)%
Accretion expense	(289,194)	(191,692)	50.9%
Financing costs	(18,676)	-	n/a
Forgiveness of debt	-	238,321	(100.0)%
Gain on change in fair value of derivative liability	577,077	-	n/a
Interest expense	(7,693)	(104,444)	(92.6)%
Stock-based compensation	(151,267)	(253,163)	(40.2)%
Net loss	$(407,752)	$(2,356,071)	(82.7)%

Nine Months Summary

	Nine Months Ended
	September 30, 2015	September 30, 2014	Percentage Increase / (Decrease)
Revenue	$63,568	$31,493	101.8%
Operating expenses	(1,589,258)	(4,887,410)	(67.5)%
Accretion expense	(325,475)	(328,005)	(0.8)%
Financing costs	(32,191)	-	n/a
Forgiveness of debt	-	238,321	(100.0)%
Gain on change in fair value of derivative liability	2,283,703	-	n/a
Impairment of loan	-	(150,000)	(100.0)%
Interest expense	(16,823)	(259,504)	(93.5)%
Non-cash consulting fees	-	(9,677,730)	(100.0)%
Stock-based compensation	(650,786)	(253,163)	157.1%
Net loss	$(267,262)	$(15,285,998)	(98.3)%

Revenues

Our revenue increased by 324.5% to $11,390 during the three months ended September 30, 2015, from $2,683 during the three months ended September 30, 2014. The increase in revenue was attributed to $8,130 in consulting fees charged by our wholly owned subsidiary, Triton International, on the use and installation of emission abatement technologies. In addition, we recorded $3,260 in royalty revenue from our agreement with WebTech Wireless (“WebTech”), which terminated on October 31, 2015.

On a year-to-date basis, our revenue increased by $32,075, or 101.8% from $31,493 we recorded during the nine months ended September 30, 2014 to $63,568 we recorded during the nine months ended September 30, 2015. The increase was mainly associated with $48,445 generated by Triton International for consulting fees on the use and installation of emission abatement technologies. This revenue was offset by the $1,370 decrease in royalty revenue from our agreement with WebTech, and lack of revenue from ship surveys.

Operating Expenses

During the three month period ended September 30, 2015 our operating expenses decreased by 74.1% to $529,389 from $2,047,776 during the three months ended September 30, 2014.  This change was mainly associated with our efforts to control our overall operating costs, suspension of our LMS Project for the installation of the land-based DSOX System, and completion of the installation phase of the DSOX System on board a vessel operated by DCL.

During the nine month period ended September 30, 2015, our operating expenses decreased by 67.5% to $1,589,258 from $4,887,410 for the nine months ended September 30, 2014.

The most significant year-to-date changes in our operating expenses were as follows:

•

Our research and development costs during the period ended September 30, 2015 increased by $54,269 to $71,271 incurred during this period. These increases were associated with the LMS Project, as majority of work done on the project was determined to be a part of further development of our DSOX System; cost of the system arrangement report we’ve ordered from a third party consulting firm, which outlined the best positioning of our DSOX-20 systems onboard Radiance class vessels; and costs to maintain our patent applications.

•

Our amortization expense decreased by $2,840,248, from $2,847,448 recorded during the nine month period ended September 30, 2014 to $7,200 recorded during the nine month period ended September 30, 2015. The greater amortization expense for 2014 was associated with emission abatement technologies we acquired from Mr. Norling on March 10, 2014, which initially were recorded as an intangible asset, subject to amortization, and were expensed at December 31, 2014 as research and development costs.

•

Our insurance expense increased by $5,721, from $99,573 incurred during the nine month period ended September 30, 2014 to $105,294 incurred during the nine month period ended September 30, 2015. Although the requirement to acquire extended Marine and Workers Compensation insurance, in order to comply with our agreements for the installation and servicing of the DSOX Systems, resulted in $26,860 increase to the insurance costs, this increase was offset by adjustment to our 2014 – 2015 year insurance coverage, which resulted in a credit of $21,139 to the fees we paid previously.

•

During the nine month period ended September 30, 2015, our travel and entertainment expenses decreased by $75,602, relative to the same period in fiscal 2014. This decrease was mainly associated with our concentration on installations of our DSOX Systems, which resulted in reduced travel requirements.

•

During the nine month period ended September 30, 2015, our advertising and marketing expenses decreased by $276,667 and $83,974, respectively, relative to the same period in fiscal 2014. The decreases were associated with the shift of our efforts from building a public awareness for our Company and products to our  installation projects.

•

During the nine month period ended September 30, 2015, our administrative, consulting and management fees decreased by $106,750, $460,403 and $337,500, respectively. These decreases were mainly associated with restructuring of our administrative functions and transition to the payroll system, which is reflected in a $963,670 increase to our costs associated with salaries and wages.

•

Our concentration on the installation projects as well as our efforts to control operating costs resulted in a decrease to our professional fees of $170,225 from $206,647 incurred during the nine month period ended September 30, 2014 to $36,422 incurred during the nine month period ended September 30, 2015.

•

During the nine month period ended September 30, 2015, our web design and maintenance fees decreased by $101,024 to $6,581. The greater web design fees during the fiscal 2014 were associated with the redesign of our corporate website, which we continue to maintain and update as required.

•

On September 24, 2014, we signed a Restated and Amended Teak Shield License Agreement, which resulted in termination of our obligations pursuant to the original Teak Shield License. As a result, we were released from any and all obligations pursuant to the original Teak Shield License, which resulted in reversal of the royalty fees of $170,833 we recorded at September 30, 2014.

Other Items

During the nine month period ended September 30, 2015, we recorded $325,475 in accretion expense that resulted from the difference between the stated interest rate and the implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First KF Loan and the Second KF Loan. During the same period in fiscal 2014, our accretion expense was determined to be $328,005, and resulted from initial recognition of warrants issued for the First KF Loan and the Second KF Loan as a non-derivative liability, resulting in a greater portion of the loan proceeds being subject to accretion.

During the nine month period ended September 30, 2015, we recorded $32,191 in financing costs. These costs were associated with $22,191 legal fees we incurred to secure the First KF Loan and the Second KF Loan, and with $10,000 we paid Quarry Bay Capital LLC and another unrelated third party lender in consideration for an extension on repayment of their loans.

Our interest expense associated with obligations other than the KF Loans decreased by $242,681, or 93.5% from $259,504 for the nine month period ended September 30, 2014, to $16,823 for the nine month period ended September 30, 2015. This decrease was associated with repayment of the Acamar Loan on September 19, 2014.

During the nine month period ended September 30, 2015, we recorded $650,786 in stock-based compensation in respect of options to acquire up to 6,400,000 shares of our common stock (subject to certain vesting conditions) we granted to our directors, officers and employees under the 2014 Plan. During the nine month period ended September 30, 2014, our stock-based compensation amounted to $253,163 and was associated with the options to acquire up to 2,500,000 shares of our common stock (subject to certain vesting conditions) we granted to the chairman of our board of directors.

The above items were offset by a gain of $2,283,703 on a change in the fair value of the derivative liability associated with the fair value of the warrants we issued to KF Business Ventures LP pursuant to the First KF Loan and the Second KF Loan. The change in the fair value of the derivative liability was a result of the decrease in the market price of our common stock at September 30, 2015, as compared to the market price of the stock at December 31, 2014.

In addition to the transactions described above, during the nine month period ended September 30, 2014, we recorded the following transactions:

•

$9,677,730 in non-cash consulting fees associated with the fair value of the warrants to acquire up to 10,000,000 shares of our common stock we issued to Mr. Norling as part of his Management Consulting Agreement with us;

•

Forgiveness of debt of $238,321, which we recorded when we settled $538,321 due and payable to Acamar for a one-time payment of $300,000; and

•

Impairment charge of $150,000 on the loans to our former subsidiary, New World Technologies Group, Inc.

We did not have similar transactions during the nine month period ended September 30, 2015.

Liquidity and Capital Resources

Our financial position was as follows at September 30, 2015 and December 31, 2014:

Working capital	September 30, 2015	December 31, 2014

Current assets	$788,466	$2,164,144
Current liabilities	4,210,038	5,994,881
Working capital deficit	$(3,421,572)	$(3,830,737)

As of September 30, 2015, we had a cash balance of $157,756, a working capital deficit of $3,421,572, of which $ 707,482 was attributed to the fair value of the derivate liability associated with the warrants we issued to KF Business Ventures LP as partial consideration for the First KF Loan and the Second KF Loan, and cash flows used in operations of $1,885,472 for the nine months then ended. During the nine month period ended September 30, 2015, we funded our operations with $1,400,000 we received pursuant to the Second and Third KF Loans, $200,000 we received pursuant to the First Norling Loan and, to a minor extent, with the cash we received from royalties and consulting fees.

Our balance sheet at September 30, 2015, does not reflect the full amount payable on account of principal and interest under the First KF Loan and the Second KF Loan.  Since the warrants issued as consideration for the First KF Loan and the Second KF Loan were determined to be a derivative liability, pursuant to the guidance provided by ASC 815, the proceeds were allocated to the warrants, with amount over and above cash proceeds recorded as financing costs. The loan portion of the debt was assigned a $Nil value, and is being accreted over the life of the loans using an implied interest rate of 1,130% on the First KF Loan and 1,729% on the Second KF Loan.

As of September 30, 2015, we owed a total of $4,917,602 to KFBV under the terms of the First KF Loan and the Second KF Loan, consisting of $4,400,000 in principal amount of all advances made to that date plus accrued interest thereon calculated using the stated interest rate of 10% per annum compounded monthly.  The First KF Loan and the Second KF Loan are due and payable on January 15, 2016, when the value of the loans will amount to $5,063,314, unless prepaid earlier.  We may extend the due date of the First KF Loan and the Second KF Loan to January 15, 2017, provided that we issue additional warrants to KFBV.  Extending the due date of these loans may result in a dilution of the interests of our stockholders. A description of the First KF Loan and the Second KF Loan is provided under “Net Cash Provided by Financing Activities”.

During the quarter ended September 30, 2015, we arranged for an additional bridge financing totaling $400,000 with our CTO and President, Rasmus Norling (the “First Norling Loan”) and with KFBV (the “Third KF Loan”), each party agreed to advance us $200,000 in exchange for a Note Payable accruing interest at a rate of 6% per annum, compounded monthly, and payable on demand following 90 days after the execution date of respective loan agreement.

Subsequent to the quarter ended September 30, 2015, on November 6, 2015, Mr. Norling agreed to advance us further $200,000 under substantially the same terms as the First Norling Agreement.

In April 2015, Quarry Bay Capital LLC and another unrelated third party lender provided us with a demand notice for the repayment of demand loans advanced to us during 2012 through 2014.  A total of $198,000 and $282,942 (CAD$378,972) was outstanding under the loans at the time the demand notice was provided $141,855 (CAD$190,000) of the principal amount advanced accrues interest at a rate of 6% per annum, compounded monthly. The remaining principal amounts were advanced interest free. In April 2015, we made arrangements to pay $100,000 of the total amount outstanding (which amount has been paid), with the balance to be repaid in 90 days.  In August 2015 we made additional arrangements with the lenders whereby we have agreed to repay the amounts owing in two equal installments, due September 26, 2015 and November 25, 2015 in consideration for an “extension fee” of $10,000, which extension fee has been paid. On September 26, 2015, we reached a verbal agreement with the lenders to extend the agreed upon repayments until mutually agreed upon date, which repayment dates have not yet been determined.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for fiscal 2015.  Our only significant source of financing during the nine month period ended September 30, 2015 came from our loans from KFBV and Mr. Norling.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under the First KF Loan and the Second KF Loan, which will become due and payable on January 15, 2016.

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

Cash Flows

	Nine Months Ended September 30,
	2015	2014
Cash flows used in operating activities	$(1,885,472)	$(1,715,061)
Cash flows provided by financing activities	1,500,000	2,244,286
Cash flows used in investing activities	(11,354)	-
Effects of foreign currency exchange	(5,562)	-
Net increase (decrease) in cash during the period	$(402,388)	$529,225

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine month period ended September 30, 2015, was $1,885,472. This cash was primarily used to cover our cash operating expenses of $1,574,450 and increase our work in progress by $205,164, which was associated with payments we made to our contractors for the manufacturing of the DSOX Systems, to acquire necessary parts and equipment, and to build the prototype of our Njord exhaust scrubber. We also decreased our wages payable by $48,646, and reduced our accounts payable and accrued liabilities by $26,401 and $36,880, respectively. In addition, increases in our accounts receivable of $33,655 further increased our cash used in operations. These uses of cash were offset by a $22,401 decrease in our prepaid expenses, $500 increase in amounts due to related parties, and $16,823 increase in interest accrued on short-term notes and advances payable.

Net cash used in operating activities during the nine months ended September 30, 2014, was $1,715,061. This cash was primarily used to cover our cash operating expenses of $2,222,915 and increase our work in progress by $889,903, which was associated with payments we made to our contractors for the manufacturing of the first DSOX System as well as to acquire necessary parts and equipment. In addition we used $13,503 to reduce amounts due to related parties and $157,931 to reduce our accrued liabilities, which were in part associated with the reversal of royalty fees payable for the Teak Shield License. These uses of cash were offset by $975,000 we received as a deposit under the Purchase and Services Agreement with DCL. The uses of cash were further offset by  decreases in prepaid expenses of $198,844, increases in our accounts payable of $135,480 and increases in interest accrued on the notes and advances payable of $259,504.

Non-cash transactions

During the nine months ended September 30, 2015, our net income was further decreased by the following expenses that did not have any impact on cash used in operations:

•

$650,786 in stock-based compensation associated with the fair value of options to purchase up to 6,400,000 shares of our common stock we granted to our directors, officers and employees under our 2014 Stock Option Plan;

•

$22,191 in financing costs associated with legal fees to secure the First KF Loan and the Second KF Loan and $325,475 accretion expense that resulted from the difference between the stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the above loans;

•

$7,200 in amortization expense we recorded on our testing and laboratory equipment; and

•

$14,663 in in stock-based compensation for investor relation services pursuant to the Consulting Agreement we entered into on September 4, 2015 with Robert Lipp, which comprised of $2,500 being a market value of 25,000 shares of our common stock we issued to Mr. Lipp on September 4, 2015 and $12,163 being a fair market value of warrants to purchase up to 250,000 shares of our common stock.

The negative effects of the above non-cash transactions were offset by the following items:

•

$2,283,703 gain we recorded on the revaluation of the derivative liability associated with the warrants we issued to KF Business Ventures LP as consideration for the First KF Loan and the Second KF Loan. Pursuant to the guidance provided by ASC 815, the derivative liability must be revalued at each reporting period based on the value of the underlying variable on the specific date; since the price of our common stock at September 30, 2015 was significantly lower compared to the price at December 31, 2014 this resulted in gain on revaluation; and

•

$43,800 gain that resulted from foreign exchange fluctuations on Canadian Dollar denominated loans and advances we received.

During the nine months ended September 30, 2014, our net loss was affected by the following items that did not have any impact on cash used in operations:

•

$328,005 accretion expense that resulted from the difference between stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First KF Loan and the Second KF Loan;

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

•

$15,693 gain that resulted from foreign exchange fluctuations on Canadian Dollar denominated loans and advances we received.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2015, we received $1,200,000 from KF Business Ventures LP (“KFBV”) pursuant to our Second KF Loan Agreement, and $200,000 pursuant to our Third KF Loan Agreement. Robert C. Kopple, Chairman of our Board of Directors, is the principal of KFBV. In addition, we received $200,000 from Rasmus Norling, our President and Chief Technical Officer, pursuant to our First Norling Agreement. During the same period we used $100,000 to reduce our non-interest bearing loans with unrelated parties.

During the nine months ended September 30, 2014, we received $2,000,000 from KF Business Ventures LP pursuant to our First KF Loan Agreement and $600,000 pursuant to our Second KF Loan Agreement. In addition, we received an advance for the total of $48,286 (CAD$50,000) from an unrelated party. These financing activities were reduced by $404,000 we paid under the Acamar Loan.

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

As additional consideration for KFBV agreeing to loan us the funds and certain amendments made to the First KF Loan Agreement we issued to KFBV non-transferrable warrants for the purchase of up to 9,254,546 shares of our common stock as follows:

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

As of September 30, 2015, we owed a total of $4,917,602 to KFBV under the terms of the First KF Loan and the Second KF Loan, consisting of the full principal amount of all advances made to that date plus accrued interest thereon.

Third Loan Agreement with KF Business Ventures LP

On August 31, 2015, we entered into a third loan agreement (the “Third KF Loan Agreement”) with KFBV for an additional $200,000. Under the terms of the Third KF Loan Agreement, the outstanding principal bears interest at a rate of 6% per annum and is compounded monthly. The loan is payable on demand, however not earlier than 90 days following execution of the Third KF Loan Agreement.

Net Cash Used in Investing Activities

During the nine month period ended September 30, 2015, we paid $11,354 acquiring the necessary equipment for testing our DSOX Fuel Purification Systems. We did not have similar transactions during the same period in fiscal 2014.

Going Concern

The notes to our financial statements at September 30, 2015, disclose our uncertain ability to continue as a going concern. We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to qualified customers in Europe. This royalty agreement ended on October 31, 2015, which ended the revenue from this source. Our emission abatement technologies have begun generating revenue only recently.  To date revenue related to these technologies has been limited to consulting on the use and implementation of these systems and conducting surveys on ships for the potential installation of our emission abatement systems.

We have accumulated a deficit of $66,517,748 since inception and increased sales will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking contracts for our emission abatement technologies. As of the date of this Quarterly Report we have been contracted to install a land-based DSOX Fuel Purification System for LMS Ship Management Inc. (“LMS”), install DSOX System on board a vessel operated by Magical Cruise Company, Limited (“DCL”), and entered into a Term Sheet Agreement for installation of two DSOX Systems for Prestige Cruise Holding Inc.  Despite these contracts we cannot provide assurance that we will be successful in generating additional sales. In addition, we have yet to record revenue from our LMS and DCL contracts, since LMS Project has been suspended awaiting results of the onboard testing of the DCL Project, which has been deferred due to the vessel’s scheduled maintenance in a dry-dock, with  only shore based chemical testing continuing for the DCL Project; we also have no assurance that we will be able to record revenues from subsequent installations in the future.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Principles of Consolidation

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties and services arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At September 30, 2015 and 2014, our allowance for doubtful accounts was $0.

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

Stock Options and other Stock-based Compensation

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

At September 30, 2015, we had $52,528 in cash on deposit with a large chartered Canadian bank, $21,593 on deposit with large U.S. bank, $1,790 on deposit with Swedish bank and $81,845 in trust with a large payroll processing firm. Of these deposits approximately $26,738 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consisted of royalty and consulting income, and at September 30, 2015 included insurance fees receivable due to adjustments to premiums we paid on 2014 – 15 workers compensation and marine insurance policies. These amounts were not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss. We routinely assess the financial strength of our sources of revenue income and as a consequence, concentration of credit risk is limited. At September 30, 2015, we had $37,649 in accounts receivable outstanding, of which $2,263 was attributable to our royalty revenue from WebTech, $21,139 – to insurance premiums receivable, and $13,200 and 1,047 – to consulting fees and value added taxes, respectively, which were receivable by our wholly owned subsidiary, Triton International.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2015. Based on the evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have earned only limited revenues from the sale of products or services related to the DSOX-15, DSOX-20 and Njord.

Our current principal business focus is on the research, development and marketing of products and services related to our Emission Technologies.  However, our efforts in this area are in the development stage and we have earned only limited revenues related to this technology. There is also no assurance that we will be able to earn revenues from this businesses line in the future.

Although we have entered into sales contracts for our Emission Technologies, we have not yet obtained certification that our DSOX Systems meet current MEPC standards.

Although we have entered into sales contracts with LMS and DCL, and have a term sheet agreement with Prestige, for the installation of our DSOX Systems, and we have completed installation of our DSOX System on board a DCL vessel, we have not yet obtained certification that our DSOX System installed on board the DCL vessel meets current MEPC standards. In addition, we have temporarily suspended our efforts on the LMS Project awaiting results of the onboard testing of the DCL Project, which has been deferred due to the vessel’s scheduled maintenance in a dry-dock, with  only shore based chemical testing continuing for the DCL Project. As a result, we have not yet recorded revenue from the LMS or DCL Projects, and there is no assurance that the emission abatement systems installed by us will obtain certification under Current MEPC Standards.

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

Our royalty agreement with WebTech Wireless (“WebTech”) expired on October 31, 2015.

From November 2004 up to the date of the filing of this Quarterly Report, our revenue included royalties received from WebTech on the sale of global wireless tracking and telematics equipment from qualified customers. However, our royalty agreement with Webtech expired on October 31, 2015, which stopped the cash flow from this source. Should we be unable to realize revenue from the sale of our emission abatement technologies, our operations will become completely reliant on our ability to generate funds through the equity and debt financing.

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

Rasmus Norling, a director and our Chief Technical Officer and President, and Mitchell Miller, a director and our Senior Vice President of Business Development, each own approximately 23.1% of our outstanding common stock.  Robert C. Kopple, Chairman of our Board of Directors, owns approximately 12.2% of our outstanding common stock.  Mr. Kopple and Mr. Norling also own a significant number of warrants and options to purchase additional shares of our common stock, further increasing the number of shares beneficially owned by our executive officers and members of our Board of Directors.  In addition, Mr. Kopple is the principal of KF Business Ventures, LP, our principal creditor, which has loaned to us a total of $4,600,000 under the First KF Loan, the Second KF Loan and the Third KF Loan.

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

As of September 30, 2015, we owed approximately $4,917,602 under the terms of the First KF Loan and the Second KF Loan, which will become due and payable on January 15, 2016.  In addition to these amounts, we have other significant short term liabilities.  There is no assurance that we will be able to service our debt obligations when due.

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

We have not raised significant financing from any sources other than our loans with KF Business Ventures LP. and our bridge financing with Mr. Rasmus Norling, and there is no assurance that we will be able to raise additional financing in the future in amounts sufficient to repay our obligations under these loans or on commercially reasonable terms. In addition, our ability to raise financing from other sources is restricted under the terms of the First KF Loan Agreement and the Second KF Loan Agreement.  Under the terms of the KF Loan Agreements, we may not incur additional debt financing (other than trade payables incurred in the ordinary course of business), sell any material assets, sell any of our equity securities, which could potentially result in a change in control, or engage in any corporate reorganization while any amounts remain outstanding under those agreements without the prior written consent from the lender, KF Business Ventures, LP (“KFBV”).

As of September 30, 2015, we owed a total of $4,917,602 to KFBV under the terms of the First KF Loan and the Second KF Loan, consisting of the full principal amount of all advances made to that date plus accrued interest thereon. Outstanding principal plus interest under the First KF Loan and the Second KF Loan is due on January 15, 2016. We may extend the maturity date for these loans by one year to January 15, 2017, provided that we issue additional share purchase warrants to KFBV in an amount equal to one-half of the outstanding principal plus interest with an initial exercise price of $0.50 per share and expiring on September 1, 2021.  Exercising this deferral right could significantly dilute the interests of our existing stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 4, 2015, we issued to Robert Lipp 25,000 shares of our common stock and non-transferrable warrants to purchase up to 250,000 shares of our common stock in consideration for Mr. Lipp’s agreement to provide the Company with investor relations services. The shares and warrants were issued to Mr. Lipp pursuant to the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D on the basis of representations provided by Mr. Lipp that he is an accredited investor, as that term is defined in Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Option Grants to Employees

On July 8, 2015, we granted options to purchase a total of up to 100,000 shares of our common stock to an employee of our Company. The options vested immediately, are exercisable at a price of $0.50 per share and expire on July 8, 2020.  The exercise of the options is contingent on the availability of an applicable exemption from the registration and prospectus exemptions of applicable securities laws.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.3	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.4	Certificate of Amendment to Certificate of Incorporation – Name Change to Poly Shield Technologies Inc.(7)
3.5	Certificate of Amendment to Certificate of Incorporation – Name Change to Triton Emission Solutions Inc.(29)
3.6	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(3)
10.4	Technology License Agreement with Option to Purchase dated March 12, 2012, between the Company, Teak Shield Corp., and Robert and Marion Diefendorf.(4)
10.5	Loan Agreement dated April 19, 2012, between GlobeTrac Inc. and Acamar Investments Inc.(5)
10.6	Acamar Promissory Note dated April 19, 2012, given the Company in favor of Acamar Investments, Inc.(5)

Exhibit Number	Description of Exhibit
10.7	Security Agreement dated April 19, 2012, granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(5)
10.8	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(6)
10.9	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(6)
10.10	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(6)
10.11	Extension letter dated October 17, 2012, from Acamar Investments, Inc.(7)
10.12	Amendment No. 1 to Loan Agreement and Promissory Note dated November 16, 2012, between the Company and Acamar Investments, Inc.(8)
10.13	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012.(9)
10.14	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.15	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.16	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.17	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.18	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.19	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.20	Share Purchase Agreement dated April 8, 2013, between J. Douglas Faulkner and Poly Shield Technologies Inc.(12)
10.21	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(13)
10.22	Purchase and sale Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc.(14)
10.23	Divestiture and Share Purchase Agreement amongst Octavio Viveros, New World Technologies Group, Inc., and Poly Shield Technologies Inc. dated effective as of December 2, 2013.(15)
10.24	Addendum to December 1, 2012 Employment Agreement, dated effective as of December 30, 2013.(16)
10.25	Letter Agreement dated January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP.(17)
10.26	Loan Agreement dated as of January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP.(18)
10.27	Addendum No. 2 to December 1, 2012 Employment Agreement, dated effective as of February 28, 2014.(19)
10.28	Technology Transfer Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014.(20)
10.29	Management Consulting Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014.(20)
10.30	Amendment No. 1 to Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated effective as of March 10, 2014.(20)
10.31	Purchase and Services Agreement between Magical Cruise Company, Limited and Poly Shield Technologies Inc. dated effective as of April 15, 2014.(21)
10.32	Loan Agreement and Promissory Note dated April 17, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc.(22)
10.33	Loan Agreement and Promissory Note dated May 22, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc.(22)
10.34	Loan Agreement and Promissory Note dated June 30, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc.(22)

21

Exhibit Number	Description of Exhibit
10.35	Amended and Restated Technology License Agreement among Poly Shield Technologies Inc., Teak Shield Corp., Marion Diefendorf and the Estate of Robert Diefendorf entered into on June 24, 2014.(22)

10.36	Management Consulting Agreement between Joao da Costa and Poly Shield Technologies Inc. dated effective as of June 25, 2014.(23)
10.37	Management Consulting Agreement between Mitchell Reed Miller and Poly Shield Technologies Inc. dated effective as of June 25, 2014.(23)
10.38	Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated July 28, 2014.(24)
10.39	Management Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 3, 2014.(25)
10.40	Amendment No. 2 to that Loan Agreement dated January 15, 2014 between the Triton Emission Solutions Inc. and KF Business Ventures LP dated effective July 29, 2014.(26)
10.41	2014 Stock Option Plan(26)
10.42	Non-Qualified Stock Option Agreement for Robert C. Kopple dated September 8, 2014(26)
10.43	Amendment No. 1 to Sales and Purchase Agreement dated as of January 12, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.(27)
10.44	Employment Agreement dated March 6, 2015, and effective as of March 23, 2015, between Anders Aasen and Triton Emission Solutions Inc.(28)
10.45	Loan Agreement dated July 28, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(30)
10.46	Loan Agreement dated August 31, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and KF Business Ventures LP.(31)
10.47	Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 4, 2015.(32)
10.48	Loan Agreement dated November 6, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(33)

14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

(31)

Filed as an exhibit to our Current Report on Form 8-K filed on September 4, 2015.

(32)

Filed as an exhibit to our Current Report on Form 8-K filed on September 10, 2015.

(33)

Filed as an exhibit to our Current Report on Form 8-K filed on November 12, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON EMISSION SOLUTIONS INC.

Date:	November 16, 2015	By:	/s/ Anders Aasen
ANDERS AASEN
Chief Executive Officer
(Principal Executive Officer)

Date:	November 16, 2015	By:	/s/ John da Costa
JOHN DA COSTA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)