Form 10-K
period 2015-12-31
Triton Emission Solutions Inc.
filed 2016-04-14
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,768,125 based on the average of the bid and ask price on June 30, 2015.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 13, 2016
common stock - $0.001 par value	88,170,005

i

PART I

FORWARD LOOKING STATEMENTS

Unless the context otherwise requires, all references in this report to “Triton,” “the Company,” “we,” “us,” or “our” are to Triton Emission Solutions Inc., collectively with its subsidiaries Ecolutions, Inc. and Triton Emission Solutions International AB.

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

The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2015, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

On July 11, 2012, we effected a consolidation of our issued and outstanding common stock on a one-for-three basis (the “Reverse Split”), without decreasing our authorized capital. Upon completion of the Reverse Split,  we had an authorized capital of 205,000,000 shares, par value of $0.001 per share, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock with 33,394,441 shares of common stock issued and outstanding. Neither Triton nor any of our subsidiaries, Ecolutions, Inc. and Triton Emission Solutions International AB., have been involved in any bankruptcy, receivership or similar proceedings. Except as described above, there have been no material reclassifications, mergers, consolidations, purchases or sales of a significant amount of assets not in the ordinary course of our business during the past three fiscal years.

BUSINESS OF TRITON EMISSION SOLUTIONS

We are in the business of developing and marketing emission abatement technologies for the marine industry worldwide.

A market for emission abatement technologies in the marine industry has emerged due to the introduction of more stringent regulations proposed by International Maritime Organization (“IMO”) in 2008, which came in force on July 1, 2010. These regulations govern sulfur and nitrogen emission levels in Emissions Control Areas (“ECA”). Currently there are two ECA’s in effect: a European ECA and a North-American ECA.  As of January 1, 2015, the sulfur emission limits for ships operating in both ECA’s were lowered to 0.1% by mass, as compared to 1.0% by mass limit, which was in effect prior to that date. Outside of the ECA’s, global sulfur fuel limits have been reduced from 4.50% to 3.50% in 2012, and is expected to be further reduced to 0.50% in 2020 or 2025 depending on an IMO review to be completed in 2020 to determine the availability of fuels that would enable the implementation of this standard.

In order to meet these regulations, vessels operating in the ECA zones can use any one of three different compliance options:

•

Switch to low-sulfur fuels;

•

Convert engines to run on cleaner liquefied natural gas (LNG); or

•

Install an exhaust gas scrubber or fuel purification system directly on a ship to decrease the amount of sulfur in regular heavy fuels.

All three of these options currently have their own significant disadvantages. First, current low-sulfur fuels are more expensive than standard fuels, resulting in significantly higher operational costs. Second, most ships and ship engines are not currently equipped for LNG, requiring high capital costs to retrofit current ships and engines to use LNG.  Finally, the majority of existing exhaust scrubbers are cost-ineffective due to the amount of space they require.  In addition, the size and added weight of existing scrubbers can affect the stability of a ship. Also, existing exhaust scrubbers require the addition of certain chemicals to control pH and neutralize sulphur oxide, which adds significant cost.

Our DSOX Fuel Purification Systems (the “DSOX-20” or “DSOX System”), when fully commissioned and verified, will provide a low-cost alternative to using high cost, low-sulfur fuels by allowing ship operators to clean the sulphur content from standard fuels.  The DSOX Systems also incorporate our Bio-Scrubber technology, removing alkali metals from existing fuels, decreasing maintenance costs and increasing the useful life of existing engines.

Our Njord Exhaust Gas Scrubber System (the “Njord Scrubber”) can be used in conjunction with our DSOX-20 or installed as a standalone system, depending on the space allowed in a ship’s funnel.

Products and Technologies

Njord Exhaust Gas Scrubber System Overview

Currently our main efforts are directed towards research, development and marketing of our Njord Exhaust Gas Scrubber System.  The main purpose and goal of the Njord System is to clean the exhaust gases from excess sulfur following the internal combustion process within ships engine.

Njord System is the latest addition to our emission control solutions, which can be used as a standalone system installed inside a ship’s funnel or in conjunction with our DSOX-20.  Its fairly small size and capability of working in both, open and closed loop modes makes the system versatile for installation on new builds as well as for retrofitting existing vessels. Its unique design does not require addition of any chemicals and results in a minimal back pressure allowing for an extended longevity of a ships’ engine.

DSOX Pre-Combustion Fuel Purification System Overview

Our DSOX-20 System is a patent pending pre-combustion de-sulfurization technology which was designed to remove alkali metals, such as sulfur and sodium, from heavy marine fuel. The DSOX-20 is based on our patent pending Bio Scrubber platform, integrating it with additional new proprietary technologies that we acquired from Mr. Norling, our President and Chief Technical Officer (“CTO”), in March 2014. These additional technologies react with and release the sulfur in the heavy marine fuel, allowing for an even cleaner by-product.

DSOX-20 can be installed on a ship without disruption to the ship’s operations as a completely independent fuel treatment system with its own fuel oil separators and fuel quality monitoring system.

Bio Scrubber Technology Overview

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

We acquired our patent application rights to the Bio Scrubber technology directly from Mr. Norling.

Third Party Exhaust Scrubbers

In addition to developing our own exhaust scrubber and fuel purification systems, under the terms of our Collaboration, Master Distributorship and License Agreements with Green Tech Marine, AS, we act as the exclusive distributor for the Exhaust Scrubber  (the “GTM Exhaust Scrubber”) in North America (the United States, Canada and Mexico) and Singapore, and a non-exclusive distributor for the GTM Exhaust Scrubber for the rest of the world.

The main purpose of the GTM Exhaust Scrubber is to remove sulfur oxides and other particulate matter from exhaust gas produced by ships during normal operations to comply with current and upcoming IMO emissions regulations.  Under the regulations, instead of using low-sulfur fuel to limit sulfur oxide emissions, a ship can use an alternative means of achieving the same level of sulfur oxide emissions, as long as these alternative means are certified as compliant by the ship’s flag state.  The GTM Exhaust Scrubber can be easily installed on any ship by replacing ship’s exhaust silencer without any need for structural modifications.

Additional benefits of this system are:

•

Runs only on seawater;

•

With addition of magnesium can be used to remove nitrogen oxides;

•

Can be operated as open and closed loop;

•

Leaves small environmental footprint;

•

Minimizes any possible changes in stability of a ship due to its low weight; and

•

Energy efficient.

Key Product Markets

We mainly market our DSOX and Njord Systems (collectively, the “Emission Technologies”) to the marine industry, although they can be used in many other land-based non-marine applications. Due to the relatively small size and light weight of our Emission Technologies, they can be installed on almost any type of marine vessel and can be customized to fit any size engine. Our Emission Technologies can be installed on a ship at any time during the normal operation. However, dry dock would still be preferable for seawater intake and overboard installations. In cases where dry dock is not an option, these installations can be done during dive operations while a ship is in service.

There are approximately 65,000 ships worldwide, including bulk carriers, tankers, container ships, cargo ships and passenger/cruise ships.   Of this worldwide fleet, approximately 21,000 ships operate in ECA waters on regular basis and 14,000 ships on a daily basis. According to the Exhaust Gas Cleaning System Association (“EGCSA”) there are currently 400 exhaust gas cleaning systems (the “EGCS”) installed or on order.

According to a presentation made by CE Delft and the UCL Energy Institute at the EGCSA Annual Meeting[1], a preliminary analysis shows that the most important constraints on exhaust scrubber use are the availability of repair yards and regulatory uncertainty.  Scrubbers that can operate partly in no-discharge mode are expected to become more attractive. The presenters estimated that, at a fuel cost difference of $100 per metric tonne, 2,000 to 5,000 ships may be equipped annually from 2018 onwards (provided that 2020 compliance requirements are maintained).

With stringent emission standards of 0.5% sulfur in fuel expected to come into effect in Europe and worldwide in 2020 or 2025, pending IMO decision which is scheduled for 2018, it is expected that the scrubber market will encompass all ships spending extensive time in international waters as currently it is the most cost-effective solution to complying with the regulations.

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

Installation of the DSOX System for LMS is currently suspended. We have encountered several delays due to the unique design of the system, which required numerous additional engineering and mechanical changes. Once we resume and complete installation, we will work with LMS to obtain certification that the installed system meets current Marine Environmental Protection Committee (the “MEPC”) sulfur oxide limits for marine fuel set out in MARPOL Annex VI (the “Current MEPC Standards”). If we are unable to obtain certification for the installed system, then LMS will have the option to apply the amounts paid by them towards the purchase price of our Njord Scrubbers.

LMS has the option to purchase up to 40 additional DSOX Systems on substantially same terms as the two original DSOX Systems contemplated under the LMS Agreement. This option was set to expire on December 31, 2015. On January 20, 2015, we entered into an agreement with LMS dated as of December 12, 2015, extending the deadline for LMS to exercise its option to December 31, 2015, and in November 2015, we extended the deadline to December 31, 2016. As of the date of this report on Form 10-K, LMS has not exercised its option to purchase additional DSOX Systems.

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

__________________

[1] Jasper Faber and Tristan Smith (February 25, 2016), Assessment of Fuel Oil Availability (Stakeholder Consultation), presented at the Exhaust Gas Cleaning Systems Association 2016 Annual Workshop and AGM. Retrieved from: http://www.egcsa.com/wp-content/uploads/Assessment-of-Fuel-Oil-Availability_EGCSA_StakeholderConsultation.pdf

Under the terms of the DCL Agreement, DCL has options to purchase additional DSOX Systems as follows:

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

The installation of the DSOX System onboard the DCL vessel began during the third quarter of our fiscal 2014 and was completed on April 3, 2015. Immediately after the completion of installation we commenced commissioning and certification process of our DSOX System, which required additional optimization of various elements of the installation. In August 2015 the commissioning process was suspended due to the scheduled dry-dock maintenance of the DCL vessel.

As of the date of this report on Form 10-K we are working on creating a step by step test plan to complete the testing and certification process onboard the vessel to ensure that  the DSOX System installed onboard the vessel meets current MEPC Standards. The plan, once prepared, will have to be approved by DCL’s management and Lloyd’s Register prior for us recommencing the testing.

If we are unable to obtain certification for the installed system, then DCL will have the option of applying amounts paid by them for the initial DSOX System towards the purchase price of our Njord Scrubbers.

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

Prestige paid us the deposit for two DSOX-15 Systems in September of 2013.  It was expected that the Term Sheet would be replaced by a formal definitive agreement by August 31, 2013. However, due to the acquisition of Prestige by Norwegian Cruise Line Holdings Ltd., we have not yet reached a definitive agreement with Prestige, and we have not begun the installation of any DSOX units on any ships managed by Prestige.  We continue to have periodic communications with Prestige and they have indicated that they intend to proceed with the purchase of our DSOX Systems as set forth in the Term Sheet.

Competition

Even though the requirement for reduced SOx levels has been enacted since January 1, 2015, the market for emission abatement technologies, such as our DSOX-20 and Njord, is still in the early growing stage. There are approximately 20 various manufacturers of EGCS who provide technologies similar to ours. New competitors are also rapidly entering the industry in expectation of further reduction of SOx levels outside of ECA zones to 0.5% in 2020 or 2025; which exact date for enactment will depend on a review to be completed by IMO Marine Environment Protection Committee in 2018 to determine the availability of fuel to enable implementation of this standard.

Currently our main competitors in this industry are Ecospec, Wärtsilä, Alfa Laval, Ecospray and Clean Marine. LAB, Ionada, and Fuji Electric are some of the new competitors that have entered the industry recently. Many of our competitors are however limited to operating their closed loop with addition of various chemicals increasing operating costs and risks due to the nature and sensitivity of these chemicals. They also provide hybrid systems, which can operate both, closed and open loops, including open loop with chemical dosing.

Distribution and Supply Methods

We are using third party suppliers, with whom we have entered into various agreements, for production, as well as installation of our DSOX Systems and other Emission Technologies. To ensure the high standards of installation and customer satisfaction, Mr. Norling, our Chief Technical Officer, provides continuous training on the proper handling and installation procedures, as well as maintenance of our Emission Technologies.

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

On March 10, 2014, pursuant to a Technology Transfer Agreement between us and Mr. Norling, Mr. Norling sold to us additional technology rights covering all technologies owned by him as of that date that relate to the abatement and reduction of emissions and exhausts from internal combustion engines through the pre-treatment of input fuels, the treatment of exhaust gases produced by such engines, or any combination thereof (collectively, the “Norling Emission Technologies”).  These included all of Mr. Norling’s right in two patent applications filed by Mr. Norling that relate to the removal of sulfur from diesel fuel. In consideration for these technologies, we agreed to release to Mr. Norling 54,000,000 shares of our common stock that were issued to Mr. Norling under his prior employment agreement with us and subject to escrow restrictions.  Under the Technology Transfer Agreement, Mr. Norling acknowledged and agreed that he was not entitled to the release of any of these shares under his previous employment agreement and that the 54,000,000 shares were being released to Mr. Norling in consideration for the technology rights transferred to us.  The remaining 100,000,000 shares of common stock previously issued to Mr. Norling under his prior employment agreement were subsequently surrendered and cancelled.

In July 2014, we filed an additional patent application covering the process of using our DSOX-20 System in combination with an exhaust gas scrubber.

GTM Contracts

Our rights to the GTM Exhaust Scrubber technology are governed by Collaboration, Master Distributor and License Agreements with Green Tech Marine, AS (now Yara Marine Technologies), a Norwegian corporation (“Green Tech Marine” or “Yara”).  We acquired our rights under these agreements through our acquisition of Ecolutions.

Distribution Rights

Under the terms of our Collaboration Agreement and Master Distributor Agreement with Yara we have been granted exclusive distribution rights for the GTM Exhaust Scrubber for all of North America (the United States, Canada and Mexico) and Singapore.  In addition, we have non-exclusive distribution rights for the rest of the world (excluding any existing Yara customers and customers not generated by us). Subject to certain early termination rights for non-compliance, our distribution rights to the GTM Exhaust Scrubber extend for a term ending on the earlier of:

(a)

November 15, 2022; and

(b)

The date that is three months after the Manufacturing Readiness Date.

License Rights

In addition to the distribution rights set out in the Collaboration Agreement and the Master Distributor Agreement, Yara has provided us with an exclusive license to manufacture, sell and distribute the GTM Exhaust Scrubber and the related technologies in North America and Singapore, and non-exclusive rights to the rest of the world (excluding any existing Yara customers and customers not generated by us.)

Our license rights extend to November 15, 2022, subject to certain early termination rights for non-compliance.  The License Agreement with Yara will automatically renew for successive ten year periods at no additional cost, unless either party gives written notice of termination at least 90 days prior to the then current term.  We are not required to pay any consideration to Yara to maintain our license rights.

Other Business Segments

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

WebTech Royalty Agreement

We were a party to a certain royalty agreement with WebTech Wireless Inc. (“WebTech”), which terminated on October 31, 2015. Pursuant to the royalty agreement we were entitled to a 6% royalty on gross sales made by WebTech to qualified potential customers related to our former wireless tracking and telematics equipment business.

Expenditures on Research and Development During the Last Two Fiscal Years

During the year ended December 31, 2015, we incurred $71,874 in expenses associated with the research and further development of our DSOX System for LMS and to a minor extent with the development of our Njord System.

During the year ended December 31, 2014, we incurred $53,140,029 in research and development costs which were mainly associated with the acquisition of the Norling Emission Technologies, pursuant to our Technology Transfer Agreement between us and Mr. Norling, and, to a minor extent, with costs associated with the LMS project, it being our first and unique installation, and patent applications we filed during the year.

In 2014, Mr. Norling sold to us additional technology rights covering all technologies owned by him that relate to the abatement and reduction of emissions and exhausts from internal combustion engines through the pre-treatment of input fuels, the treatment of exhaust gases produced by such engines, or any combination thereof. These included all of Mr. Norling’s right in two patent applications filed by Mr. Norling that relate to the removal of sulfur from diesel fuel. In consideration for these technologies, we agreed to release to Mr. Norling 54,000,000 shares of our common stock, valued at $52,380,000, that were previously issued to Mr. Norling under his prior employment agreement with us and were subject to escrow restrictions.

Under the Technology Transfer Agreement, Mr. Norling acknowledged and agreed that he was not entitled to the release of any of the shares escrowed under his previous employment agreement and that the 54,000,000 shares were released to Mr. Norling in consideration for the technology rights transferred to us.  The remaining 100,000,000 shares issued to Mr. Norling and held in escrow under his prior employment agreement were subsequently surrendered and cancelled.

Number of Total Employees and Number of Full Time Employees

As of the date of this Annual Report, we have five full time employees. In addition, our subsidiary, Triton Emission Solutions International AB., has two full time employees.

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

Risk Factors Associated with our Emission Abatement Technologies Line of Business

We have earned only limited revenues from the sale of products or services related to our Emission Technologies.

Our current principal business focus is on the research, development and marketing of products and services related to our Emission Technologies.  However, our efforts in this area are in the development stage and we have earned only limited revenues related to this technology. There is also no assurance that we will be able to earn revenues from this businesses line in the future.

Although we have entered into sales contracts for our Emission Technologies, we have not yet obtained certification that our DSOX and Njord Systems meet current MEPC standards.

Although we have entered into sales contracts with LMS and DCL, and have a term sheet agreement with Prestige, for the installation of our DSOX Systems, and we have completed installation of our DSOX System on board a DCL vessel, we have not yet obtained certification that our DSOX System installed on board the DCL vessel meets current MEPC standards. In addition, we have temporarily suspended our efforts on the LMS Project awaiting results of the onboard testing of the DCL Project, which was halted in October 2015 due to the vessel’s scheduled maintenance in dry-dock. Since then, shore based chemical testing has been continuing for the DCL Project. We expect to continue onboard testing in late April/May 2016. As a result, we have not yet recorded revenue from the LMS or DCL Projects, and there is no assurance that our DSOX Systems as well as future installations of the Njord Systems will obtain certification under current MEPC Standards.

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

We expect the majority of our future revenue to come from sales of our DSOX-20 Fuel Purification System, and our newly developed Njord System, which are heavily dependent on current and future IMO Regulations being enforced by international signatories to MARPOL Annex VI.  Currently the United States, Canada and the E.U. have Emission Control Area’s (ECA) in place that apply stringent engine emission standards and fuel sulfur limits to ships that operate in these ECA’s as set under MARPOL Annex VI.  While sulfur oxide limit restrictions in these ECA’s have been reduced to the expected 0.1% by mass limit on January 1, 2015, the previously scheduled reduction of the sulfur oxide limit in non-ECA zones may be postponed from its original 2020 implementation to 2025. There can be also no assurance that other reductions in limits will be implemented as planned.  A change in the current and upcoming IMO regulations may have a significant material impact on our financial results.

Reduction in the price of marine fuel could adversely affect our financial results.

The need for emission control systems is directly associated with the difference (spread) in price between regular marine fuel and more refined marine fuel.  If the price of refined marine fuel continues to decrease, as seen by current market trends, the ship owners and operators may chose to use more refined fuels such as marine gas oil (MGO) that have a lower sulfur content than heavy marine fuel, without any need for costly installation of additional emission control systems.

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

Although our Board of Directors and Executive Officers have extensive business experience and relevant expertise in the emission abatement industry, some of our competitors may have top management with greater experience and have greater financial resources than we do at this time. We intend to continue attracting experienced management, sales and consulting teams to develop our business and our products. However, since we have no history of earning revenue in this business line, there is no assurance that our business efforts will prove successful.

Our royalty agreement with WebTech Wireless (“WebTech”) expired on October 31, 2015.

From November 2004, our primary source of revenue was from royalties received from WebTech on the sale of global wireless tracking and telematics equipment from qualified customers. Our royalty agreement with Webtech expired on October 31, 2015, which stopped the cash flow from this source. Until we are able to start generating revenue from the sale of our emission abatement technologies, our operations will continue to be reliant on our ability to generate funds through equity and debt financing.

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

Disruptions to credit and financial markets, including volatility in security prices, diminished liquidity and credit availability, declining valuations of certain investments and significant changes in the capital and organizational structures of certain financial institutions may limit our ability to access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital, issue shorter tenors than we prefer or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by disruptions in the global credit and financial markets.

Global economic downturns may have a negative effect on our business and operations.

Global economic downturns cause general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and lower business spending, all of which may have a negative effect on our business, results of operations, financial condition and liquidity. Potential customers may be unable to fund purchases, may decide to reduce purchases or inventories, or may cease to continue in business. In addition, our supplier may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand or could affect our gross margins.

Such conditions may make it very difficult to forecast operating results, make business decisions and identify and address material business risks and our operating results, financial condition and business could be adversely affected.

The agreements governing our debt contain various covenants that limit our ability to take certain actions, failure to comply with which could have a material adverse effect on us.

The agreements governing our debt obligations contain a number of covenants that, among other things, limit our ability to: transfer or sell all or substantially all of our assets or make certain other restricted payments. Any future refinancing of the term loan is likely to contain similar restrictive covenants.

Our Chief Technical Officer, Senior Vice President of Business Development and Chairman of our Board each hold a significant amount of our outstanding common stock.  Together, they hold approximately 58.4% of our common stock and are able to exert considerable influence over our actions.

Rasmus Norling, a director and our Chief Technical Officer and President, and Mitchell Miller, a director and our Senior Vice President of Business Development, each own approximately 23.1% of our outstanding common stock.  Robert C. Kopple, Chairman of our Board of Directors, owns approximately 12.2% of our outstanding common stock.  Mr. Kopple and Mr. Norling also own a significant number of warrants and options to purchase additional shares of our common stock, further increasing the number of shares beneficially owned by our executive officers and members of our Board of Directors (See “Security Ownership of Certain Beneficial Holders and Management”).  In addition, Mr. Kopple is the principal of KF Business Ventures, LP, our principal creditor, which has loaned to us a total of $5,900,000 under the First KF Loan, the Second KF Loan, and the Thirds KF Loan.

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

As of December 31, 2015, we owed approximately $5,343,748 under the terms of the KFBV Loans. In addition to these amounts, we have other significant short term liabilities. There is no assurance that we will be able to service our debt obligations when due.

We have generated only limited cash from our operations to date.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations.  There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the KFBV Loans when due, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources or re-negotiate the terms of our debt obligations.

We have not raised significant financing from any sources other than the KFBV Loans, and there is no assurance that we will be able to raise additional financing in the future in amounts sufficient to repay our obligations under these loans or on commercially reasonable terms. In addition, our ability to raise financing from other sources is restricted under the terms of the KFBV Loan Agreements.  Under the terms of those agreements, we may not incur additional debt financing (other than trade payables incurred in the ordinary course of business), sell any material assets, sell any of our equity securities, which could potentially result in a change in control, or engage in any corporate reorganization while any amounts remain outstanding under those agreements without KFBV’s prior written consent.

As of December 31, 2015, we owed a total of $5,343,748 to KFBV under the terms of the KFBV Loans, consisting of the full principal amount of all advances made to that date plus accrued interest thereon.  Subsequent to our year end, KFBV advanced to us an additional $1,200,000 in principal under the terms of the Third KF Loan Agreement, bringing the total principal amount payable to KFBV under the KFBV Loans to $5,900,000.  Outstanding principal plus interest under the KFBV Loans is due on January 15, 2017.

If we are unable to pay our debt obligations when due, we may need to seek to re-negotiate the terms of our debt obligations. Although Robert C. Kopple, the Chairman of our Board of Directors, is the principal of KFBV, there is no assurance that we will be able to re-negotiate the terms of the KFBV Loans if necessary. If we are unable to pay our debt obligations when due and we are subsequently unable to re-negotiate the terms of our debt obligations, our business could fail and our investors could lose their investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive office is located at 151 San Francisco St., Suite 201 San Juan, Puerto Rico 00901. The lease agreement is on a month-to-month basis at $2,750 per month.

Our business and mailing virtual office is located at 980 North Federal Highway, Suite 110, Boca Raton, FL 33432. The lease agreement commenced on December 1, 2015 for the period of 12 months, expiring on November 30, 2016, at a cost of $99 per month.

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

High & Low Bids
Period ended	High	Low	Source
December 31, 2015	$0.091	$0.055	OTC Markets Group Inc.
September 30, 2015	$0.145	$0.062	OTC Markets Group Inc.
June 30, 2015	$0.22	$0.10	OTC Markets Group Inc.
March 31, 2015	$0.25	$0.14	OTC Markets Group Inc.
December 31, 2014	$0.38	$0.21	OTC Markets Group Inc.
September 30, 2014	$0.70	$0.30	OTC Markets Group Inc.
June 30, 2014	$1.02	$0.62	OTC Markets Group Inc.
March 31, 2014	$1.09	$0.72	OTC Markets Group Inc.

HOLDERS OF RECORD

As of April 12, 2016, we had approximately 58 holders of record, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. The transfer agent for Triton’s common stock is Pacific Stock Transfer Company with an address at 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV 89119 and their telephone number is 702-361-3033.

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

RECENT SALES OF UNREGISTERED SECURITIES

During our fiscal year ended December 31, 2015, we completed the following unregistered sales of our equity securities:

•

On September 4, 2015, we entered into a consulting agreement with an independent consultant. As consideration for the consultant’s agreement to provide us with investor relations services we issued the consultant 25,000 shares at the time of the execution of the consulting agreement, and reserved for issuance further 75,000 shares of our common stock. 50,000 of the reserved shares were issued on December 4, 2015 and March 4, 2016 in equal tranches of 25,000 shares each.  The remaining 25,000 shares are scheduled to be issued on June 4, 2016. In addition to the shares of our common stock we issued the consultant non-transferrable warrants to purchase up to 250,000 shares of our common stock at a price of $0.50 per share expiring on August 1, 2018. The shares and warrants were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D on the basis of representations provided by the consultant that he is an accredited investor, as that term is defined in Regulation D.

•

On December 17, 2015, we agreed to issue warrants for the purchase of up to an aggregate of 8,000,000 shares of our common stock to KF Business Ventures, LP (“KFBV” or the “Lender”). The warrants were issued as additional consideration for the Lender agreeing to lend us up to $1,500,000 (the “Third KFBV Loan”) under the terms of our loan agreement dated January 8, 2016 (the “Third KF Loan Agreement”). The warrants were issued on January 8, 2016, are exercisable at a price of $0.10 per share and expire on January 15, 2021.  On the same day we also agreed to amend the terms of the 18,854,546 warrants (the “Existing Warrants”) previously issued to the Lender under the terms of our first loan agreement with KFBV dated January 15, 2014, as amended (the “First KF Loan Agreement”) and our second loan agreement with KFBV dated July 28, 2014, as amended (the “Second KF Loan Agreement”, the First KF Loan Agreement and the Second KF Loan Agreement together being the “Existing Loan Agreements”). The exercise price for the Existing Warrants was reduced to $0.10 per share and the expiration date for the Existing Warrants was extended to January 15, 2021. In addition, we exercised our right to extend the maturity date of the Existing Loan Agreements to January 15, 2017, by agreeing to issue to the Lender warrants to purchase up to 2,531,652 shares of our common stock for an exercise price of $0.10 per share expiring on September 1, 2021. The transaction was completed on January 8, 2016, when we entered into a formal definitive agreement with KFBV. Robert C. Kopple, our Chairman and a member of the Board of Directors, is the principal of the Lender.  The warrants were issued pursuant to the exemptions from registration provided by Rule 506 of Regulation D of the Securities Act of 1933 on the basis of representations provided by the Lender that it is an “accredited investor” as defined in Rule 501 of Regulation D.

•

During the year ended December 31, 2015, we granted options to purchase a total of up to 700,000 shares of our common stock to employees of our Company and our Subsidiary. The options are exercisable at a price of $0.50 per share and vest at various dates over the next twelve months expiring 5 years following the respective vesting date. Exercise of the options is contingent on the availability of an applicable exemption from the registration and prospectus exemptions of applicable securities laws. As at December 31, 2015 options to acquire up to 100,000 shares of our common stock were forfeited.

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

Results of Operation

	Years Ended		Percentage
	December 31, 2015	December 31, 2014	Increase / (Decrease)
Revenue	$88,199	$39,250	124.7%
Operating expenses	(2,145,952)	(55,621,556)	(96.1)%
Accretion expense	(2,016,764)	(603)	334,355.1%
Financing costs	(292,741)	(7,599,443)	(96.1)%
Forgiveness of debt	-	238,321	(100.0)%
Gain on change in fair value of derivative liability	1,461,084	9,003,419	(83.8)%
Impairment of intangibles	-	(42,841)	(100.0)%
Impairment of loan	-	(150,000)	(100.0)%
Interest expense	(29,383)	(160,869)	(81.7)%
Non-cash consulting fees	-	(7,168,224)	(100.0)%
Stock-based compensation	(704,540)	(300,524)	134.4%
Net loss	$(3,640,097)	$(61,763,070)	(94.1)%

Revenues

Our revenue increased by 124.7% to $88,199 during the year ended December 31, 2015, from $39,250 during the year ended December 31, 2014. The increase in revenue was attributed to $72,029 in consulting fees charged by our wholly owned subsidiary, Triton International, on the use and installation of emission abatement technologies. In addition, we recorded $16,170 in royalty revenue from our agreement with WebTech Wireless (“WebTech”), which terminated on October 31, 2015.

We did not record any revenue from our main operations, being installation and servicing of our Emission Technologies, as at December 31, 2015 as the installation of our DSOX Systems for LMS and DCL projects were not completed.

Operating Expenses

During the year ended December 31, 2015, our operating expenses decreased by $53,475,604 or 96.1% from $55,621,556 for the year ended December 31, 2014, to $2,145,952 for the year ended December 31, 2015.  This change was mainly associated with the decrease in our research and development costs of $53,068,155, or 99.9%, following the acquisition from Mr. Norling of emission abatement technologies during our fiscal 2014.

Other significant year-to-date changes in our operating expenses were as follows:

•

During the year ended December 31, 2015, our administrative, consulting and management fees decreased by $99,488, $460,403 and $360,000, respectively. These decreases were mainly associated with restructuring of our administrative functions and transition to the payroll system, which is reflected in a $1,094,596 increase to our costs associated with salaries and wages.

•

During the year ended December 31, 2015, our advertising and marketing expenses decreased by $357,374 relative to the same period in fiscal 2014. The decrease was associated with the shift of our efforts from building a public awareness for our Company and products to our installation projects.

•

Our concentration on the installation projects as well as our efforts to control operating costs resulted in a decrease to our professional fees of $169,150 from $256,030 incurred during the year ended December 31, 2014, to $86,880 incurred during the year ended December 31, 2015.

•

During the year ended December 31, 2015, our travel and entertainment expenses decreased by $97,776, relative to the same period in fiscal 2014. This decrease was mainly associated with our concentration on installations of our DSOX Systems, which resulted in reduced travel requirements.

•

Our insurance expense increased by $11,431, from $139,822 incurred during the year ended December 31, 2014, to $151,253 incurred during the year ended December 31, 2015, which resulted form the requirement to acquire extended Marine and Workers Compensation insurance, in order to comply with our agreements for the installation and servicing of the DSOX Systems. The increase to the insurance costs was in part offset by adjustment to our 2014 - 2015 year insurance coverage. During the year ended December 31, 2015, our web design and maintenance fees decreased by $96,764 to $10,841. The greater web design fees during the fiscal 2014 were associated with the redesign of our corporate website, which we continue to maintain and update as required.

•

On June 24, 2014, we signed a Restated and Amended Teak Shield License Agreement, which resulted in termination of our obligations pursuant to the original Teak Shield License. As a result, we were released from any and all obligations pursuant to the original Teak Shield License, which resulted in reversal of the royalty fees of $170,833 we recorded at December 31, 2014.

Other Items

During the year ended December 31, 2015, we recorded $2,016,764 (2014 - $603) in accretion expense that resulted from the difference between the stated interest rate and the implied interest rate we used to determine the fair value of the proceeds we received pursuant to the KF Loans.

During the year ended December 31, 2015, we recorded $292,741 in financing costs, of which $251,360 were associated with the fair value of the warrants we issued to KFBV pursuant to the Third KF Loan Agreement, repricing and extension of the original warrants issued under the First and the Second KF Loan Agreements, and the fair value of the extension warrants we issued to KFBV when we exercised our option to extend the maturity of the First and the Second KF Loans. Additional $31,381 in financing costs were associated with the legal fees we incurred to secure the KF Loans, and $10,000 we paid Quarry Bay Capital LLC and Tradex Capital Corp. in consideration for an extension on repayment of their loans.

Our interest expense associated with obligations other than the KF Loans decreased by $131,486, or 81.7% from $160,869 for the year ended December 31, 2014, to $29,383 for the year ended December 31, 2015. This decrease was associated with repayment of the Acamar Loan on September 19, 2014.

During the year ended December 31, 2015, we recorded $704,540 in stock-based compensation in respect of options to acquire up to 6,400,000 shares of our common stock (subject to certain vesting conditions) we granted to our directors, officers and employees under the 2014 Plan. During the year ended December 31, 2014, our stock-based compensation amounted to $300,524 and was associated with the options to acquire up to 2,500,000 shares of our common stock (subject to certain vesting conditions) we granted to the chairman of our board of directors.

The above items were offset by a gain of $1,461,084 on a change in the fair value of the derivative liability associated with the fair value of the warrants we issued to KF Business Ventures LP pursuant to the First KF Loan, the Second KF Loan and the Third KF Loan. The change in the fair value of the derivative liability was a result of the decrease in the market price of our common stock at December 31, 2015, as compared to the market price of the stock at December 31, 2014, or at the time of issuance of the warrants. During the year ended December 31, 2014, we recorded a gain on change in the fair value of derivative liability of $9,003,419, which also resulted from the decrease in the market value of our common stock at December 31, 2014, as compared to the value of the stock at the time of issuance of the warrants.

In addition to the transactions described above, during the year ended December 31, 2014, we recorded the following transactions:

•

$7,168,224 in non-cash consulting fees associated with the fair value of the warrants to acquire up to 10,000,000 shares of our common stock we issued to Mr. Norling as part of his Management Consulting Agreement with us;

•

Forgiveness of debt of $238,321, which we recorded when we settled $538,321 due and payable to Acamar for a one-time payment of $300,000;

•

Impairment charge of $150,000 on the loans to our former subsidiary, New World Technologies Group, Inc.; and

•

$42,841 impairment charge on the GTM Contracts.

We did not have similar transactions during the year ended December 31, 2015.

Liquidity and Capital Resources

Working Capital

Working capital	December 31, 2015	December 31, 2014

Current assets	$1,960,133	$2,164,144
Current liabilities	6,678,586	5,994,881
Working capital deficit	$(4,718,453)	$(3,830,737)

As of December 31, 2015, we had a cash balance of $112,138, a working capital deficit of $4,718,453, of which $945,962 was attributed to the fair value of the derivate liability associated with the warrants we issued to KF Business Ventures LP. as partial consideration for the KF Loans, and $2,335,498 was attributed to the conversion feature included in the Third KF Loan Agreement, and cash flows used in operations of $2,381,386 for the year then ended. During the year ended December 31, 2015, we funded our operations with $1,500,000 we received pursuant to the Second and Third KF Loans; $600,000 we received pursuant to the Bridge Loans with Mr. Norling and KF Business Ventures LP.; and, to a minor extent, with the cash we received from royalties and consulting fees.

Our balance sheets for the years ended December 31, 2015 and 2014 do not reflect the full amount payable on account of principal and interest under the KF Loans.  Since the warrants issued as partial consideration for the KF Loans and conversion feature available under the Third KF Loan Agreement were determined to be a derivative liability, pursuant to the guidance provided by ASC 815, the proceeds were allocated to the warrants and conversion feature, with amount over and above cash proceeds recorded as financing costs. The principals of the First KF Loan, the Second KF Loan and the Third KF Loan were assigned a $Nil value, and are being accreted over the life of the loans using an implied interest rate of 1,130% on the First KF Loan, 1,729% on the Second KF Loan, and 2,339% on the Third KF Loan.

As of December 31, 2015, we owed a total of $5,343,748 to KFBV under the terms of the First KF Loan, the Second KF Loan and the Third KF Loan, consisting of $4,700,000 in principal amount of all advances made to that date plus accrued interest thereon calculated using the stated interest rate of 10% per annum compounded monthly.  The KF Loans are due and payable on January 15, 2017, when the value of the loans will amount to $7,021,659, unless prepaid earlier.  A description of the KF Loans is provided under “Net Cash Provided by Financing Activities”.

During the year ended December 31, 2015, we arranged for an additional bridge financing for $400,000 with our CTO and President, Rasmus Norling (the “Norling Bridge Loan”) and for $200,000 with KFBV (the “KF Bridge Loan”), each party agreed to advance us the funds in exchange for the Notes Payable accruing interest at a rate of 6% per annum, compounded monthly, and payable on demand following 90 days after the execution date of respective loan agreement.  As a condition precedent for us entering into the Third KF Loan Agreement, Mr. Norling and KFBV agreed to extend the due dates of their respective bridge loans to December 31, 2016.

In April 2015, Quarry Bay Capital LLC (“Quarry Bay”) and Tradex Capital Corp. (“Tradex”) provided us with a demand notice for the repayment of demand loans advanced to us during 2012 through 2014.  (Quarry Bay and Tradex loans and advances are hereinafter referred to as “Quarry and Tradex Loans”).

In April 2015, we made arrangements to pay $100,000 of the total amount outstanding under Quarry and Tradex Loans (which amount has been paid), with the balance to be repaid in 90 days following the first payment.  In August 2015 we made additional arrangements with the lenders whereby we have agreed to repay the amounts owing in two equal installments, due September 26, 2015 and November 25, 2015 in consideration for an “extension fee” of $10,000, which extension fee has been paid. On September 26, 2015, we reached a verbal agreement with the lenders to extend the agreed upon repayments until mutually agreed upon date. Concurrently with entering into the Third KF Loan Agreement, we renegotiated the repayment terms of the Quarry and Tradex Loans, and agreed to make $50,000 monthly payments until such time that all Quarry and Tradex Loans are paid in full.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for fiscal 2015.  Our only significant source of financing during the year ended December 31, 2015 came from our Second and Third KF Loans, and bridge loans with KFBV and Mr. Norling.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under the First KF Loan, the Second KF Loan and the Third KF Loan, which will become due and payable on January 15, 2017, as amended.

There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the KF Loans when due, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources, or re-negotiate the terms of our debt obligations. Our ability to raise financing from sources is restricted under the terms of the KF Loan Agreements.  Under the terms of those agreements, we may not incur additional debt financing (other than trade payables incurred in the ordinary course of business), sell any material assets, sell any of our equity securities as part of any transaction that would result in a change in control, or engage in any corporate reorganization while any amounts remain outstanding under those agreements without KFBV’s prior written consent.

Although Robert C. Kopple, the Chairman of our Board of Directors, is the principal of KFBV, there is no assurance that we will be able to obtain additional financing from KFBV, re-negotiate the terms of the First KF Loan, the Second KF Loan, or the Third KF Loan, or obtain KFBV’s consent to other financing alternatives, if needed.

Cash Flows

	Years Ended December 31,
	2015	2014
Cash flows used in operating activities	$(2,381,386)	$(2,311,909)
Cash flows provided by financing activities	1,950,000	2,844,286
Cash flows used in investing activities	(11,354)	(150,000)
Effects of foreign currency exchange	(5,266)	(219)
Net increase (decrease) in cash during the period	$(448,006)	$382,158

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2015, was $2,381,386. This cash was primarily used to cover our cash operating expenses of $2,123,780, increase our work in progress by $222,364, which was associated with payments we made to our contractors for the manufacturing of the DSOX Systems, to acquire necessary parts and equipment, and to build the prototype of our Njord Scrubber.

We also decreased our wages payable and accounts payable by $24,862 and $60,857, respectively. In addition, increases in our accounts receivable of $23,189 further increased the cash we used in operations. These uses of cash were offset by a $15,777 decrease in our prepaid expenses, $6,394 increase in accrued liabilities, $22,112 increase in amounts due to related parties, and $29,383 increase in interest accrued on short-term notes and advances payable.

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

Non-cash transactions

During the year ended December 31, 2015, our net loss was further increased by the following expenses that did not have any impact on cash used in operations:

•

$704,540 in stock-based compensation associated with the fair value of options to purchase up to 6,400,000 shares of our common stock we granted to our directors, officers and employees under our 2014 Stock Option Plan;

•

$282,741 in financing costs associated with the KF Loans, which resulted from the difference between the fair value of the warrants issued as consideration for the Third KF Loan and repricing and extension of the warrants issued as consideration for the First KF Loan and the Second KF Loan;

•

$2,016,764 in accretion expense that resulted from the difference between the stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the KF loans;

•

$9,869 in amortization expense we recorded on our testing and laboratory equipment; and

•

$16,663 in stock-based compensation for investor relation services pursuant to the Consulting Agreement we entered into on September 4, 2015 with Robert Lipp, which comprised of $4,500 being a market value of 50,000 shares of our common stock we issued to Mr. Lipp on September 4, and December 4, 2015 and $12,163 being a fair market value of warrants to purchase up to 250,000 shares of our common stock.

The negative effects of the above non-cash transactions were offset by the following items:

•

$1,461,084 gain we recorded on the revaluation of the derivative liability associated with the warrants we issued to KF Business Ventures LP as consideration for the First KF Loan, the Second KF Loan, and the Third KF Loan. Pursuant to the guidance provided by ASC 815, the derivative liability must be revalued at each reporting period based on the value of the underlying variable on the specific date; since the price of our common stock at December 31, 2015 was significantly lower compared to the price at December 31, 2014 this resulted in gain on revaluation; and

•

$53,176 gain that resulted from foreign exchange fluctuations on Canadian Dollar denominated loans and advances we received.

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

•

$135,548 in stock-based compensation for investor relation services pursuant to the Consulting Agreement we entered into on September 3, 2014, with Robert Lipp, which comprised of $47,000 being a market value of 100,000 shares of our common stock and $88,548 being a fair market value of warrants to purchase up to 250,000 shares of our common stock;

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

•

$170,833 gain we recorded when we reversed the royalty fees payable pursuant to our Teak Shield License, which was terminated when we signed a Restated and Amended Teak Shield License Agreement on June 24, 2014; and

•

$27,000 gain that resulted from foreign exchange fluctuations on Canadian Dollar denominated loans and advances we received.

Net Cash Provided by Financing Activities

During the year ended December 31, 2015, we received $1,200,000 from KF Business Ventures LP (“KFBV”) pursuant to our Second KF Loan Agreement and $300,000 pursuant to our Third KF Loan Agreement. Robert C. Kopple, Chairman of our Board of Directors, is the principal of KFBV.  In addition, we received $200,000 bridge loan from KFBV and $400,000 bridge loans from Rasmus Norling, our CTO and President. These financing activities were reduced by $150,000 we paid to Quarry Bay Capital LLC and Tradex Capital Corp as partial repayment of loans and advances we received from these lenders during our fiscal 2012 through 2014.

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

First Loan Agreement with KF Business Ventures LP

On January 15, 2014, we entered into a binding letter agreement (the “Letter Agreement”) with KFBV, which was superseded by a formal definitive Loan Agreement signed on February 11, 2014, and further amended by that Amendment No. 1 to Loan Agreement dated March 10, 2014, by that Amendment No. 2 to Loan Agreement dated September 8, 2014, and by that Amendment to First KF Loan Agreement, Second KF Loan Agreement and KF Bridge Loan Agreement dated January 8, 2016, which was earlier contemplated under that Binding Letter Agreement between the Company and the Lender dated December 17, 2015   (as amended, the “First KF Loan Agreement”). Under the First KF Loan Agreement, KFBV agreed to lend to us up to $2,000,000 (the “First KF Loan”). The First KF Loan was advanced in four equal &#0;nstalments of $500,000 each, the first &#0;nstalment of which was advanced on execution of the Letter Agreement. Subsequent advances were subject to the condition precedent that we enter into satisfactory arrangements with Mr. Norling to amend the terms and conditions associated with the release and forfeiture of the Custodial Stock issued to Mr. Norling under his previous employment agreement with us. This condition precedent was satisfied on March 10, 2014. As such, on March 31, 2014, we received a second &#0;nstalment of $500,000, and on May 1, 2014 and June 3, 2014 – the third and fourth &#0;nstalments.  Under the terms of the First KF Loan Agreement, we may not incur additional debt financing (other than trade payables incurred in the ordinary course of business), sell any material assets, sell any of our equity securities, which may result in a change in control, or engage in any corporate reorganization while any amounts remain outstanding under those agreements without KFBV’s prior written consent.

Amounts payable under the First KF Loan Agreement, as amended, accumulate interest at a rate of 10% per annum, compounded monthly.

On December 17, 2015, we exercised our right to extend the maturity date of the First KF Loan to January 15, 2017, by issuing to KFBV warrants to acquire up to additional 1,194,332 shares of our common stock with an initial exercise price of $0.10 per share expiring on September 1, 2021 (the “First Loan Extension Warrants”).

As additional consideration for KFBV agreeing to loan us the funds and certain amendments made to the First KF Loan Agreement we issued to KFBV non-transferrable warrants for the purchase of up to 10,448,878 shares of our common stock, including the First Loan Extension Warrants, as follows:

No. of Shares	Ex. Price	Expiration Date
2,450,000	$0.10 per share	Jan. 15, 2021
4,454,546	$0.10 per share	Jan. 15, 2021
2,350,000	$0.10 per share	Jan. 15, 2021
1,194,332	$0.10 per share	Sep. 1, 2021
10,448,878	Total

The warrants issued to KFBV in connection with the First KF Loan may be exercised by way of a cashless exercise for a total of up to 5,224,439 shares of our common stock. If, at any time prior to the expiration date of these warrants, we issue additional shares of common stock, or options, warrants, convertible notes or similar rights to acquire shares of our common stock for a purchase, exercise or conversion price per share less than the exercise price of these warrants, the exercise price will be adjusted to equal such lower price.

Second Loan Agreement with KF Business Ventures LP

On July 28, 2014, we entered into a second loan agreement (the “Second Loan Agreement”) with KFBV, which was amended by that Amendment to First KF Loan Agreement, Second KF Loan Agreement and KF Bridge Loan Agreement dated January 8, 2016, which was earlier contemplated under that Binding Letter Agreement between the Company and the Lender dated December 17, 2015. Under the Second KF Loan Agreement KFBV agreed to lend to us up to $2,400,000, to be advanced in eight equal &#0;nstalments of $300,000 each, beginning on September 1, 2014, with the remaining &#0;nstalments advanced on the first day of each consecutive calendar month thereafter (the “Second KF Loan”). Advances under the Second KF Loan were conditional upon (1) our agreeing to amend the First KF Loan Agreement (see “First Loan Agreement with KF Business Ventures LP”); (2) our issuing to KFBV non-transferrable share purchase warrants for a total of 9,600,000 shares of our common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019, with cashless exercise rights for up to 4,800,000 shares; and (3) our agreeing with KFBV on a monthly budget for our Company.

In addition, we agreed to appoint Robert C. Kopple, the principal of KFBV as Chairman of our Board of Directors (see “Changes in Executive Officers and Directors”).  Under the terms of the Second KF Loan Agreement, we may not incur additional debt financing (other than trade payables incurred in the ordinary course of business), sell any material assets, sell any of our equity securities, which may result in a change in control, or engage in any corporate reorganization while any amounts remain outstanding under those agreements without KFBV’s prior written consent.

Amounts payable under the Second KF Loan Agreement, as amended, accumulate interest at a rate of 10% per annum, compounded monthly.

On December 17, 2015, we exercised our right to extend the maturity date of the Second KF Loan to January 15, 2017, by issuing to KFBV warrants to acquire up to additional 1,337,320 shares of our common stock with an initial exercise price of $0.10 per share expiring on September 1, 2021 (the “Second KF Loan Extension Warrants”).

Following are the warrants we granted to KFBV in connection with the Second KF Loan, including the Second Loan Extension Warrants:

No. of Shares	Ex. Price	Expiration Date
9,600,000	$0.10 per share	Jan. 15, 2021
1,337,320	$0.10 per share	Sep. 1, 2021
10,937,320	Total

The warrants issued to KFBV in connection with the Second KF Loan may be exercised by way of a cashless exercise for a total of up to 5,468,660 shares of our common stock. If, at any time prior to the expiration date of these warrants, we issue additional shares of common stock, or options, warrants, convertible notes or similar rights to acquire shares of our common stock for a purchase, exercise or conversion price per share less than the exercise price of these warrants, the exercise price will be adjusted to equal such lower price.

Third Loan Agreement with KF Business Ventures LP

On December 17, 2015, we entered into a binding letter agreement with KFBV, which was superseded by a formal definitive Loan Agreement signed on January 8, 2016 (the “Third KF Loan Agreement”). Under the Third KF Loan Agreement KFBV agreed to lend to us up to $1,500,000, to be advanced in five equal &#0;nstalments of $300,000 each, beginning on December 17, 2015, with the remaining &#0;nstalments advanced on the first day of each consecutive calendar month thereafter (the “Third KF Loan”). Advances under the Third KF Loan were conditional upon (1) our agreeing to amend the terms of the 9,254,546 warrants previously issued to KFBV under the terms of the First KF Loan Agreement, as amended, and 9,600,000 warrants previously issued to the Lender under the terms of the Second KF Loan Agreement, (the “Existing Warrants”) such that the exercise price for the Existing Warrants was reduced to $0.10 per share and the expiration date for the Existing Warrants was extended to January 15, 2021; and (2) our issuing to KFBV additional non-transferrable share purchase warrants for a total of 8,000,000 shares of our common stock, exercisable at a price of $0.10 per share expiring on January 15, 2021.

The warrants issued to KFBV in connection with the Third KF Loan may be exercised by way of a cashless exercise for a total of up to 4,000,000 shares of our common stock. If, at any time prior to the expiration date of these warrants, we issue additional shares of common stock, or options, warrants, convertible notes or similar rights to acquire shares of our common stock for a purchase, exercise or conversion price per share less than the exercise price of these warrants, the exercise price will be adjusted to equal such lower price.

At the discretion of the Lender the principal and accrued but unpaid interest under the Third KF Loan may be converted into shares of the Company’s common stock at a conversion price of $0.10 per share, in minimum increments of $250,000 (the “Third KF Loan Conversion Feature”).

As of December 31, 2015, we owed a total of $5,343,748 to KFBV under the terms of the First KF Loan, the Second KF Loan and the Third KF Loan (cumulatively referred in this Form 10-K as “KF Loans”) consisting of the full principal amount of all advances made to that date plus accrued interest thereon.  Subsequent to our fiscal 2015 year end, KFBV advanced to us an additional $1,200,000 in principal under the terms of the Third KF Loan Agreement, bringing the total principal amount payable to KFBV as at the date of the filing of this Annual Report under the KF Loans to $5,900,000.

Net Cash Used in Investing Activities

During the year ended December 31, 2015, we paid $11,354 acquiring necessary equipment for testing our DSOX Fuel Purification Systems. We did not have similar transactions during the fiscal 2014.

During the year ended December 31, 2014, we loaned $150,000 to our former subsidiary, New World Technologies Group, Inc. Since the collectability of the loan could not be assured, the loan was impaired.

Going Concern

The notes to our financial statements at December 31, 2015, disclose our uncertain ability to continue as a going concern. We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to qualified customers in Europe. This royalty agreement ended on October 31, 2015, which ended the revenue from this source. Our Teak Shield contract has not generated any revenue.  Our emission abatement technologies have generated only limited revenue.

We have accumulated a deficit of $69,890,583 since inception and increased sales will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking contracts for our emission abatement technologies. As of the date of this Annual Report we have been contracted to install a land-based DSOX Fuel Purification System for LMS Ship Management Inc. (“LMS”), install DSOX System on board of a vessel operated by Magical Cruise Company, Limited (“DCL”), and entered into a Term Sheet Agreement for installation of two DSOX Systems for Prestige Cruise Holding Inc.  Despite these contracts we cannot provide assurance that we will be successful in generating additional sales. In addition, we have yet to record revenue from our LMS and DCL contracts, since the projects have not been completed; we also have no assurance that we will be able to record revenues from subsequent installations in the future.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Revenue Recognition

Royalty revenue

We recognize our royalty revenue when pervasive evidence of an agreement exists, when it is received or when the royalty income is determinable and collectability is reasonably assured.

Survey revenue

We recognize the revenue from ship surveys when the service has been provided and the income is determinable and collectability is reasonably assured.

Revenue from the installation and servicing of the Fuel Purification Systems

We recognize the revenue using the completed contract method whereby revenue is only recognized when all the following conditions have been met: pervasive evidence of an agreement exists, when delivery of the product has occurred and title has transferred or services have been provided, and when collectability is reasonably assured.

Deposits received prior to the delivery of goods and services are recorded as unearned revenue.

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At December 31, 2015 and 2014, our allowance for doubtful accounts was $0.

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

Foreign Exchange Risk

We are subject to foreign exchange risk on our royalty revenue, some purchases which are denominated in Canadian dollars and/or Swedish kronor. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the U.S. dollar.  Foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currency result in gains and losses that are reflected in our Statement of Operations. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenue. Conversely, our net revenue will decrease when the U.S. dollar strengthens against foreign currencies. We do not believe that we have any material risk due to foreign currency exchange.

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

Fair Value of Financial Instruments

Our financial instruments include cash, accounts receivable, loan receivable, accounts payable, notes and advances payable, amounts due to related parties, long-term loan and derivative liability. The fair values of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

At December 31, 2015, we had $50,393 in cash on deposit with a large chartered Canadian bank, $30,482 on deposit with large US bank, and $31,263 on deposit with Swedish bank. Of these deposits approximately $38,130 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of income from our consulting services and is not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss. We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At December 31, 2015, we had $27,111 in accounts receivable outstanding.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Triton Emission Solutions Inc.

We have audited the accompanying consolidated balance sheets of Triton Emission Solutions Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

April 11, 2016

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	December 31, 2015	December 31, 2014

ASSETS

Current assets
Cash	$112,138	$560,144
Accounts receivable	27,111	3,975
Prepaids	46,776	62,554
Deferred financing costs	14,319	-
Loan receivable	1,200,000	1,200,000
Work in progress	559,789	337,471
	1,960,133	2,164,144

Deferred financing costs	-	20,161
Equipment	32,578	31,093
	$1,992,711	$2,215,398

Current liabilities
Accounts payable	$112,449	$144,913
Accrued liabilities	75,304	68,914
Wages payable	30,467	55,895
Unearned revenue	2,075,000	2,075,000
Notes and advances payable	1,063,420	637,207
Due to related parties	40,486	21,767
Derivative liabilities - warrants	945,962	2,991,185
Derivative liability - conversion feature	2,335,498	-
	6,678,586	5,994,881

Long-term loans	2,017,368	603
Total liabilities	8,695,954	5,995,484

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 88,145,005 issued and outstanding at December 31, 2015 ( December 31, 2014 - 88,095,005)	88,145	88,095
Obligation to issue shares	46,410	46,410
Additional paid in capital	63,045,602	62,324,449
Accumulated deficit	(69,890,583)	(66,250,486)
Accumulated other comprehensive income	7,183	11,446
	(6,703,243)	(3,780,086)
	$1,992,711	$2,215,398

The accompanying notes are an integral part of these consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year Ended December 31,
	2015	2014

Consulting revenue	$72,029	$-
Survey revenue	-	15,000
Royalty revenue	16,170	24,250
Total revenues	88,199	39,250

Expenses
Amortization	9,869	13,620
General and administrative expenses	2,064,209	2,638,740
Research and development	71,874	53,140,029
Royalty fee	-	(170,833)
Loss before other items	(2,057,753)	(55,582,306)

Other items
Accretion expense	(2,016,764)	(603)
Financing costs	(292,741)	(7,599,443)
Forgiveness of debt	-	238,321
Change in fair value of derivative liabilities	1,461,084	9,003,419
Impairment of intangibles	-	(42,841)
Impairment of loan	-	(150,000)
Interest expense	(29,383)	(160,869)
Non-cash consulting fees	-	(7,168,224)
Stock-based compensation	(704,540)	(300,524)

Net loss	(3,640,097)	(61,763,070)

Foreign exchange translation	(4,263)	(219)
Comprehensive loss	$(3,644,360)	$(61,763,289)

Net loss per share - basic and diluted	$(0.04)	$(0.57)

Weighted average number of shares outstanding - basic	88,104,936	108,301,580

The accompanying notes are an integral part of these consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

						Accumulated
	Common shares		Obligation	Additional		Other
	Number of		to Issue	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Capital	Deficit	Income / (Loss)	Total

Balance at December 31, 2013	187,995,005	$187,995	$ -	$2,240,253	$(4,487,416)	$11,665	$(2,047,503)

Shares cancelled upon cancellation of employment agreement	(154,000,000)	(154,000)	-	154,000	-	-	-
Fair value of warrants issued for consulting services	-	-	-	7,168,224	-	-	7,168,224
Fair value of stock-based compensation	-	-	-	300,524	-	-	300,524
Fair value of warrants issued for investor relation services	-	-	-	88,548	-	-	88,548
Shares issued for patents	54,000,000	54,000	-	52,326,000	-	-	52,380,000
Shares issued for investor relation services	100,000	100		46,900	-	-	47,000
Obligation to issue shares	-	-	46,410	-	-	-	46,410
Net loss for the year	-	-	-	-	(61,763,070)	-	(61,763,070)
Translation to reporting currency	-	-	-	-	-	(219)	(219)

Balance at December 31, 2014	88,095,005	88,095	46,410	62,324,449	(66,250,486)	11,446	(3,780,086)

Fair value of stock-based compensation	-	-	-	704,540	-	-	704,540
Fair value of warrants issued for investor relation services	-	-	-	12,163	-	-	12,163
Shares issued for investor relation services	50,000	50	-	4,450	-	-	4,500
Net loss for the year	-	-	-	-	(3,640,097)	-	(3,640,097)
Translation to reporting currency	-	-	-	-	-	(4,263)	(4,263)

Balance at December 31, 2015	88,145,005	$88,145	$46,410	$63,045,602	$(69,890,583)	$7,183	$(6,703,243)

The accompanying notes are an integral part of these consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year Ended December 31,
	2015	2014

Cash flows used in operating activities

Net loss	$(3,640,097)	$(61,763,070)

Non cash items
Accretion expense	2,016,764	603
Amortization	9,869	13,620
Consulting services, non-cash	-	7,168,224
Financing costs	282,741	7,599,443
Foreign exchange gain	(53,176)	(27,000)
Forgiveness of debt	-	(238,321)
Change in fair value of derivative liabilities	(1,461,084)	(9,003,419)
Impairment of intangibles	-	42,841
Impairment of loan	-	150,000
Investor relations fees, non-cash	16,663	135,548
Research and development costs, non-cash	-	52,380,000
Royalty fee	-	(170,833)
Stock-based compensation	704,540	300,524
Website design	-	46,410

Changes in operating assets and liabilities
Accounts receivable	(23,189)	(221)
Prepaids	15,777	203,894
Work in progress	(222,364)	(337,471)
Accounts payable	(60,857)	(12,687)
Accrued liabilities	6,394	44,768
Wages payable	(24,862)	55,895
Unearned revenue	-	975,000
Due to related parties	22,112	(36,526)
Accrued interest	29,383	160,869
Net cash used in operating activities	(2,381,386)	(2,311,909)

Cash flows from financing activities
Long-term loan	1,500,000	3,200,000
Notes and advances payable	600,000	-
Repayment of notes payable	(150,000)	(355,714)
Net cash provided by financing activities	1,950,000	2,844,286

Cash flows used in investing activities
Acquisition of equipment	(11,354)	-
Funds advanced to subsidiary	-	(150,000)
Net cash used in investing activities	(11,354)	(150,000)

Effects of foreign currency exchange	(5,266)	(219)

Net increase (decrease) in cash	(448,006)	382,158
Cash, beginning	560,144	177,986
Cash, ending	$112,138	$560,144

Cash paid for:
Income tax	$-	$-
Interest expense	$-	$250,159

The accompanying notes are an integral part of these consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

The Company’s main focus is the development and marketing of its proprietary DSOX Fuel Purification (the “DSOX”) and Njord Exhaust Gas Scrubber (the “Njord”) Systems (DSOX and Njord hereinafter collectively referred to as the “Fuel Purification Systems”), designed to remove sulfur from marine fuel and exhaust gases. The technology is currently aimed at the maritime industry which includes vessels for cruise-line, freight shipping and tanker companies.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2015, the Company has not achieved profitable operations and has a working capital deficit of $4,718,453 and has accumulated a deficit of $69,890,583. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

Principals of consolidation

The consolidated financial statements include the accounts of Triton Emission Solutions Inc. and its wholly-owned subsidiaries, Ecolutions Inc., Poly Shield Technologies (BVI) Ltd., Poly Shield Technologies (UK) Limited, and the Subsidiary. On consolidation, all intercompany balances and transactions are eliminated.

During the year ended December 31, 2015, the Company dissolved two inactive subsidiaries Poly Shield Technologies (BVI) Ltd. and Poly Shield Technologies (UK) Limited.

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

Revenue from the installation and servicing of the DSOX and Njord Systems

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

Equipment

Equipment is stated at cost. The Company amortizes the cost of equipment over their estimated useful lives on a straight-line basis over 5 years.

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

Financial instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, notes and advances payable, and amounts due to related parties. The fair values of these financial instruments approximate their carrying values.

Derivative financial instruments

Derivative financial instruments that are not classified as equity and are not used in hedging relationships are measured at fair value. These include derivative warrant liabilities and derivative conversion options liabilities. Subsequent changes to the estimated fair values are recorded in the statement of operations.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Notes 8 and 9), at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Due to a company controlled by the Chief Financial Officer (“CFO”)	$703	$703
Due to the Chief Executive Officer (“CEO”)	10,490	--
Due to the President and Chief Technical Officer (“CTO”)	14,798	--
Due to the former Vice President (“VP”) of Engineering	195	12,298
Due to the CEO and President of Subsidiary	14,300	5,816
Due to a former CEO	--	2,656
Due to a former President	--	294
Due to related parties	$40,486	$21,767

Amounts are unsecured, due on demand and bear no interest.

The Company incurred the following expenses with related parties:

	December 31, 2015	December 31, 2014
Salary paid to the CEO (Note 4)	$209,659	$--
Fair value of options issued to the CEO (Notes 4 and 11)	268,103	--
Administrative fees incurred to a company controlled by the CFO (Note 4)	157,500	265,000
Management fees incurred to the CFO (Note 4)	22,500	67,500
Consulting and management fees incurred to the President and CTO (Note 4)	--	157,500
Salary paid to the President and CTO (Note 4)	270,000	99,144
Fair value of warrants issued for consulting services to the President and CTO (Notes 4 and 11)	--	7,168,224
Fair value of options granted to a Director and Chairman (Notes 4 and 11)	326,898	298,387
Management fees incurred to the Senior Vice President of Business Development	--	180,000
Salary paid to the Senior Vice President of Business Development (Note 4)	270,000	67,500
Consulting and survey fees incurred to the former Vice President of Engineering	--	105,003
Salary paid to the former Vice President of Engineering (Note 4)	102,668	35,001
Fair value of options granted to the former VP of Engineering (Notes 4 and 11)	63,660	--
Salary paid to the President and CEO of the Subsidiary (Note 4)	120,732	10,527
Fair value of options granted to the President and CEO of the Subsidiary (Notes 4 and 11)	19,119	2,137
Consulting fees incurred to the former President	--	15,000
Consulting fees incurred to the former CEO	--	252,000
Total transactions with related parties	$1,830,839	$8,722,923

NOTE 4 - AGREEMENTS

Employment and Management Consulting Agreement with President, CTO and former CEO

On December 1, 2012 (and as amended on December 30, 2013 and February 28, 2014), the Company entered into an employment agreement with its President, CTO and former CEO (the “Executive”). This agreement became effective on February 5, 2013 (“Effective Date”). Under the terms of the employment agreement, the Executive was appointed the Company’s CEO and received a signing bonus of $180,000 and a salary of $180,000 per annum. The Company issued 154,000,000 shares of its common stock with a fair value of $81,620,000, which were placed in escrow and were to be released to the Executive upon delivery of bona fide contracts for the sale or lease of products or services at a rate of one share for each $0.25 in revenue. Escrowed stock was to be released in increments of 1,250,000 shares of common stock.

On March 10, 2014, the Company and the Executive terminated the Employment Agreement and entered into a technology transfer agreement (the “Technology Transfer Agreement”) whereby the Executive transferred the title of certain patent applications to the Company in return for the release of 54,000,000 of the aforementioned 154,000,000 shares. The remaining 100,000,000 shares were cancelled (Notes 6 and 11).

On March 10, 2014, the Company entered into a management consulting agreement (the “Management Consulting Agreement”) with the Executive whereby the Executive agreed to provide consulting services to the Company in return for a monthly fee of $22,500 and the issuance of 10,000,000 warrants with an exercise price of $1.00, expiring on March 10, 2017 (Note 3 and 11). The Executive may choose to exercise the warrants for up to 5,000,000 shares of common stock by way of a cashless exercise.

During the year ended December 31, 2014, the fair value of the warrants issued for the Management Consulting Agreement was $7,168,224 and was expensed at the time of issuance (Note 9).

During the year ended December 31, 2014, the Company commenced to compensate the Executive with salaries and the related fees are being recorded as payroll, and the Company remits all required federal and state taxes based on prescribed tax rates.

Management Consulting Agreement with CFO

On June 25, 2014, the Company entered into a management consulting agreement (the “Management Agreement with CFO”) with its CFO.  Under the terms of the Management Agreement with CFO, the Company agreed to pay management fee of $7,500 per month.  The Management Agreement with CFO was effective retroactively beginning as of April 1, 2014 and was set to expire on June 25, 2017.  During the year ended December 31, 2015, the Company and its CFO reached a mutual agreement to terminate the Management Agreement with CFO, however, the CFO agreed to continue to provide his services on a month-to-month basis, which services are being included as part of the administrative and consulting fees billed by a company controlled by the CFO. During the year ended December 31, 2015, management fees incurred to the CFO were $22,500 (2014-$67,500) and administrative fees incurred to a company controlled by the CFO were $157,500 (2014-$265,000).

Management Consulting Agreement with Senior VP of Business Development

On June 25, 2014, the Company entered into a management consulting agreement (the “Senior VP Management Agreement”) with its Senior VP of Business Development.  Under the terms of the Senior VP Management Agreement, the Company agreed to pay management fee of $22,500 per month. The Senior VP Management Agreement was effective retroactively beginning as of April 1, 2014 and expires on June 25, 2017.  The Company may terminate the Management Agreement at any time with ninety days written notice.  The Senior VP of Business Development may terminate the Senior VP Management Agreement at any time with sixty days written notice.

During the year ended December 31, 2015, the Company commenced to compensate the Senior VP of Business Development with salaries and the related fees are being recorded as payroll. The Company remits all required federal and state taxes based on prescribed tax rates.

Employment Agreement with CEO

On March 6, 2015, the Company entered into an employment agreement (the “Aasen Agreement”) with Mr. Aasen, pursuant to which Mr. Aasen has agreed to join the Company as its CEO and a Director, effective on March 23, 2015. Mr. Aasen is entitled to an annual base salary of $270,000 per year beginning March 23, 2015. In addition to the base salary, the Company granted Mr. Aasen options to purchase up to 3,000,000 restricted shares of the Company’s common stock at an exercise price of $0.50 per share (the “Aasen Options”). 1,000,000 of the Aasen Options vested on March 23, 2015. The remaining 2,000,000 Aasen Options will vest at a rate of 500,000 shares per year, beginning March 23, 2016. Upon a change-in-control, any options that have not vested will immediately vest and become exercisable.  The options expire 5 years after the vesting date. During the year ended December 31, 2015, the fair value of the Aasen Options was $414,304, of which $268,103 was recognized as stock-based compensation (Notes 3 and 11).

Employment Agreement with CEO of the Subsidiary

On January 6, 2015, the Subsidiary entered into an employment agreement effective as of December 1, 2014, pursuant to which Mr. Karlsson agreed to act as the Subsidiary’s President and Chief Executive Officer. Mr. Karlsson is entitled to an annual base salary of $120,000 per year beginning on December 1, 2014. In addition, the Company granted Mr. Karlsson options to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share (the “Karlsson Options”). The Karlsson Options vested on December 1, 2015 and expire on December 1, 2020. During the year ended December 31, 2015, the fair value of the Karlsson Options was $21,257, of which $19,119 was recognized as stock-based compensation (Notes 3 and 11).

Consulting Agreements for Investor Relations Services

On September 3, 2014, the Company entered into a Consulting Agreement (the “2014 Consulting Agreement”) with an unrelated party (the “Consultant”) for investor relations services. The term of the 2014 Consulting Agreement was one year, expiring on September 3, 2015. On September 4, 2015, upon expiry of the 2014 Consulting Agreement, the Company entered into a subsequent Consulting Agreement (the “2015 Consulting Agreement”) with the Consultant on substantially same terms as the 2014 Consulting Agreement. The term of the 2015 Consulting Agreement is one year, expiring on September 4, 2016.

In consideration for the Consultant agreeing to provide the services to the Company, the Company is required to issue its common stock as follows:

Date	Shares of Common Stock
September 3, 2014 (issued with fair value of $47,000)	100,000
September 4, 2015 (issued with fair value of $2,500)	25,000
December 4, 2015 (issued with fair value of $2,000)	25,000
March 4, 2016 (issued with fair value of $1,250)	25,000
June 4, 2016 (reserved for issuance)	25,000
Total	200,000

In addition to the issuance of its common stock, on September 3, 2014, the Company issued the Consultant warrants to purchase up to 250,000 shares of its common stock at an exercise price of $0.50 per share, expiring on August 1, 2018, subject to earlier termination in the event that the Consultant ceases to act as a consultant of the Company prior to September 3, 2015 (Note 11). The fair value of the warrants issued for the 2014 Consulting Agreement was $88,548 and was expensed at the time of issuance.

On September 4, 2015, the Company issued the Consultant additional warrants to purchase up to 250,000 shares of its common stock at an exercise price of $0.50 per share, expiring on August 1, 2018, subject to earlier termination in the event that the Consultant ceases to act as a consultant of the Company prior to September 4, 2016. The fair value of the warrants issued for the 2015 Consulting Agreement was $12,163 and was expensed at the time of issuance (Note 11).

Employment Agreement with former VP of Engineering

On May 1, 2015, the Company entered into an employment agreement pursuant to which Mr. Buczek agreed to act as the Company’s Product Manager. Mr. Buczek is entitled to an annual base salary of $84,000 per year beginning on May 1, 2015. In addition, the Company granted Mr. Buczek options to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share (the “Buczek Options”). The Buczek Options vested on May 1, 2015 and expire on May 1, 2020. The fair value of the options was calculated to be $63,660 and was expensed at the time of issuance (Notes 3 and 11).

NOTE 5 - DISTRIBUTION AND LICENSE RIGHTS

Teak Shield License

On March 12, 2012, the Company entered into a license agreement with Teak Shield (the “Teak Shield License”), whereby the Company acquired a license to market and sell Teak Shield’s licensed products. In exchange, the Company agreed to pay a 5% royalty, with a minimum $100,000 annual royalty payment, and agreed to issue 1,666,667 shares.  As at December 31, 2013, management determined that the Teak Shield License was fully impaired.

On June 24, 2014, the Company reached an agreement to amend the Teak Shield License (the “Amended Teak Shield License”).  Both parties agreed to release each other from any and all obligations pursuant to the original Teak Shield License, which resulted in reversal of the accrued royalty fees of $170,833. The Amended Teak Shield License has an initial term of 6 years and may be automatically renewed for successive two-year terms. The Company is not required to pay a royalty and no additional consideration is required in order to maintain the licensing rights. As at December 31, 2015, the Company was not a party to any agreements or arrangements that would result in an obligation pursuant to the Amended Teak Shield License.

GTM Contracts

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

As at December 31, 2014, management determined that the GTM Contracts were fully impaired and recorded an impairment charge of $42,841.

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

In consideration for the Technology, the Company agreed to release 54,000,000 of the total 154,000,000 shares of common stock that were previously issued to the Executive and held in escrow, subject to forfeiture or release upon the fulfillment of certain performance conditions as set out in the Employment Agreement. The remaining 100,000,000 shares were cancelled (Notes 3 and 11).

The fair value of the 54,000,000 shares which were released for the Technology was $52,380,000 and has been recorded as research and development costs.

NOTE 7 - EQUIPMENT

Amortization schedule for the equipment:

	December 31, 2015	December 31, 2014
Net book value - Opening	$31,093	$39,413
Additions	11,354	-
Amortization	(9,869)	(8,320)
Net book value - Ending	$32,578	$31,093

The equipment consists of testing and laboratory tools and machinery, and is amortized on a straight-line basis over its useful life of five years.

NOTE 8 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans outstanding as at December 31, 2015 and December 31, 2014:

As at December 31, 2015
Principal outstanding	Interest rate per annum	Accrued interest	Total
$27,000	8%	$10,068	$37,068
49,500	7%	21,674	71,174
137,283	6%	32,948	170,231
173,911	0%	--	173,911
600,000	6%	11,036	611,036
$987,694		$75,726	$1,063,420

As at December 31, 2014
Principal outstanding	Interest rate per annum	Accrued interest	Total
$27,000	8%	$7,227	$34,227
49,500	7%	16,876	66,376
163,779	6%	27,509	191,288
345,316	0%	--	345,316
$585,595		$51,612	$637,207

Quarry Bay and Tradex Loans and Advances

On April 7, 2015, the Company received a demand notice to repay outstanding notes payable issued to Quarry Bay Capital LLC. and Tradex Capital Corp.

On April 17, 2015, the Company made a payment of $100,000. On August 4, 2015, the Company reached an agreement with the lenders to extend the repayment of the outstanding loans in consideration for a $10,000 extension fee. The lenders agreed to extend the repayment term of 50% of the amount outstanding to September 26, 2015 and the repayment term of the remaining 50% balance to November 25, 2015. As at December 31, 2015, the Company repaid a total of $150,000. Subsequent to December 31, 2015, the Company repaid an additional $150,000. The repayments were applied to non-interest bearing loans only.

As at December 31, 2015
	Principal outstanding	Interest rate per annum	Accrued Interest	Total
Quarry Capital Loan	USD$33,000	0%	$ -	USD$ 33,000
Quarry Capital Loan	CAD$190,000	6%	CAD$45,601	USD$170,232
Tradex Capital Loan	USD$15,000	0%	$ -	USD$ 15,000
Tradex Capital Loan	CAD$153,500	0%	$ -	USD$110,910
Total in USD	USD$296,194		USD$32,949	USD$329,142

Norling Bridge Loans

On July 28, 2015 and November 6, 2015, the Company entered into a two separate bridge loan agreements (the “Norling Loans”) with its President and CTO, Rasmus Norling.  Pursuant to the Norling Loans, Mr. Norling agreed to lend to the Company total of $400,000 in exchange for unsecured promissory notes.

The loans have an effective interest rate of 6%, respectively, and are due December 31, 2016.

As of December 31, 2015, the Company recorded $6,995 as interest expense associated with the Norling Loans.

KF Business Ventures Bridge Loan

On August 31, 2015, the Company entered into a bridge loan agreement with KF Business Ventures LP. (“KFBV”), a company controlled by a director of the Company, whereby KFBV agreed to lend to the Company $200,000 in exchange for an unsecured promissory note (the “KFBV Bridge Loan”).

The loan has an effective interest rate of 6%, and is due December 31, 2016.

As of December 31, 2015, the Company recorded $4,041 as interest expense associated with the KFBV Bridge Loan.

Acamar Loan

On April 19, 2012, the Company signed a loan agreement with Acamar Investments, Inc. (“Acamar”) for $260,000, repayable on June 30, 2014 (as amended) (the “Acamar Loan”). The Acamar Loan bore an effective rate of 51% per annum and was secured by the Teak Shield License (Note 5). On September 18, 2014, the Company reached an agreement with Acamar to release the Company from its obligations under the Acamar Loan upon the payment of $300,000 (the “Cash Consideration”).

As at September 18, 2014, the total principal payable under the Acamar Loan was $380,688 and accrued interest totaled $146,159, the Company had also recorded $11,474 as penalty on late repayments of interest. Upon the payment of the Cash Consideration, the Company recorded a gain of $238,321 on the settlement of debt.

During the year ended December 31, 2014, the Company paid total of $250,159 in interest.

NOTE 9 - LONG-TERM LOANS AND DERIVATIVE LIABILITY

First KF Business Ventures Loan Agreement

On January 15, 2014, the Company entered into a binding letter agreement with KF Business Ventures LP (“KFBV”), a company controlled by a director of the Company (the “Lender”), which was superseded by the formal definitive loan agreement signed on February 11, 2014, and further amended on March 10, 2014, September 8, 2014, and on December 17, 2015 (the “First KF Loan Agreement”). Under the First KF Loan Agreement the Lender agreed to lend to the Company up to $2,000,000 in four equal instalments of $500,000 each (the “First KF Loan”). Pursuant to the First KF Loan Agreement (as amended on March 10, 2014) the principal and interest were to become payable in 18 equal monthly instalments commencing on January 1, 2015, with the  Company having the right to prepay the First KF Loan at any time in increments of not less than $250,000.  The First KF Loan is unsecured and has effective interest rate of 1,130%, which was due primarily to the recording of non-cash accretion interest.

In consideration for the First KF Loan Agreement, as amended on March 10, 2014 (the “March Amendment”), the Company issued to the Lender non-transferrable share purchase warrants to purchase a total of 6,904,546 shares exercisable at a price of $1.00 per share (the “First KF Warrants”) (Note 11). Warrants for 2,450,000 shares had an original expiry date of January 15, 2015, and warrants for 4,454,546 shares had an original expiry date of January 15, 2018. At the discretion of the Lender the First KF Warrants for up to 3,452,273 shares of common stock could have been acquired by way of a cashless exercise.

The First KF Warrants included a down-round provision whereby the exercise price of the First KF Warrants could have been adjusted to the lowest offering price of any options, warrants or shares issued subsequent to the issuance of the First KF Warrants (the “Down-Round Provision”). The First KF Warrants were determined to be a derivative under ASC 815; therefore, at initial measurement, the proceeds were allocated to the fair value of the warrants first and any residual proceeds to the principal of the First KF Loan.

At issuance date, the fair value of the First KF Warrants was $5,128,110 and a value of $Nil was allocated to the principal.

On September 8, 2014, the Company entered into a Second Amendment Agreement (the “September Amendment”) to extend the maturity of the First KF Loan to January 15, 2016, and replace 18 equal monthly instalments with a one-time payment of principal and accrued interest. Furthermore, the Company was given an option to further extend the repayment of the First KF Loan to January 15, 2017 by issuing additional share purchase warrants (the “First Extension Warrants”) equal to one-half of the outstanding principal and unpaid interest as at January 15, 2016. The Extension Warrants were to have an initial exercise price of $0.50 per share expiring on September 1, 2021.

As consideration for the September Amendment, the Company issued to the Lender additional warrants for the purchase of up to 2,350,000 shares (the “September Warrants”), with an initial exercise price of $0.50 per share and expiring on January 15, 2019, with cashless exercise rights for up to 1,175,000 shares. In addition, the Company agreed to decrease the exercise price for the First KF Warrants (the “Amended Warrants”) from $1.00 per share to $0.50 per share and extend the expiration date of warrants for up to 2,450,000 shares of the Company’s common stock from January 15, 2015 to January 15, 2016. The September Warrants also included the Down-Round Provision (Note 11).

The incremental increase in the fair value of the Amended Warrants and the fair value of the September Warrants was determined to be $970,893 and was recorded as a financing cost during the year ended December 31, 2014.

On December 17, 2015 (the “December Amendment Date”), as part of the second definitive Letter Agreement with KFBV (the “Second KF Letter Agreement”), which was superseded by a formal Loan Agreement dated January 8, 2016, the Company agreed to decrease the exercise price for Amended Warrants and September Warrants from $0.50 per share to $0.10 per share and extend the expiration date of warrants to January 15, 2021. In addition, the Company exercised its option to extend the maturity of the First KF Loan to January 15, 2017 by issuing the Lender 1,194,332 First Extension Warrants, being an equivalent to one-half of the outstanding principal and unpaid interest on the First KF Loan as at January 15, 2016. First Extension Warrants have an initial exercise price of $0.10 per share expiring on September 1, 2021 (Note 11).

The incremental increase in the fair value of the Amended Warrants and September Warrants and the fair value of the First Extension Warrants was determined to be $167,706 and has been recorded as a financing cost.

During the year ended December 31, 2015, the Company recognized accretion expense of $1,303,522 (2014 - $567).

At December 31, 2015, the fair value of the derivative liabilities associated with the warrants issued pursuant to the First KF Loan Agreement was $296,033 (2014 - $1,203,944).

During the year ended December 31, 2014, the fair values of the Amended Warrants and September Warrants were determined using the Black-Scholes Option pricing model at the grant date, and were revalued at the reporting dates using the following assumptions:

	At December 31, 2014	At January 15, 2014
Expected Warrant Life	1.04-4.04 years	0.35-4.36 years
Risk-Free Interest Rate	0.25%-1.38%	0.02%-1.24%
Expected Dividend Yield	Nil	Nil
Average Expected Stock Price Volatility	122%	115%

At December 17, 2015, the fair value of the First Extension Warrants was determined using the Binomial Lattice model, and the fair values of the Amended Warrants, September Warrants as well as the First Extension Warrants were revalued using the Binomial Lattice model at December 31, 2015 using the following assumptions:

At December 31, 2015
Expected Warrant Life	5 - 5.71 years
Risk-Free Interest Rate	1.73%-1.76%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	32%-60%

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

The initial maturity date under the Second KF Loan Agreement was January 15, 2016, with an option to further extend the maturity date to January 15, 2017 by issuing additional share purchase warrants (the “Second Extension Warrants”) equal to one-half of the outstanding principal and unpaid interest as at January 15, 2016. The Second KF Loan is unsecured and has an effective interest rate of 1,729%, which was due primarily to the valuation of the warrants issued as consideration for the Second KF Loan.

In consideration for the Second KF Loan Agreement, the Company issued to the Lender non-transferrable share purchase warrants for a total of 9,600,000 shares of the Company’s common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019 (the “Second KF Warrants”) (Note 11). At the discretion of the Lender the Second KF Warrants for up to 4,800,000 shares of common stock can be acquired by way of a cashless exercise.

The Second KF Warrants were determined to be a derivative under ASC 815; therefore, at initial measurement, the proceeds were allocated to the fair value of the Second KF Warrants first and any residual proceeds to the loan principal.

At issuance date, the fair value of the Second KF Warrants was $5,388,652 and a value of $Nil was allocated to the principal.

On December 17, 2015, as part of the Second KF Letter Agreement, which was superseded by a formal Loan Agreement dated January 8, 2016, the Company agreed to decrease the exercise price for the Second KF Warrants from $0.50 per share to $0.10 per share and extend the expiration date of these warrants to January 15, 2021. The Second KF Warrants included a down-round provision whereby the exercise price of the Second KF Warrants could have been adjusted to the lowest offering price of any options, warrants or shares issued subsequent to the issuance of the Second KF Warrants.  In addition, the Company exercised its option to extend the maturity of the Second KF Loan to January 15, 2017 by issuing the Lender 1,337,320 Second Extension Warrants, being an equivalent to one-half of the outstanding principal and unpaid interest as at January 15, 2016. Second Extension Warrants have an initial exercise price of $0.10 per share expiring on September 1, 2021 (Note 11).

The incremental increase in the fair value of the Second KF Warrants and the fair value of the Second Extension Warrants was determined to be $83,656 and has been recorded as a financing cost.

During the year ended December 31, 2015, the Company recognized accretion expense of $713,241 (2014 - $36).

At December 31, 2015, the fair value of the derivative liabilities associated with the Second KF Warrants and Second Extension Warrants was $375,369 (2014 - $1,787,241).

During the year ended December 31, 2014, the fair value of Second KF Warrants was calculated using the Black-Scholes Option pricing model at the grant date, and was revalued at the reporting date using the following assumptions:

	At December 31, 2014	At July 28, 2014
Expected Warrant Life	4.67 years	5.1 years
Risk-Free Interest Rate	1.73%	1.73%
Expected Dividend Yield	Nil	Nil
Average Expected Stock Price Volatility	121%	330%

During the year ended December 31, 2015, the fair value of Second KF Warrants and Second Extension Warrants was revalued using the Binomial Lattice model at the December Amendment Date and at the reporting date using the following assumptions:

At December 31, 2015
Expected Warrant Life	5.05 - 5.71 years
Risk-Free Interest Rate	1.73% - 1.76%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	15% - 60%

Third KF Business Ventures Loan Agreement

On December 17, 2015, the Company entered into a Second KF Letter Agreement with the Lender, which was ratified by the formal definitive loan agreement signed on January 8, 2016 (the “Third KF Loan Agreement”). Under the Third KF Loan Agreement, the Lender agreed to lend to the Company $1,500,000 (the “Third KF Loan”), to be advanced in five equal instalments of $300,000 each, commencing on execution of the Second KF Letter Agreement, and on the first day of each consecutive calendar month thereafter until fully advanced.

As of December 31, 2015, the Company received $300,000 under the Third KF Loan Agreement; the remaining $1,200,000 was recorded as a loan receivable and were received subsequent to December 31, 2015.

The maturity date under the Third KF Loan Agreement is January 15, 2017. The Third KF Loan is unsecured and has an effective interest rate of 2,339%, which was due primarily to the recording of non-cash accretion interest. At the discretion of the Lender the principal and accrued but unpaid interest under the Third KF Loan may be converted into shares of the Company’s common stock at a conversion price of $0.10 per share, in minimum increments of $250,000 (the “Third KF Loan Conversion Feature”). The Down-Round Provision is included in the Third KF Loan Conversion Feature.

In consideration for the Third KF Loan Agreement, the Company issued to the Lender non-transferrable share purchase warrants for a total of 8,000,000 shares of the Company’s common stock, exercisable at a price of $0.10 per share for a period expiring January 15, 2021 (the “Third KF Warrants”). At the discretion of the Lender the Third KF Warrants for up to 4,000,000 shares of common stock can be acquired by way of a cashless exercise (Note 11). The Down-Round Provision is included in the Third KF Warrants.

The Third KF Warrants and the Third KF Loan Conversion Feature were determined to be derivatives under ASC 815; therefore, at initial measurement, the proceeds were allocated to the Third KF Warrants and the Third KF Loan Conversion Feature on a pro-rata basis first and any residual proceeds to the principal.

At issuance date, the fair value of the Third KF Warrants and the Third KF Loan Conversion Feature was $509,760 and $990,239 respectively and a value of $1 was allocated to the principal.

During the year ended December 31, 2015, the Company recognized accretion expense of $1.

At December 31, 2015, the fair value of the derivative liability associated with the Third KF Warrants and the Third KF Loan Conversion Feature was $274,560 and $2,335,498, respectively.

The fair value of the Third KF Warrants was calculated using the Binomial Lattice model at the grant date, and was revalued at the reporting date using the following assumptions:

	At December 31, 2015	At December 17, 2015
Expected Warrant Life	5.05 years	5.08 years
Risk-Free Interest Rate	1.76%	1.73%
Expected Dividend Yield	Nil	Nil
Average Expected Stock Price Volatility	60%	60%

The fair value of the Third KF Loan Conversion Feature was calculated using the Binomial Lattice model at the date of the Second KF Letter Agreement, and was revalued at the reporting date using the following assumptions:

	At December 31, 2015	At December 17, 2015
Expected Life	1.04 years	1.08 years
Risk-Free Interest Rate	0.65%	0.69%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	57%	57%

Summary of the Derivative Liabilities - Conversion Feature

A summary of the derivative liabilities associated with the Conversion Feature under the KF Loan Agreements is as follows:

As at December 31, 2015
	Fair value at December 31, 2014	Incremental increase in fair value for issuance	Change on revaluation at reporting date	Fair value at December 31, 2015
Third KF Loan Conversion Feature	$ Nil	$990,239	$ 1,345,259	$ 2,335,498

Summary of the Derivative Liabilities - Warrants

A summary of the derivative liabilities associated with the warrants under the KF Loan Agreements and their amendments is as follows:

As at December 31, 2015
	Fair value at December 31, 2014	Incremental increase in fair value for modification / issuance	Change on revaluation at reporting date	Fair value at December 31, 2015
9,254,546 warrants (Amended Warrants and September Warrants)	$ 1,203,944	$ 91,603	$ (1,041,603)	$ 253,944
1,194,332 warrants (First Extension Warrants)	-	76,103	(34,014)	42,089
9,600,000 warrants (Second KF Warrants)	1,787,241	(1,558)	(1,456,211)	329,472
1,337,320 warrants (Second Extension Warrants)	-	85,214	(39,317)	45,897
8,000,000 warrants (Third KF Warrants)	-	509,760	(235,200)	274,560
Total	$ 2,991,185	$ 761,122	$ (2,806,345)	$ 945,962

As at December 31, 2014
	Fair value at issuance	Incremental increase in fair value for modification	Change on revaluation at reporting date	Fair value at December 31, 2014
2,200,000 warrants issued January 15, 2014	$ 1,177,332	$ 405,282	$ (1,477,320)	$ 105,294
4,000,000 warrants issued January 15, 2014	3,495,620	190,990	(3,079,841)	606,769
250,000 warrants issued March 10, 2014	96,231	46,055	(130,321)	11,965
454,546 warrants issued March 10, 2014	358,927	21,703	(311,679)	68,951
2,350,000 warrants issued September 8, 2014	813,812	-	(402,847)	410,965
9,254,546 warrants (Amended Warrants and September Warrants)	5,941,922	664,030	(5,402,008)	1,203,944
9,600,000 warrants issued July 28, 2014 (Second KF Warrants)	5,388,652	-	(3,601,411)	1,787,241
Total	$11,330,574	$ 664,030	$ (9,003,419)	$ 2,991,185

KF Business Ventures Deferred Financing Costs

The Company recorded $50,538 (2014 - $25,000) in legal fees associated with securing the KFBV Loans. These fees are amortized over the remaining life of the loans; as of December 31, 2015, the Company recorded $31,380 (2014 - $4,839) in financing costs associated with the amortization of these legal fees.

NOTE 10 - IMPAIRMENT OF LOAN

During the year ended December 31, 2014, the Company advanced a total of $150,000 to its former subsidiary, New World Technologies Group Inc. The loans bear interest at 6% per year compounded monthly and are due on demand. At December 31, 2014, the amount receivable was impaired due to uncertainty of collectability.

NOTE 11 - SHARE CAPITAL

On April 1, 2014, the Company recorded an obligation to issue 51,000 shares of its common stock with a fair value of $46,410 for the consulting and website design services. As of December 31, 2015, these shares remained unissued.

On September 3, 2014, pursuant to the 2014 Consulting Agreement with the Consultant for investor relations services, the Company issued 100,000 shares of its common stock with a fair value of $47,000 (Note 4).

On September 4, 2015, pursuant to the 2015 Consulting Agreement with the Consultant for investor relations services, the Company issued 25,000 shares of its common stock with a fair value of $2,500.

On December 4, 2015, pursuant to the 2015 Consulting Agreement with the Consultant for investor relations services, the Company issued further 25,000 shares of its common stock with a fair value of $2,000.

As of December 31, 2015, the Company has reserved further 50,000 shares of its common stock for issuance on March 4, 2016 (issued with the fair value of $1,250) and June 4, 2016 (Note 4).

Warrants

A continuity schedule of warrants is as follows:

	December 31, 2015	December 31, 2014
Warrants, beginning	29,104,546	-
Warrants, issued	10,781,652	29,104,546
Warrants, outstanding	39,886,198	29,104,546

Details of warrants outstanding as at December 31, 2015 are as follows:

Exercise price	Expiry date	Number of warrants outstanding
$1.00	March 10, 2017	10,000,000
$0.50	August 1, 2018	500,000
$0.10	January 15, 2021	26,854,546
$0.10	September 1, 2021	2,531,652
		39,886,198

At December 31, 2015, the weighted-average exercise price and remaining contractual life of the outstanding share purchase warrants were $0.33 and 4.09 years, respectively.

Warrants Issued Pursuant to KF Business Ventures Loan Agreements

On January 15, 2014, in consideration for the First KF Loan the Company issued to KF Business Ventures LP. non-transferrable share purchase warrants for a total of 6,200,000 shares of the Company’s common stock, exercisable at a price of $1.00 per share (collectively, the “First KF Warrants”).  First KF Warrants for 2,200,000 shares of the Company’s common stock were expiring on January 15, 2015, and First KF Warrants for 4,000,000 shares of the Company’s common stock were expiring on January 15, 2018. At discretion of the Lender the First KF Warrants could have been exercised by way of cashless exercise for a total of up to 3,100,000 shares (Note 9).

On March 10, 2014, in consideration for the March Amendment, the Company issued to the Lender additional non-transferrable share purchase warrants for a total of 704,546 shares of the Company’s common stock with an exercise price of $1.00 per share (collectively, the “Additional Warrants”).  The Additional Warrants to purchase a total of 250,000 shares of the Company’s common stock were expiring on January 15, 2015, with the remaining 454,546 Additional Warrants expiring on January 15, 2018. At discretion of the Lender the Additional Warrants could have been exercised by way of cashless exercise for a total of up to 352,273 shares (Note 9).

On July 28, 2014, in consideration for the Second KF Loan Agreement, the Company issued to the Lender non-transferrable share purchase warrants for a total of 9,600,000 shares of the Company’s common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019, with cashless exercise rights for up to 4,800,000 shares (Note 9).

On September 8, 2014, as consideration for the September Amendment, the Company agreed to extend the expiration date for 2,450,000 warrants previously issued to the Lender under the First KF Loan Agreement and the First Amendment from January 15, 2015 to January 15, 2016, and decrease the exercise price for all warrants previously issued to the Lender from $1.00 per share to $0.50 per share (Note 9).

In addition, the Company issued to the Lender additional warrants for the purchase of up to 2,350,000 shares of the Company’s common stock, with an initial exercise price of $0.50 per share and expiring on January 15, 2019, with cashless exercise rights for up to 1,175,000 shares (Note 9).

On December 17, 2015, in consideration for the Third KF Loan Agreement, the Company agreed to issue to the Lender non-transferrable share purchase warrants for a total of 8,000,000 shares of the Company’s common stock, exercisable at a price of $0.10 per share for a period expiring January 15, 2021, with cashless exercise rights for up to 4,000,000 shares (Note 9).

On December 17, 2015, as consideration for the Third KF Loan Agreement, the Company agreed to extend the expiration date for 18,854,546 warrants previously issued to the Lender under the First KF Loan Agreement, as amended, and the Second KF Loan Agreement to January 15, 2021, and decrease the exercise price for all warrants previously issued to the Lender from $0.50 per share to $0.10 per share (Note 9).

In addition, on December 17, 2015, the Company agreed to issue to the Lender the First Extension Warrants for the purchase of up to 1,194,332 shares of the Company’s common stock and Second Extension Warrants for the purchase of up to 1,337,320 shares of the Company’s common stock (Note 9). The First and the Second Extension Warrants have an initial exercise price of $0.10 per share and expire on September 1, 2021. At discretion of the Lender, the warrants issued under the First KF Loan Agreement can be exercised by way of cashless exercise for a total of up to 5,224,439, and the warrants issued under the Second KF Loan Agreement can be exercised by way of cashless exercise for a total of up to 5,468,660 shares (Note 9).

The aforementioned warrants (the “KF Loan Warrants”) include a down-round provision whereby the exercise price of the KF Loan Warrants may be adjusted to the lowest offering price of any options, warrants or shares issued subsequent to the issuance of the KF Loan Warrants.

During the year ended December 31, 2014, the fair values of the KF Loan Warrants, with exception of the Third KF Warrants, First Extension Warrants, and Second Extension Warrants, was calculated using the Black-Scholes Option pricing model at the issuance and amendment dates and were revalued at the reporting dates.  The fair values and the assumptions of the Black-Scholes Option pricing model are disclosed in Note 9.

During the year ended December 31, 2015, the fair values of the KF Loan Warrants including amendments were calculated using the Binomial Lattice model at the issuance and amendment dates and were revalued at the reporting dates.  The fair value and the assumptions of the Binomial Lattice model are disclosed in Note 9.

Other Warrant Issuances

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

The fair value of the warrants was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At March 10, 2014
Expected Warrant Life	3 years
Risk-Free Interest Rate	0.79%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	130%

On September 3, 2014, pursuant to the 2014 Consulting Agreement with an unrelated party for investor relations services the Company issued non-transferrable warrants to purchase up to 250,000 shares of its common stock at an exercise price of $0.50 per share, expiring on August 1, 2018. The warrants were subject to earlier termination in the event that the Consulting Agreement was terminated prior to September 3, 2015 (Note 4).

On September 4, 2015, pursuant to the 2015 Consulting Agreement with an unrelated party for investor relations services the Company issued non-transferrable warrants to purchase up to 250,000 shares of its common stock at an exercise price of $0.50 per share, expiring on August 1, 2018. The warrants are subject to earlier termination in the event that the 2015 Consulting Agreement is terminated prior to September 4, 2016 (Note 4).

The fair value of the warrants granted was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

	At September 4, 2015	At September 3, 2014
Expected Option Life	3 years	4 years
Risk-Free Interest Rate	1.00%	1.72%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	130%	118%

Options

A summary of options is as follows:

	December 31, 2015	December 31, 2014
Options, beginning	2,600,000	-
Options, granted	3,800,000	2,600,000
Options, forfeited	(100,000)	-
Options, outstanding	6,300,000	2,600,000
Options, exercisable	2,700,000	500,000

The total fair value of options granted during the year ended December 31, 2015 using the Black-Scholes Option pricing model was $509,325 (2014 - $930,023).

At December 31, 2015, the weighted-average exercise price and remaining contractual life of the outstanding options to purchase the shares of the Company’s common stock were $0.34 and 5.62 years, respectively.

Details of options outstanding as at December 31, 2015 are as follows:

Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.10	September 8, 2014	2,500,000	1,000,000
$0.50	December 1, 2014	100,000	100,000
$0.50	March 6, 2015	3,000,000	1,000,000
$0.50	May 1, 2015	500,000	500,000
$0.50	May 1, 2015	100,000	-
$0.50	July 8, 2015	100,000	100,000
		6,300,000	2,700,000

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

On September 8, 2014, the Company granted options to acquire up to 2,500,000 shares of the Company’s common stock to a Director (the “Options”). These Options were issued under the 2014 Plan.  The Options vest at a rate of 500,000 shares per year, beginning September 1, 2014, and have initial exercise price of $0.50 per share. The Options expire 5 years after the vesting date thereof. On December 17, 2015, the Options were repriced to $0.10 in accordance with the provisions under the Stock Option Agreement with the Director.

During the year ended December 31, 2015, the fair value of these Options was $625,285, of which $298,387 was recognized as stock-based compensation during the year ended December 31, 2014 and the remaining $326,898 was recognized during the year ended December 31, 2015 (Notes 3 and 4).

The fair value was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At September 8, 2014
Expected Option Life	5 years
Average Risk-Free Interest Rate	1.98%
Expected Dividend Yield	Nil
Average Expected Stock Price Volatility	118%

On December 1, 2014, the Company granted options to acquire up to 100,000 shares of the Company’s common stock at an initial exercise price of $0.50 per share to the CEO and President of the Subsidiary. These Options were issued under the 2014 Plan. The Options vested on December 1, 2015, and expire on December 1, 2020, subject to certain early termination conditions. During the year ended December 31, 2015, the fair value of these Options was $21,256, of which $2,137 was recognized as stock-based compensation during the year ended December 31, 2014 and the remaining $19,119 was recognized during the year ended December 31, 2015 (Notes 3 and 4).

The fair value was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At December 1, 2014
Expected Option Life	5 years
Risk-Free Interest Rate	1.52%
Expected Dividend Yield	Nil
Average Expected Stock Price Volatility	120%

On March 6, 2015, the Company granted options to acquire up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share to the CEO and a director of the Company. These Options were issued under the 2014 Plan. Options to acquire up to 1,000,000 shares of the Company’s common stock vested on March 23, 2015. The remaining 2,000,000 options vest at a rate of 500,000 shares per year, beginning March 23, 2016. The options expire 5 years after the vesting date. During the year ended December 31, 2015, the fair value of these Options was $414,304, of which $268,103 was recognized as stock-based compensation during the year ended December 31, 2015 and the remaining $145,201 will be recognized in the subsequent period (Notes 3 and 4).

The fair value was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At March 23, 2015
Expected Option Life	5 years
Risk-Free Interest Rate	1.41 - 1.71%
Expected Dividend Yield	Nil
Average Expected Stock Price Volatility	126%

On May 1, 2015, the Company granted options to acquire up to 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share to the former VP of Engineering and a former director of the Company, who continues to be an employee of the Company. These Options were issued under the 2014 Plan. The options vested at the grant date and expire on May 1, 2020. During the year ended December 31, 2015, the Company recorded $63,660 as stock-based compensation associated with the grant of these options (Notes 3 and 4).

The fair value was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At May 1, 2015
Expected Option Life	5 years
Risk-Free Interest Rate	1.71%
Expected Dividend Yield	Nil
Average Expected Stock Price Volatility	126%

On May 1, 2015, the Company granted options to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share to an employee of its Subsidiary. These Options were issued under the 2014 Plan. The options vest on May 5, 2016, and expire on May 5, 2021, subject to certain early termination conditions. During the year ended December 31, 2015, the Company recorded $8,382 as stock-based compensation associated with the grant of these options, which was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At May 1, 2015
Expected Option Life	5 years
Risk-Free Interest Rate	1.71%
Expected Dividend Yield	Nil
Average Expected Stock Price Volatility	126%

On June 1, 2015, the Company granted options to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share to an employee of its Subsidiary. These Options were issued under the 2014 Plan. The options vested at the grant date, and were forfeited at December 31, 2015 in accordance with the termination provisions available under the 2014 Plan. During the year ended December 31, 2015, the Company recorded $9,284 as stock-based compensation associated with the grant of these options, which was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At June 1, 2015
Expected Option Life	5 years
Risk-Free Interest Rate	1.55%
Expected Dividend Yield	Nil
Average Expected Stock Price Volatility	125%

On July 8, 2015, the Company granted options to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share to its employee. These Options were issued under the 2014 Plan. The options vested at the grant date and expire on July 8, 2020, subject to certain early termination conditions. During the year ended December 31, 2015, the Company recorded $9,366 as stock-based compensation associated with the grant of these options, which was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At July 8, 2015
Expected Option Life	5 years
Risk-Free Interest Rate	1.50%
Expected Dividend Yield	Nil
Average Expected Stock Price Volatility	126%

NOTE 12 - INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	December 31, 2015	December 31, 2014
Net loss	$(3,640,097)	$(61,763,070)
Statutory tax rate	35.0%	43.7%
Expected income tax recovery	(1,274,034)	(26,990,462)
Permanent differences	749,661	2,543,068
Change in tax rates	5,359,346	--
Difference in foreign tax rates	31,778	(3,217)
Change in valuation allowance	(4,866,751)	24,450,611
Income tax recovery	$--	$--

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	December 31, 2015	December 31, 2014
Deferred income tax assets
Non-capital losses carried forward	$4,862,000	$4,460,044
Intangible asset	16,115,000	21,383,707
Less: Valuation allowance	(20,977,000)	(25,843,751)
Net deferred income tax assets	$--	$--

At December 31, 2015 and 2014, the Company had a deferred tax asset that related to net operating losses. A full valuation allowance has been established; as management believes it is more likely than not that the deferred tax asset will not be realized.

As at December 31, 2015, the Company has net operating loss carry forwards of approximately $13,900,000 (2014 - $10,200,000) to reduce future federal and state taxable income. These losses expire by 2035.

The Company is not currently subject to any income tax examinations by any tax authority. Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, it was found that the internal controls can be relied upon.

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

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Each of our directors holds office until the earlier of (i) our next annual meeting of our stockholders, (ii) that director’s successor has been elected and qualified, or (iii) that director resigns.  Each of our executive officers is appointed by our Board of Directors and holds office until he resigns or is removed by the Board.

Our management team is listed below:

Name	Position(s)
Anders Aasen	Chief Executive Officer and Director
Rasmus Norling	President, Chief Technical Officer and Director
Joao (John) da Costa	Chief Financial Officer, Treasurer, Corporate Secretary and Director
Mitchell Miller	Senior Vice President of Business Development and Director
Robert Kopple	Chairman and Director

Anders Aasen: Mr. Aasen (49) was appointed as our Chief Executive Officer, and as a member of our Board of Directors, on March 23, 2015. Mr. Aasen has 25 years of maritime experience, of which 24 years include various positions he held at Royal Caribbean Cruises Ltd. (“RCL”). For the past eight years, Mr. Aasen served as Associate Vice President of Global Marine Technical Services at RCL, where he was responsible for technical services for the entire RCL fleet consisting of six different brands with a total of 43 vessels.  Mr. Aasen successfully led RCL’s technical support department and had assembled and led a team of 32 industry specialists in electrical systems, HVAC, power plant, Azipods, LSA, piping and water production systems, galley systems and recreational water facilities. Additionally, Mr. Aasen was responsible for the RCL’s Maintenance Team (riding crew) consisting of 430 global personnel. Mr. Aasen’s past responsibilities at RCL included everything from on board operations, new build and design, and research and development.

Rasmus Norling: Mr. Norling (43) has acted as a member of our Board of Directors since February 6, 2013, as our President since April 16, 2014, and as our Chief Technical Officer since September 9, 2013.  Mr. Norling previously acted as our President from February 6, 2013 to September 9, 2013, and as our Chief Executive Officer from February 6, 2013 to September 9, 2013 and from May 16, 2014 to March 23, 2015.  Prior to joining our Company, Mr. Norling was the Manager of Research and Development of Marine Technical Services at Royal Caribbean International, Ltd., where he had been employed from May 2000 until December 2012. During his employment at Royal Caribbean, Mr. Norling also held positions as Manager of Research and Development of Environmental Technologies, Manager of Research and Development of Energy Optimization, Ship Manager of Marine Operations, and Chief Engineer.

Joao (John) da Costa: Mr. da Costa (51) has been our CFO, Treasurer, Corporate Secretary and a member of our Board of Directors since May 2002. Mr. da Costa previously acted as our Chief Executive Officer and President from February 2006 until May 2012. Mr. da Costa has more than twenty years of experience providing bookkeeping and accounting services to both private and public companies and is the founder and president of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003.  In addition to Triton Emission Solutions Inc., Mr. da Costa currently serves as the CFO, Treasurer and a director of Red Metal Resources Ltd., a company reporting under the Exchange Act and engaged in the business of acquiring and exploring mineral claims.  Mr. da Costa also currently serves as the CFO, Secretary and a director of Kesselrun Resources Ltd., a Canadian reporting company listed on the TSX Venture Exchange. Mr. da Costa is also a director, CFO and Secretary of Turquoise Capital Corp., a Capital Pool Company pursuant to the policies of the TSX Venture Exchange. From August 2006 until December 2011, Mr. da Costa served as the Treasurer of Rock City Energy Corp., an oil and gas exploration company previously reporting under the Exchange Act; and from October 2010 to May 2011, Mr. da Costa served as a director of Live Current Media Inc., a company that operated a number of e-commerce websites that was previously reporting under the Exchange Act.

Mitchell Miller: Mr. Miller (57) has been a member of our Board of Directors since May 11, 2012.  On June 25, 2014, Mr. Miller was appointed Senior Vice President of Business Development. Mr. Miller previously acted as our CEO and President from May 11, 2012 until February 6, 2013. Since November 2007 Mr. Miller has been the principal, founder and the former Chief Executive Officer of H2 Energy Solutions, Inc., a master distributor for Altergy Systems, Inc., a mass producer of hydrogen fuel cells which is an alternative source for electrical energy. His expertise is in the development of distribution markets both domestically and internationally including India, Latin America, the Middle East and Russia. Mr. Miller's marketing and management experience include commercial banking, international business development, marketing, logistics, and franchising.

Robert Kopple: Mr. Kopple (72) was appointed as Chairman of our Board of Directors on September 8, 2014, pursuant to the terms of the Second KF Loan Agreement. Mr. Kopple is an experienced investor, businessman, and lawyer who co-founded the firm Kopple and Klinger in 1992 where he advises and assists clients with complex estate and gift tax issues and issues in the transfer of family wealth and family businesses. Mr. Kopple represents non-citizens and non-residents of the United States in a variety of challenging estate and tax issues.  Prior to co-founding Kopple and Klinger in 1992, Mr. Kopple practiced at a top national law firm in their Los Angeles office.  In addition, Mr. Kopple manages interests in real estate and operating companies. He has provided equity and debt financing for a number of both public and private businesses and serves on the board of directors of several corporations.

Significant Employees

Jeffery Buczek: Mr. Buczek (47) acted as our Vice President of Engineering, and as a member of our Board of Directors, from September 9, 2013 until April 15, 2015. As of April 15, 2015 Mr. Buczek acts as our Product Manager. Mr. Buczek joined the Company after being employed since May 2011 as a Research and Development Engineer and Engineering Project Planner in Global Marine Technical Services for Royal Caribbean International, Ltd. During his employment at Royal Caribbean Mr. Buczek managed and coordinated various aspects of new R&D projects from planning, installation and testing through commissioning and class approval. Before Royal Caribbean Mr. Buczek was employed with Motorola, Inc. as a Lead Design and Development Engineer and Engineering Team Manager and with Ford Motor Company as Mechanical and Robotics Engineer. Mr. Buczek received a Master’s Degree in Mechanical Engineering in 1992 and a Bachelor’s Degree in Mechanical Engineering in 1989 from Penn State University.

Anders Karlsson: We currently employ Mr. Karlsson through our wholly owned subsidiary, Triton Emission Solutions International AB. Mr. Karlsson’s experience encompasses over two decades of working with engine and plant designs and projects in various companies in the energy sector, including project management for large power plants based on steam and gas turbines. Mr. Karlsson received his degree in Engineering with a concentration in Energy Technology from Umea University in 1985.

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC.  Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a).  Based on our review of the copies of such forms received by us, the following persons have, during the fiscal year ended December 31, 2015, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Robert C. Kopple Chairman, Director and Greater than 10% Beneficial Owner	1(1)	4	nil
Jeffrey M. Buczek Vice President of Engineering and Director	1(2)	nil	nil

(1)

Mr. Kopple was late filing a Form 4 reflecting four open market transactions that took place on February 12 and 13 of 2015.

(2)

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

As of December 31, 2015, we did not have a written audit committee charter or similar document and have not adopted any specific policies or procedures for the engagement of non-audit services.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Anders Aasen CEO	2015 2014	209,659 nil	nil nil	nil nil	268,103(1) nil	nil nil	nil nil	nil nil	477,762 nil
Rasmus Norling President and CTO, and former CEO(2)	2015 2014	270,000 99,144	nil nil	nil nil	nil 7,168,224(3)	nil nil	nil nil	nil 157,500(4)	270,000 7,424,868
Mitchell Miller Senior VP of Business Development	2015 2014	270,000 67,500	nil nil	nil nil	nil nil	nil nil	nil nil	nil 180,000(5)	270,000 247,500
John da Costa CFO, Treasurer and Secretary	2015 2014	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	180,000(6) 332,500(7)	180,000 332,500
Jeffery Buczek Former VP Engineering	2015 2014	102,668 35,001	nil nil	nil nil	63,660(8) nil	nil nil	nil nil	nil 105,003(9)	166,328 140,004
Brad Eckenweiler Former CEO	2015 2014	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil 252,000(10)	nil 252,000
James Pakulis Former President	2015 2014	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil 15,000(11)	nil 15,000

(1)

Mr. Aasen was appointed as our Chief Executive Officer on March 23, 2015. Pursuant to his employment agreement, Mr. Aasen is entitled to an annual base salary of $270,000. In addition we granted Mr. Aasen options to acquire up to 3,000,000 shares of our common stock at a price of $0.50 per share, subject to a certain vesting conditions. During the year ended December 31, 2015, we recognized $268,103 as stock-based compensation associated with vested portion of options we issued to Mr. Aasen.

(2)

Mr. Norling resigned as our Chief Executive Officer on March 23, 2015, upon the appointment of Anders Aasen to that position.

(3)

Stock option awards for 2014 represent the value assigned to warrants to acquire up to 10,000,000 shares of our common stock issued pursuant to Mr. Norling’s Management Consulting Agreement.

(4)

$157,500 paid to Mr. Norling during the year ended December 31, 2014 represents management and consulting fees pursuant to Norling Management Consulting Agreement.

(5)

Represents fees paid or accrued to Mr. Miller for management services provided during the fiscal 2014 year under Mr. Miller’s Management Consulting Agreement.

(6)

Represents $157,000 we paid to Da Costa Management Corp., of which John da Costa is the sole director and shareholder, for professional, administrative and accounting services. The remaining $22,500 represents management fees we paid directly to Mr. da Costa pursuant to Mr. da Costa’s Management Consulting Agreement. We terminated the Management Consulting Agreement with Mr. da Costa on March 31, 2015.

(7)

Represents $265,000 we paid to Da Costa Management Corp., of which John da Costa is the sole director and shareholder of, for professional, administrative and accounting services. The remaining $67,500 represents management fees we paid directly to Mr. da Costa pursuant to Mr. da Costa’s Management Consulting Agreement.

(8)

On May 1, 2015, we granted to Mr. Buczek options to purchase up to 500,000 shares of our common stock under our 2014 Stock Option Plan (the “Buczek Options”).  The cost assigned to the Buczek Options during the year ended December 31, 2015, was calculated to be $63,660 using the Black-Scholes option pricing model at the grant date. The options vested at the grant date and expire on May 1, 2020.

(9)

Represents amounts paid or accrued to Mr. Buczek for engineering services.

(10)

Represents cash severance payment of $252,000, which we made to Brad Eckenweiler upon his resignation as our Chief Executive Officer and director on May 16, 2014.

(11)

Represents amounts paid or accrued to Mr. Pakulis for consulting services.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unvested stock awards for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2015.

OPTION AWARDS
Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Vest Date	Option Expiration Date

Anders Aasen(1)	1,000,000	-	$0.50	23-Mar-15	23-Mar-2020
CEO,	-	500,000	$0.50	23-Mar-16	23-Mar-2021
and Director*	-	500,000	$0.50	23-Mar-17	23-Mar-2022
	-	500,000	$0.50	23-Mar-18	23-Mar-2023
	-	500,000	$0.50	23-Mar-19	23-Mar-2024

Rasmus Norling	10,000,000(2)	-	$1.00	10-Mar-14	10-Mar-17
President,
CTO, former CEO,
and Director*

Mitchell Miller	nil	-	-	-	-
Senior VP of
Business Development
and Director

Joao (John) da Costa	nil	-	-	-	-
CFO, Treasurer,
Secretary and Director

Jeff Buczek	500,000(3)	-	-	1-May-15	1-May-2020
Former VP of Engineering and
Director

*  Mr. Norling resigned as our Chief Executive Officer on March 23, 2015, upon the appointment of Anders Aasen to that position.

(1)

Represents options issued to Mr. Aasen under his Employment Agreement, entered into on March 6, 2015 and made effective on March 23, 2015.

(2)

Represents warrants issued to Mr. Norling under his Management Consulting Agreement, entered into on March 10, 2014.

(3)

Represents options issued to Mr. Buczek under his Employment Agreement, entered into on May 1, 2015.

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

Management Consulting Agreements with Joao (John) da Costa

On June 25, 2014, we entered into a three-year management consulting agreement with Joao (John) da Costa, our Chief Financial Officer. Under the terms of his agreement, Mr. da Costa was entitled to a consulting fee of $7,500 per month. During the year ended December 31, 2015, we terminated the management consulting agreement with Mr. da Costa, however, Mr. da Costa agreed to continue to act of our Chief Financial Officer and to provide his services on a month-to-month basis, which services are being included as part of the administrative and consulting fees billed by Da Costa Management Corp. a company of which Mr. da Costa is a sole director and president.

Management Consulting Agreements with Mitchell Reed Miller

On June 25, 2014, we entered into a management consulting agreement with Mitchell Reed Miller, who agreed to act as our Senior Vice President of Business Development for a term of three years, expiring on June 25, 2017. Mr. Miller is entitled to a consulting fee of $22,500 per month. As of October 1, 2014, we began treating Mr. Miller as an employee rather than an independent consultant. Mr. Miller is employed on substantially the same terms as set out in his Management Consulting Agreement, including his gross salary of $22,500 per month.

Employment Agreement with Anders Aasen

On March 6, 2015, we entered into an employment agreement with Anders Aasen, pursuant to which Mr. Aasen agreed to join the Company as our Chief Executive Officer and a director, effective March 23, 2015. Mr. Aasen is entitled to an annual base salary of $270,000 per year beginning March 23, 2015. In addition to the base salary, we granted to Mr. Aasen options (the “Aasen Options”) to purchase up to 3,000,000 restricted shares of our common stock at an initial exercise price of $0.50 per share out of the Company’s 2014 Stock Option Plan. Aasen Options to acquire up to 1,000,000 shares of our common stock vested on March 23, 2015. The remaining Aasen Options vest at a rate of 500,000 shares per year, beginning March 23, 2016. Upon a change-in-control, any options that have not vested will immediately vest and become exercisable.  The Aasen Options will expire 5 years after the vesting date thereof.

Employment Agreement with Jeffrey Buczek

On May 1, 2015, we entered into an employment agreement with Mr. Buczek, our former Vice President of Engineering. Pursuant to the agreement, Mr. Buczek agreed to act as our Product Manager. Mr. Buczek is entitled to an annual base salary of $84,000 per year beginning on May 1, 2015. In addition to the base salary, we granted to Mr. Buczek options to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The Buczek Options vested on May 1, 2015 and expire on May 1, 2020.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our December 31, 2015, fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2).  Compensation paid to directors who were also named executive officers during our December 31, 2015 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert C. Kopple(1)	nil	nil	$326,898	nil	nil	nil	$326,898

(1)

On September 8, 2014, we issued to Mr. Kopple options to purchase up to 2,500,000 shares of our common stock under our 2014 Stock Option Plan (the “Kopple Options”).  The cost assigned to the Kopple Options during the year ended December 31, 2015, was calculated to be $326,898 using the Black-Scholes option pricing model at the grant date.  The Kopple Options vest at a rate of 500,000 shares per year, beginning September 1, 2014, provided that any unvested options will immediately vest and become exercisable upon Mr. Kopple’s resignation, death, incapacity or failure to serve as a director and Chairman of our Board of Directors other than as a result of a removal for cause or a failure to be re-elected resulting from Mr. Kopple’s refusal to stand for re-election or if Mr. Kopple or his affiliates fail to vote their respective shares in favor of Mr. Kopple’s re-election or re-appointment.  The initial exercise price of the Kopple Options is $0.50 per share, but is subject to adjustment in the event that we subsequently issue any shares of our common stock or any options, warrants, convertible instruments or similar instruments at a purchase, exercise or conversion price less than $0.50 per share.  Under our Third KF Loan Agreement, we issued warrants for the purchase of shares of our common stock exercisable at $0.10 per share to KFBV.  Mr. Kopple is the principal of KFBV.  As a result of the issuance of these warrants, the exercise price of the Kopple Options was automatically reduced to $0.10 per share. The Kopple Options expire five years after the vesting date thereof.

Other than the options granted to Mr. Kopple, we do not have any compensation arrangements with Mr. Kopple for acting as a member of our Board or as our Chairman.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following tables set forth certain information concerning the number of shares of our common stock owned beneficially as of April 13, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following tables does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.  As of April 13, 2016, there were 88,170,005 shares of our common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners (more than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Rasmus Norling 2067 Calle Espana Apt. 2 San Juan, Puerto Rico 09011	30,350,000(1)	30.9%
Common Stock	KF Business Ventures, LP 10866 Wilshire Boulevard Suite 1500 Los Angeles, California 90024	53,552,865(2)	40.4%
Common Stock	Kopple Financial, Inc. 10866 Wilshire Boulevard Suite 1500 Los Angeles, California 90024	53,552,865(2)	40.4%
Common Stock	Robert C. Kopple 10866 Wilshire Boulevard, Suite 1500 Los Angeles, California 90024	56,152,565(2)(3)	42.0%
Common Stock	Mitchell R. Miller 103 De Diego Avenue Unit 601 San Juan, PR 00911-3529	20,350,000	23.1%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Anders Aasen Condo Pine Grove Apt A65 Carolina, PR 00979	1,500,000(4)	1.1%
Common Stock	Rasmus Norling 2067 Calle Espana, Apt. 2 San Juan, Puerto Rico 09011	30,350,000(1)	30.9%
Common Stock	John da Costa 810 - 789 Pender Street West Vancouver, BC V6C 1H2	nil	0%
Common Stock	Mitchell Miller 103 De Diego Avenue Unit 601 San Juan, PR 00911-3529	20,350,000	23.1%
Common Stock	Robert Kopple 10866 Wilshire Boulevard, Suite 1500, Los Angeles, California 90024	56,152,565(2)(3)	42.0%
Common Stock	Directors and Executive Officers (as a group)	108,352,565	74.7%

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

(2)

KF Business Ventures, LP (“KFBV”) is the direct beneficial owner of 53,552,865 shares of our common stock.  Kopple Financial, as the sole general partner of KFBV, and Mr. Kopple, as the sole executive officer and sole director of Kopple Financial, are the indirect beneficial owners of our securities held directly by KFBV, with shared voting and dispositive power over those securities.  The shares beneficially owned by KFBV consist of (i) 9,166,667 shares of our common stock held directly by KFBV; (ii) 26,854,546 shares issuable upon the exercise of warrants to purchase shares of our  common stock at a price of $0.10 per share, expiring January 15, 2021 (the First KF Loan Warrants, Second KF Loan Warrants and Third KF Loan Warrants); (iii) warrants to purchase up to 2,531,652 shares of the Issuer’s common stock at a price of $0.10 per share, expiring September 1, 2021 (the First KF Loan Extension Warrants and the Second KF Loan Extension Warrants); and (iv) 15,000,000 shares issuable upon the exercise of conversion rights under the Third KF Loan in the aggregate principal amount of $1,500,000, with principal and interest payable thereon convertible at a price of $0.10, maturing on January 15, 2017.  The number of shares listed as being acquirable by KFBV upon exercise of the conversion rights associated with the Third KF Loan does not include shares issuable upon the conversion of interest as the amount of interest payable will vary depending upon the exercise by KFBV of its conversion rights and the exercise by the Issuer of its prepayment rights, each as provided for under the terms of the Third KF Loan.

(3)

The shares beneficially owned by Mr. Kopple include (i) the shares beneficially owned by KFBV; (ii) 1,599,700 shares beneficially owned by Mr. Kopple as trustee for the E.L. II Properties Trust Dated 7/1/1983, over which Mr. Kopple has sole voting and sole dispositive power;  (iii) options to purchase up to 500,000 shares of our common stock exercisable at a price of $0.10 per share, expiring September 1, 2019; and (iv) options to purchase up to 500,000 shares of our common stock exercisable at a price of $0.10 per share, expiring September 1, 2020.  In addition, Mr. Kopple has been granted options for the purchase of up to 1,500,000 additional shares of our common stock pursuant to the Company’s 2014 Stock Option Plan, which options vest at a rate of 500,000 shares on September 1 of 2016, 2017 and 2018, subject to certain early vesting provisions.  The shares issuable pursuant to these options have not been included in the shares beneficially owned by Mr. Kopple as they are not exercisable within the next 60 days, subject to the triggering of certain early vesting provisions.

(4)

The shares beneficially owned by Mr. Aasen represent options to purchase up to 1,000,000 shares of our common stock exercisable at a price of $0.50 per share, expiring March 23, 2020 and up to 500,000 shares of our common stock exercisable at a price of $0.50 per share, expiring March 23, 2021.  In addition, we granted Mr. Aasen options for the purchase of up to additional 1,500,000 shares of our common stock at an exercise price of $0.50 per share pursuant to the Company’s 2014 Stock Option Plan, which options vest at a rate of 500,000 shares on March 23 of 2017, 2018, and 2019.  The shares issuable pursuant to these options have not been included in the shares beneficially owned by Mr. Aasen as they are not exercisable within the next 60 days, subject to the triggering of certain early vesting provisions.

Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of December 31, 2015, our most recent fiscal year end:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders (1)	16,900,000	$0.74	6,900,000

(1)

Includes options and warrants to purchase up to 10,600,000 shares of our common stock outside of our 2014 Stock Option Plan.

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

A total of 13,200,000 shares of our common stock are available for issuance under the 2014 Plan.  The total number of shares available for issuance under the 2014 Plan may be increase by resolution of the Board, provided that the maximum number of shares that may be optioned and sold under the 2014 Plan does not, at any time, exceed 15% of the outstanding shares of our common stock.

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

Options and Warrants Granted to Consultants Outside of 2014 Plan

As at December 31, 2015, we had the following outstanding options and warrants issued outside of our 2014 Plan to certain consultants and employees in exchange for their services:

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

(2)

On or about September 3, 2014, we issued to an independent investor relations consultant warrants to purchase up to 250,000 shares of our common stock. On or about September 4, 2015, we issued the consultant additional warrants to purchase up to 250,000 shares of our common stock. The warrants are exercisable at $0.50 per share and expire on August 1, 2018.  These warrants are subject to the terms and conditions of our consulting agreement with the warrant holder and contain early termination provisions in the event that the consultant ceases to provide services to us prior to the scheduled expiration date.

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

Transactions with Related Persons

Since January 1, 2015, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Loans from KF Business Ventures, LP

During the year ended December 31, 2015, we entered into the Third KF Loan Agreement with KF Business Ventures, LP (“KFBV”), pursuant to which KFBV agreed to lend us $1,500,000 under the Third KF Loan.  Robert C. Kopple, our Chairman and a member of our Board of Directors, is the principal of KFBV.  As of December 31, 2015, we owed a total of $5,343,748 to KFBV under the terms of the First KF Loan, the Second KF Loan and the Third KF Loan, consisting of the full principal amount of all advances made to that date plus accrued interest thereon.  Subsequent to our year end, KFBV advanced to us an additional $1,200,000 in principal under the terms of the Third KF Loan Agreement, bringing the total principal amount payable to KFBV under the First KF Loan and the Second KF Loan to $5,900,000.  A description of the Third KF Loan as well as the First KF Loan and the Second KF Loan, which we entered into during our fiscal 2014, is provided under Item 7 of this Annual Report on Form 10-K.

Bridge Loans from KF Business Ventures, LP and Rasmus Norling

During the year ended December 31, 2015, we entered into several bridge loan agreements with KF Business Ventures, LP (“KFBV”) and Mr. Rasmus Norling, our President and CTO. Pursuant to the bridge loans, KFBV agreed to lend to us $200,000 and Mr. Norling agreed to lend to us $400,000. The principal amounts accumulate interest at 6% per annum compounded monthly and are due on December 31, 2016, as amended.

Management Services to Da Costa Management Corp.

We pay Da Costa Management Corp. for administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer, Secretary and a member of our Board of Directors is the principal of Da Costa Management Corp. During the year ended December 31, 2015, we paid to Da Costa Management $157,500 for services provided by them.  This amounts has been included in the Summary Compensation Table included under Item 11 of this Annual Report on Form 10-K. As of December 31, 2015, we were indebted to Da Costa Management Corp. in the amount of $703 for unpaid fees (2014 - $703).

Anders Aasen

As at December 31, 2015, we were indebted to Anders Aasen, our Chief Executive Officer and a member of our Board of Directors, in the amount of $10,490.  This amount consists of reimbursable expenses Mr. Aasen incurred which were associated with regular business expenses paid by Mr. Aasen on behalf of the Company.

Rasmus Norling

As at December 31, 2015, we were indebted to Rasmus Norling, our President, Chief Technical Officer and a member of our Board of Directors, in the amount of $14,798.  This amount consists of reimbursable expenses Mr. Norling incurred while working on the LMS Project which were associated with regular business expenses paid by Mr. Norling on behalf of the Company.

Jeffrey Buczek

As at December 31, 2015, we were indebted to Jeffrey Buczek, our former VP of Engineering and a former member of our Board of Directors, in the amount of $195 (2014 - $12,298).  This amount consists of reimbursable expenses Mr. Buczek incurred while working on the LMS Project which were associated with regular business expenses paid by Mr. Buczek on behalf of the Company.

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

2015 - $61,880 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2014 - $53,067 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Triton Emission Solutions’ financial statements and are not reported in the preceding paragraph:

2015 - $0 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2014 - $0 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015 - $2,500 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2014 - $2,625 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015 - $0- Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2014 - $0- Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Approval Policies and Procedures

We do not have a separately standing audit committee.  As such, our entire board of directors acts as our audit committee.  Our Board of Directors annually reviews the qualifications of our principal accountant and approves their engagement as our principal accountant prior to their engagement.  All of the non-audit services provided by our principal accountant were either pre-approved by our Board of Directors prior to engagement of the principal accountant for those services, or were approved by our Board of Directors prior to completion of their audit of our annual financial statements.  Fees paid for non-audit services in 2015 and 2014 constituted less than 5% of total fees paid to our principal accountants in those years.

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

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.3	Certificate of Amendment to Certificate of Incorporation - Name Change to Poly Shield Technologies Inc.(7)
3.4	Certificate of Amendment to Certificate of Incorporation - Name Change to Triton Emission Solutions Inc.(29)
3.5	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(3)

Exhibit Number	Description of Exhibit
10.4	Technology License Agreement with Option to Purchase dated March 12, 2012, between the Company, Teak Shield Corp., and Robert and Marion Diefendorf. (4)
10.5	Loan Agreement dated April 19, 2012, between GlobeTrac Inc. and Acamar Investments Inc.(4)
10.6	Acamar Promissory Note dated April 19, 2012, given the Company in favor of Acamar Investments, Inc.(4)
10.7	Security Agreement dated April 19, 2012, granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(4)
10.8	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(5)
10.9	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(5)
10.10	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(5)
10.11	Extension letter dated October 17, 2012, from Acamar Investments, Inc. (7)
10.12	Amendment No. 1 to Loan Agreement and Promissory Note dated November 16, 2012, between the Company and Acamar Investments, Inc.(8)
10.13	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012. (9)
10.14	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.15	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.16	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.17	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.18	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.19	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS. (11)
10.20	Share Purchase Agreement dated April 8, 2013, between J. Douglas Faulkner and Poly Shield Technologies Inc.(12)
10.21	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(13)
10.22	Purchase and sale Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc. (14)
10.23	Divestiture and Share Purchase Agreement amongst Octavio Viveros, New World Technologies Group, Inc., and Poly Shield Technologies Inc. dated effective as of December 2, 2013. (15)
10.24	Addendum to December 1, 2012 Employment Agreement, dated effective as of December 30, 2013. (16)
10.25	Letter Agreement dated January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (17)
10.26	Loan Agreement dated as of January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (18)
10.27	Addendum No. 2 to December 1, 2012 Employment Agreement, dated effective as of February 28, 2014. (19)
10.28	Technology Transfer Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (20)
10.29	Management Consulting Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (20)
10.30	Amendment No. 1 to Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated effective as of March 10, 2014. (20)
10.31	Purchase and Services Agreement between Magical Cruise Company, Limited and Poly Shield Technologies Inc. dated effective as of April 15, 2014.(21)

Exhibit Number	Description of Exhibit
10.32	Loan Agreement and Promissory Note dated April 17, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc. (22)
10.33	Loan Agreement and Promissory Note dated May 22, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc. (22)
10.34	Loan Agreement and Promissory Note dated June 30, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc. (22)
10.35	Amended and Restated Technology License Agreement among Poly Shield Technologies Inc., Teak Shield Corp., Marion Diefendorf and the Estate of Robert Diefendorf entered into on June 24, 2014. (22)
10.36	Management Consulting Agreement between Joao da Costa and Poly Shield Technologies Inc. dated effective as of June 25, 2014. (23)
10.37	Management Consulting Agreement between Mitchell Reed Miller and Poly Shield Technologies Inc. dated effective as of June 25, 2014. (23)
10.38	Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated July 28, 2014. (24)
10.39	Management Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 3, 2014. (25)
10.40	Amendment No. 2 to that Loan Agreement dated January 15, 2014 between the Triton Emission Solutions Inc. and KF Business Ventures LP dated effective July 29, 2014.(26)
10.41	2014 Stock Option Plan(26)
10.42	Non-Qualified Stock Option Agreement for Robert C. Kopple dated September 8, 2014(26)
10.43	Amendment No. 1 to Sales and Purchase Agreement dated as of January 12, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.(27)
10.44	Employment Agreement dated March 6, 2015, and effective as of March 23, 2015, between Anders Aasen and Triton Emission Solutions Inc.(28)
10.45	Loan Agreement dated July 28, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(30)
10.46	Loan Agreement dated August 31, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and KF Business Ventures LP.(31)
10.47	Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 4, 2015.(32)
10.48	Amendment No. 2 to Sales and Purchase Agreement dated as of November 5, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.
10.49	Loan Agreement dated November 6, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(33)
10.50	Amendment to Sales and Purchase Agreement dated as of December 1, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.
10.51	Letter Agreement dated December 17, 2015 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(34)
10.52	Loan Agreement dated January 8, 2016 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(35)
10.53

Amendment Agreement to those loan agreements dated as of January 15, 2014, July 28, 2014, and August 31, 2015 between Triton Emission Solutions Inc. and KF Business Ventures, LP dated January 8, 2016.(35)

10.54	Amendment Agreement to those loan agreements dated July 28, 2015 and November 6, 2015 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling dated January 8, 2016.(35)
14.1	Code of Ethics(2)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

(34)

Filed as an exhibit to our Current Report on Form 8-K filed on December 23, 2015.

(35)

Filed as an exhibit to our Current Report on Form 8-K filed on February 1, 2016.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Triton Emission Solutions Inc. has caused this report to be signed on their behalf by the undersigned duly authorized persons.

TRITON EMISSION SOLUTIONS INC.

By:	/s/ Anders Aasen
Name:	Anders Aasen
Title:	Chief Executive Officer
Dated:	April 14, 2016

By:	/s/ John da Costa
Name:	John da Costa
Title:	Chief Financial Officer
Dated:	April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Triton Emission Solutions Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Anders Aasen Anders Aasen	Chief Executive Officer, (Principal Executive Officer) and Member of the Board of Directors	April 14, 2016

/s/ Rasmus Norling Rasmus Norling	Chief Technical Officer, President and Member of the Board of Directors	April 14, 2016

/s/ John da Costa John da Costa	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer) Corporate Secretary, Treasurer and Member of the Board of Directors	April 14, 2016

/s/ Mitchell R. Miller Mitchell R. Miller	Senior Vice President of the Business Development and Member of the Board of Directors	April 14, 2016

/s/ Robert C. Kopple Robert C. Kopple	Chairman and Member of the Board of Directors	April 14, 2016