Form 10-Q
period 2016-03-31
Triton Emission Solutions Inc.
filed 2016-05-16
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 13, 2016, the Registrant had 88,170,005 shares of common stock outstanding.

-i-

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

Unless the context otherwise requires, all references in this report to “Triton,” “the Company,” “we,” “us,” or “our” are to Triton Emission Solutions Inc., collectively with its subsidiaries Ecolutions, Inc., and Triton Emission Solutions International AB.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	March 31, 2016	December 31, 2015
	(Unaudited)

ASSETS

Current assets
Cash	$337,124	$112,138
Accounts receivable	6,100	27,111
Prepaids	63,258	46,776
Loan receivable	300,000	1,200,000
Work in progress	529,221	559,789
	1,235,703	1,945,814

Equipment	29,937	32,578
	$1,265,640	$1,978,392

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$132,471	$112,449
Accrued liabilities	62,292	75,304
Wages payable	6,902	30,467
Unearned revenue	2,075,000	2,075,000
Notes and advances payable	941,728	1,063,420
Due to related parties	27,684	40,486
Derivative liabilities - warrants	376,988	945,962
Derivative liability - conversion feature	1,721,132	2,335,498
Loans payable	2,533,648	-
	7,877,845	6,678,586

Long-term loans	-	2,003,049
Total liabilities	7,877,845	8,681,635

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 88,170,005 issued and outstanding at March 31, 2016 (December 31, 2015 - 88,145,005)	88,170	88,145
Obligation to issue shares	46,410	46,410
Additional paid in capital	63,164,417	63,045,602
Accumulated deficit	(69,918,172)	(69,890,583)
Accumulated other comprehensive income	6,970	7,183
	(6,612,205)	(6,703,243)
	$1,265,640	$1,978,392

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three months ended March 31,
	2016	2015

Consulting revenue	$22,006	$13,467
Royalty revenue	-	1,692
Total revenues	22,006	15,159

Amortization	2,641	2,052
General and administrative expenses	559,376	462,419
Research and development	8,734	44,899
Loss before other items	(548,745)	(494,211)

Other items
Accretion expense	(527,179)	(3,965)
Change in fair value of derivative liabilities	1,183,340	808,460
Interest	(17,415)	(9,329)
Stock-based compensation	(117,590)	(275,921)

Net income (loss)	(27,589)	25,034

Foreign exchange translation	(213)	(1,826)
Comprehensive income (loss)	$(27,802)	$23,208

Net income (loss) per share - basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding - basic	88,152,423	88,095,005
Weighted average number of shares outstanding - diluted	88,152,423	88,355,531

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

						Accumulated
	Common shares		Obligation	Additional		Other
	Number of		to Issue	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Capital	Deficit	Income / (Loss)	Total

Balance at December 31, 2014	88,095,005	$88,095	$46,410	$62,324,449	$(66,250,486)	$11,446	$(3,780,086)

Fair value of stock-based compensation	-	-	-	275,921	-	-	275,921
Net income for the period ended March 31, 2015	-	-	-	-	25,034	-	25,034
Translation to reporting currency	-	-	-	-	-	(1,826)	(1,826)

Balance at March 31, 2015	88,095,005	88,095	46,410	62,600,370	(66,225,452)	9,620	(3,480,957)

Fair value of stock-based compensation	-	-	-	428,619	-	-	428,619
Fair value of warrants issued for investor relation services	-	-	-	12,163	-	-	12,163
Shares issued for investor relation services	50,000	50	-	4,450	-	-	4,500
Net loss for the period ended December 31, 2015	-	-	-	-	(3,665,131)	-	(3,665,131)
Translation to reporting currency	-	-	-	-	-	(2,437)	(2,437)

Balance at December 31, 2015	88,145,005	88,145	46,410	63,045,602	(69,890,583)	7,183	(6,703,243)

Fair value of stock-based compensation	-	-	-	117,590	-	-	117,590
Shares issued for investor relation services	25,000	25	-	1,225	-	-	1,250
Net loss for the period ended March 31, 2016	-	-	-	-	(27,589)	-	(27,589)
Translation to reporting currency	-	-	-	-	-	(213)	(213)

Balance at March 31, 2016	88,170,005	$88,170	$46,410	$63,164,417	$(69,918,172)	$6,970	$(6,612,205)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows used in operating activities

Net income (loss)	$(27,589)	$25,034

Non-cash items
Accretion expense	527,179	3,965
Amortization	2,641	2,052
Interest expense	3,420	4,839
Foreign exchange loss (gain)	14,313	(27,663)
Gain on change in fair value of derivative liability	(1,183,340)	(808,460)
Investor relations fees, non-cash	1,250	-
Stock-based compensation	117,590	275,921

Changes in operating assets and liabilities
Accounts receivable	21,157	(6,351)
Prepaids	(16,418)	10,681
Work in progress	30,528	(113,375)
Accounts payable	15,541	(31,932)
Accrued liabilities	(13,049)	33,384
Wages payable	(23,853)	(37,201)
Due to related parties	(12,784)	(6,764)
Accrued interest	13,995	4,490
Net cash used in operating activities	(529,419)	(671,380)

Cash flows from financing activities
Long-term loan	900,000	900,000
Repayment of notes payable	(150,000)	-
Net cash provided by financing activities	750,000	900,000

Effects of foreign currency exchange	4,405	(1,826)

Net increase in cash	224,986	226,794
Cash, beginning	112,138	560,144
Cash, ending	$337,124	$786,938

Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

Basis of presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  For further information, these unaudited interim consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015, included in the Company’s report on Form 10-K.

Reclassifications

Certain prior period amounts in the accompanying unaudited consolidated interim financial statements have been reclassified to conform to the current period’s presentation.  These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

During the period ended March 31, 2016, the Company adopted ASU 2015-03 Guidance on Presentation of Debt Issuance Costs issued by the Financial Accounting Standards Board (“FASB”) and started recognizing financing costs associated with loans received as a direct deduction from the face amount of the loans.  The amortization of the financing costs is being reported as interest expense. The Company reclassified its prior period balances to conform to the current period’s presentation.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties and KF Business Ventures loans (Notes 4 and 5), at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Due to a company controlled by the Chief Financial Officer (“CFO”)	$703	$703
Due to the Chief Executive Officer (“CEO”)	11,988	10,490
Due to the President and Chief Technical Officer (“CTO”)	14,798	14,798
Due to the former Vice President (“VP”) of Engineering	195	195
Due to the CEO and President of Subsidiary	--	14,300
Due to related parties	$27,684	$40,486

Amounts are unsecured, due on demand and bear no interest.

The Company incurred the following expenses with related parties:

	March 31, 2016	March 31, 2015
Salary paid to the CEO	$67,500	$7,159
Fair value of options issued to the CEO (Note 6)	35,093	156,971
Administrative fees incurred to a company controlled by the CFO	45,000	22,500
Management fees incurred to the CFO	--	22,500
Salary paid to the President and CTO	67,500	67,500
Fair value of options issued to a Director and Chairman (Note 6)	79,371	114,098
Salary paid to the Senior VP of Business Development	67,500	67,500
Salary paid to the former VP of Engineering	21,000	35,001
Salary paid to the President and CEO of the Subsidiary	26,105	27,882
Fair value of options issued to the President and CEO of the Subsidiary (Note 7)	--	4,852
Total transactions with related parties	$409,069	$525,963

NOTE 3 - EQUIPMENT

Amortization schedule for the equipment:

	March 31, 2016	December 31, 2015
Beginning of period	$32,578	$31,093
Additions	--	11,354
Amortization	(2,641)	(9,869)
End of period	$29,937	$32,578

The equipment consists of testing and laboratory tools and machinery, which is amortized on a straight-line basis over its useful life of five years.

NOTE 4 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans outstanding as at March 31, 2016 and December 31, 2015:

As at March 31, 2016
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$10,810	$37,810
49,500	7%	22,920	72,420
146,481	6%	37,879	184,360
26,942	0%	--	26,942
600,000	6%	20,196	620,196
$849,923		$91,805	$941,728

As at December 31, 2015
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$10,068	$37,068
49,500	7%	21,674	71,174
137,283	6%	32,948	170,231
173,911	0%	--	173,911
600,000	6%	11,036	611,036
$987,694		$75,726	$1,063,420

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

During the three month period ended March 31, 2016, the Company repaid an additional $150,000. The repayments were applied to non-interest bearing loans only.  Subsequent to March 31, 2016, further $50,000 was repaid.

As at March 31, 2016
	Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
Quarry Capital Loan*	$146,481	6%	$37,879	$184,360
Tradex Capital Loan*	11,942	0%	--	11,942
	$158,423		$37,879	$196,302
*The carrying value of these loans are denoted in Canadian dollars and are translated into US dollars at the end of each reporting period.

As at December 31, 2015
	Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
Quarry Capital Loan	$33,000	0%	$--	$33,000
Quarry Capital Loan*	137,283	6%	32,949	170,232
Tradex Capital Loan	15,000	0%	--	15,000
Tradex Capital Loan*	110,910	0%	--	110,910
	$296,193		$32,949	$329,142
*The carrying value of these loans are denoted in Canadian dollars and are translated into US dollars at the end of each reporting period.

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

During the three month period ended March 31, 2016, the Company recorded $6,102 in interest expense associated with the Norling Loans (2015 - $Nil). As at March 31, 2016, the Company owed $413,096 (2015 - $406,995) under the Norling Loans.

KF Business Ventures Bridge Loan

On August 31, 2015, the Company entered into a bridge loan agreement with KF Business Ventures, LP (“KFBV”), a company controlled by a director of the Company, whereby KFBV agreed to lend to the Company $200,000 in exchange for an unsecured promissory note (the “KFBV Bridge Loan”).

The loan has an effective interest rate of 6%, and is due December 31, 2016.

During the three month period ended March 31, 2016, the Company recorded $3,059 in interest expense associated with the KFBV Bridge Loan (2015 - $Nil). As at March 31, 2016, the Company owed $207,100 (2015 - $204,041) under the KFBV Bridge Loan.

NOTE 5 - KFBV LOANS AND DERIVATIVE LIABILITY

First KF Business Ventures Loan Agreement

On January 15, 2014, the Company entered into a binding letter agreement with KF Business Ventures, LP (“KFBV”), a company controlled by a director of the Company (the “Lender”), which was superseded by the formal definitive loan agreement signed on February 11, 2014, and further amended on March 10, 2014, September 8, 2014, and on December 17, 2015 (the “First KF Loan Agreement”). Under the First KF Loan Agreement the Lender agreed to lend to the Company up to $2,000,000 in four equal installments of $500,000 each (the “First KF Loan”). Pursuant to the First KF Loan Agreement (as amended on March 10, 2014) the principal and interest were to become payable in 18 equal monthly installments commencing on January 1, 2015, with the  Company having the right to prepay the First KF Loan at any time in increments of not less than $250,000.  The First KF Loan is unsecured and has effective interest rate of 1,130%, which was due primarily to the recording of non-cash accretion interest.

In consideration for the First KF Loan Agreement, as amended on March 10, 2014 (the “March Amendment”), the Company issued to the Lender non-transferrable share purchase warrants to purchase a total of 6,904,546 shares exercisable at a price of $1.00 per share (the “First KF Warrants”) (Note 6). Warrants for 2,450,000 shares had an original expiry date of January 15, 2015, and warrants for 4,454,546 shares had an original expiry date of January 15, 2018. At the discretion of the Lender the First KF Warrants for up to 3,452,273 shares of common stock could have been acquired by way of a cashless exercise.

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

On September 8, 2014, the Company entered into a Second Amendment Agreement (the “September Amendment”) to extend the maturity of the First KF Loan to January 15, 2016, and replace 18 equal monthly installments with a one-time payment of principal and accrued interest. Furthermore, the Company was given an option to further extend the repayment of the First KF Loan to January 15, 2017 by issuing additional share purchase warrants (the “First Extension Warrants”) equal to one-half of the outstanding principal and unpaid interest as at January 15, 2016. The Extension Warrants were to have an initial exercise price of $0.50 per share expiring on September 1, 2021.

As consideration for the September Amendment, the Company issued to the Lender additional warrants for the purchase of up to 2,350,000 shares (the “September Warrants”), with an initial exercise price of $0.50 per share and expiring on January 15, 2019, with cashless exercise rights for up to 1,175,000 shares. In addition, the Company agreed to decrease the exercise price for the First KF Warrants (the “Amended Warrants”) from $1.00 per share to $0.50 per share and extend the expiration date of warrants for up to 2,450,000 shares of the Company’s common stock from January 15, 2015 to January 15, 2016. The September Warrants also included the Down-Round Provision (Note 6).

The incremental increase in the fair value of the Amended Warrants and the fair value of the September Warrants was determined to be $970,893 and was recorded as a financing cost during the year ended December 31, 2014.

On December 17, 2015 (the “December Amendment Date”), as part of the second definitive Letter Agreement with KFBV (the “Second KF Letter Agreement”), which was superseded by a formal Loan Agreement dated January 8, 2016, the Company agreed to decrease the exercise price for Amended Warrants and September Warrants from $0.50 per share to $0.10 per share and extend the expiration date of warrants to January 15, 2021. In addition, the Company exercised its option to extend the maturity of the First KF Loan to January 15, 2017 by issuing the Lender 1,194,332 First Extension Warrants, being an equivalent to one-half of the outstanding principal and unpaid interest on the First KF Loan as at January 15, 2016. First Extension Warrants have an initial exercise price of $0.10 per share expiring on September 1, 2021.

The incremental increase in the fair value of the Amended Warrants and September Warrants and the fair value of the First Extension Warrants was determined to be $167,706 and has been recorded as a financing cost during the year ended December 31, 2015.

During the three month period ended March 31, 2016, the Company recognized accretion expense of $239,079 (March 31, 2015 - $3,504).

At March 31, 2016, the fair value of the derivative liabilities associated with the warrants issued pursuant to the First KF Loan Agreement was $129,442 (December 31, 2015 - $296,033).

At March 31, 2016 and December 31, 2015 the fair values of Amended Warrants, September Warrants, and First Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At March 31, 2016	At December 31, 2015
Expected Warrant Life	4.8 - 5.42 years	5 - 5.71 years
Risk-Free Interest Rate	1.26%	1.73%-1.76%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	32-60%	32-60%

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

On December 17, 2015, as part of the Second KF Letter Agreement, which was superseded by a formal Loan Agreement dated January 8, 2016, the Company agreed to decrease the exercise price for the Second KF Warrants from $0.50 per share to $0.10 per share and extend the expiration date of these warrants to January 15, 2021. The Second KF Warrants included a down-round provision whereby the exercise price of the Second KF Warrants could have been adjusted to the lowest offering price of any options, warrants or shares issued subsequent to the issuance of the Second KF Warrants.  In addition, the Company exercised its option to extend the maturity of the Second KF Loan to January 15, 2017 by issuing the Lender 1,337,320 Second Extension Warrants, being an equivalent to one-half of the outstanding principal and unpaid interest as at January 15, 2016. Second Extension Warrants have an initial exercise price of $0.10 per share expiring on September 1, 2021.

The incremental increase in the fair value of the Second KF Warrants and the fair value of the Second Extension Warrants was determined to be $83,656 and has been recorded as a financing cost during the year ended December 31, 2015.

During the three month period ended March 31, 2016, the Company recognized accretion expense of $288,053 (March 31, 2015 - $461).

At March 31, 2016, the fair value of the derivative liabilities associated with the Second KF Warrants and the Second Extension Warrants was $121,626 (December 31, 2015 - $375,369).

At March 31, 2016 and December 31, 2015, the fair values of the Second KF Warrants and Second Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At March 31, 2016	At December 31, 2015
Expected Warrant Life	4.8 - 5.42 years	5.05 - 5.71 years
Risk-Free Interest Rate	1.26%	1.73% - 1.76%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	15% - 60%	15% - 60%

Third KF Business Ventures Loan Agreement

On December 17, 2015, the Company entered into a Second KF Letter Agreement with the Lender, which was ratified by the formal definitive loan agreement signed on January 8, 2016 (the “Third KF Loan Agreement”). Under the Third KF Loan Agreement, the Lender agreed to lend to the Company $1,500,000 (the “Third KF Loan”), to be advanced in five equal installments of $300,000 each, commencing on execution of the Second KF Letter Agreement, and on the first day of each consecutive calendar month thereafter until fully advanced.

As of March 31, 2016, the Company received $1,200,000 under the Third KF Loan Agreement; the remaining $300,000 was recorded as a loan receivable and was received subsequent to March 31, 2016.

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

In consideration for the Third KF Loan Agreement, the Company issued to the Lender non-transferrable share purchase warrants for a total of 8,000,000 shares of the Company’s common stock, exercisable at a price of $0.10 per share for a period expiring January 15, 2021 (the “Third KF Warrants”). At the discretion of the Lender the Third KF Warrants for up to 4,000,000 shares of common stock can be acquired by way of a cashless exercise (Note 6). The Down-Round Provision is included in the Third KF Warrants.

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

During the three month period ended March 31, 2016, the Company recognized accretion expense of $47 (2015 - $Nil).

At March 31, 2016, the fair value of the derivative liability associated with the Third KF Warrants and the Third KF Loan Conversion Feature was $125,920 (2015 - $274,560) and $1,721,132 (2015 - $2,335,498), respectively.

The fair value of the Third KF Warrants was calculated using the Binomial Lattice model at the grant date, and was revalued at the reporting dates using the following assumptions:

	At March 31, 2016	At December 31, 2015
Expected Warrant Life	4.80 years	5.05 years
Risk-Free Interest Rate	1.26%	1.76%
Expected Dividend Yield	Nil	Nil
Average Expected Stock Price Volatility	60%	60%

The fair value of the Third KF Loan Conversion Feature was calculated using the Binomial Lattice model at the grant date, and was revalued at the reporting dates using the following assumptions:

	At March 31, 2016	At December 31, 2015
Expected Life	0.79 years	1.04 years
Risk-Free Interest Rate	0.59%	0.65%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	57%	57%

Summary of the Loans Payable

A summary of the discounted carrying value, deferred financing costs, accumulated accrued interest, and principal of the loans payable is as follows:

As at March 31, 2016
	Discounted Carrying Value	Principal Outstanding	Accumulated Accrued Interest	Total
First KF Loan Payable	$ 1,543,169	$ 2,000,000	$ 438,743	$ 2,438,763
Second KF Loan Payable	1,001,329	2,400,000	330,712	2,730,712
Third KF Loan Payable*	48	1,500,000	22,681	1,522,681
	2,544,546	5,900,000	792,136	6,692,136
Deferred Financing Costs	(10,898)	--	--	-
	$ 2,533,648	$ 5,900,000	$ 792,136	$ 6,692,136
* As at March 31, 2016, $300,000 in principal under the Third KF Loan remained receivable.

As at December 31, 2015
	Discounted Carrying Value	Principal Outstanding	Accumulated Accrued Interest	Total
First KF Loan Payable	$ 1,304,090	$ 2,000,000	$ 378,897	$ 2,378,897
Second KF Loan Payable	713,276	2,400,000	263,700	2,663,700
Third KF Loan Payable*	2	1,500,000	1,151	1,501,151
	2,017,368	5,900,000	643,748	6,543,748
Deferred Financing Costs	(14,319)	-	-	-
	$ 2,003,049	$ 5,900,000	$ 643,748	$ 6,543,748
* As at December 31, 2015, $1,200,000 in principal under the Third KF Loan remained receivable.

Summary of the Derivative Liability - Conversion Feature

A summary of the derivative liabilities associated with the Conversion Feature under the Third KF Loan Agreement is as follows:

As at March 31, 2016
	Fair Value at December 31, 2015	Incremental Increase in Fair Value for Issuance	Change on Revaluation at Reporting Date	Fair value at March 31, 2016
Third KF Loan Conversion Feature	$ 2,335,498	$ Nil	$ (614,366)	$ 1,721,132

As at December 31, 2015
	Fair Value at December 31, 2014	Incremental Increase in Fair Value for Issuance	Change on Revaluation at Reporting Date	Fair Value at December 31, 2015
Third KF Loan Conversion Feature	$ Nil	$990,239	$ 1,345,259	$ 2,335,498

Summary of the Derivative Liabilities - Warrants

A summary of the derivative liabilities associated with the warrants under the KF Loan Agreements and their amendments is as follows:

As at March 31, 2016
	Fair Value at December 31, 2015	Incremental Increase in Fair Value for Modification / Issuance	Change on Revaluation at Reporting Date	Fair Value at March 31, 2016
9,254,546 warrants (Amended Warrants and September Warrants)	$ 253,944	$ Nil	$ (143,445)	$ 110,499
1,194,332 warrants (First Extension Warrants)	42,089	Nil	(23,146)	18,943
9,600,000 warrants (Second KF Warrants)	329,472	Nil	(229,056)	100,416
1,337,320 warrants (Second Extension Warrants)	45,897	Nil	(24,687)	21,210
8,000,000 warrants (Third KF Warrants)	274,560	Nil	(148,640)	125,920
Total	$ 945,962	$ Nil	$ (568,974)	$ 376,988

As at December 31, 2015
	Fair value at December 31, 2014	Incremental Increase in Fair Value for Modification / Issuance	Change on Revaluation at Reporting Date	Fair Value at December 31, 2015
9,254,546 warrants (Amended Warrants and September Warrants)	$ 1,203,944	$ 91,603	$ (1,041,603)	$ 253,944
1,194,332 warrants (First Extension Warrants)	--	76,103	(34,014)	42,089
9,600,000 warrants (Second KF Warrants)	1,787,241	(1,558)	(1,456,211)	329,472
1,337,320 warrants (Second Extension Warrants)	--	85,214	(39,317)	45,897
8,000,000 warrants (Third KF Warrants)	--	509,760	(235,200)	274,560
Total	$ 2,991,185	$ 761,122	$ (2,806,345)	$ 945,962

KF Business Ventures, Deferred Financing Costs

The Company recorded $50,538 (December 31, 2015 - $50,538) in legal fees associated with securing the KFBV Loans. These fees are amortized over the remaining life of the loans; as of March 31, 2016, the Company recorded $3,420 (March 31, 2015 - $4,839) in interest expense associated with the amortization of these legal fees. During the period ended March 31, 2016, the Company started recognizing the deferred financing costs related to the loans as a direct deduction from the face amount of the loans.

NOTE 6 - SHARE CAPITAL

On March 4, 2016, pursuant to the Consulting Agreement with an unrelated party for investor relations services dated for reference September 4, 2015, the Company issued to the Consultant 25,000 shares of its common stock with a fair value of $1,250.

As of March 31, 2016, the Company has reserved further 25,000 shares of its common stock for issuance on June 4, 2016.

Warrants

A continuity schedule of warrants is as follows:

	March 31, 2016	December 31, 2015
Warrants, beginning	39,886,198	29,104,546
Warrants, issued	--	10,781,652
Warrants, outstanding	39,886,198	39,886,198

Details of warrants outstanding as at March 31, 2016 are as follows:

Exercise price	Expiry date	Number of warrants outstanding
$1.00	March 10, 2017	10,000,000
$0.50	August 1, 2018	500,000
$0.10	January 15, 2021	26,854,546
$0.10	September 1, 2021	2,531,652
		39,886,198

At March 31, 2016, the weighted-average exercise price and remaining contractual life of the outstanding share purchase warrants were $0.33 and 3.84 years, respectively.

Options

A summary of options is as follows:

	March 31, 2016	December 31, 2015
Options, beginning	6,300,000	2,600,000
Options, granted	--	3,800,000
Options, forfeited	--	(100,000)
Options, outstanding	6,300,000	6,300,000
Options, exercisable	3,200,000	2,700,000

During the three month period ended March 31, 2016, the Company did not grant any options.

At March 31, 2016, the weighted-average exercise price and remaining contractual life of the outstanding options to purchase the shares of the Company’s common stock were $0.34 and 5.40 years, respectively.

Details of options outstanding as at March 31, 2016 are as follows:

Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.10	September 8, 2014	2,500,000	1,000,000
$0.50	December 1, 2014	100,000	100,000
$0.50	March 6, 2015	3,000,000	1,500,000
$0.50	May 1, 2015	500,000	500,000
$0.50	May 1, 2015	100,000	--
$0.50	July 8, 2015	100,000	100,000
		6,300,000	3,200,000

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

On September 8, 2014, the Company granted options to acquire up to 2,500,000 shares of the Company’s common stock to a Director (the “Options”). These Options were issued under the 2014 Plan.  The Options vest at a rate of 500,000 shares per year, beginning September 1, 2014, and had initial exercise price of $0.50 per share. The Options expire 5 years after the vesting date thereof. On December 17, 2015, the Options were repriced to $0.10 in accordance with the provisions under the Stock Option Agreement with the Director.

During the three month period ended March 31, 2016, the fair value of these Options was $953,885, of which $79,371 was recognized as stock-based compensation during the period ended March 31, 2016 (2015 - $114,098).

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

During the three month period ended March 31, 2016, the fair value of these Options was $413,944, of which $35,093 was recognized as stock-based compensation during the period ended March 31, 2016 (2015 - $156,971).

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

During the three month period ended March 31, 2016, the fair value of these Options was $12,711, of which $3,126 was recognized as stock-based compensation during the period ended March 31, 2016 (2015 - $Nil).

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

The forward-looking statements in this Quarterly Report on Form 10-Q for the interim period ended March 31, 2016, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Currently our main efforts are directed towards research, development and marketing of our Njord Exhaust Gas Scrubber System (the “Njord System”).  The main purpose and goal of the Njord System is to clean the exhaust gases from excess sulfur following the internal combustion process within a ship's engine.

The Njord System is the latest addition to our emission control solutions, which can be used as a standalone system installed inside a ship’s funnel or in conjunction with our DSOX Fuel Purification System (the “DSOX-20” or “DSOX System”).  Its fairly small size and capability of working in both open and closed loop modes makes the system versatile for installation on new builds as well as for retrofitting existing vessels. Its unique design does not require the addition of any chemicals and results in minimal back pressure, allowing for an extended longevity of a ships’ engine.

In addition to the Njord System we continue working on the improvement of our DSOX System, a patent pending pre-combustion de-sulfurization technology which was designed to remove alkali metals, such as sulfur and sodium, from heavy marine fuel. The DSOX-20 is based on our patent pending Bio Scrubber platform, integrating it with additional new proprietary technologies that we acquired from Mr. Norling, our President and Chief Technical Officer (“CTO”), in March 2014.

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the United States Securities and Exchange Commission (the “SEC”) on April 14, 2016.

Update on Current Projects

Magical Cruise Company, Limited (the “DCL Project”)

We installed a DSOX 20 onboard a DCL vessel in 2015. As of the date of this Quarterly Report on Form 10-Q we are working on creating a step by step test plan to complete the testing and certification process onboard the vessel to ensure that  the installed DSOX System meets current MEPC Standards. The plan, once prepared, will have to be approved by DCL’s management and Lloyd’s Register prior to our recommencing testing. If we are unable to obtain certification for the installed system, then DCL will have the option of applying amounts paid by them for the initial DSOX System towards the purchase price of our Njord exhaust scrubber.

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

Njord Prototype

During the first quarter of our fiscal 2016, we completed construction of the Njord prototype. We are planning to use this prototype in our initial testing and analysis of the benefits of the Njord System for controlling exhaust emissions prior to an actual installation onboard a ship. In addition to testing, we will be using the Njord Prototype in our marketing and sales initiatives, since it was built as a fully functional yet miniature version of the actual Njord System that could be installed onboard virtually any vessel.

RECENT CORPORATE DEVELOPMENTS

On January 8, 2016, we entered into a formal definitive agreement (the “Third KF Loan Agreement”) with KF Business Ventures, LP (“KFBV” or the “Lender”) pursuant to the binding letter agreement between us and KFBV dated December 17, 2015 (the “Letter Agreement”).

As contemplated under the Letter Agreement, KFBV agreed to lend to us up to $1,500,000 (the “Third KF Loan”), to be advanced in five equal installments of $300,000 each. As of March 31, 2016, KFBV had advanced to us $1,200,000 under the Third KF Loan Agreement, the remaining $300,000 was advanced in April 2016.

The principal outstanding under the Third KF Loan bears interest at a rate of 10% per annum, compounded monthly, and is payable in a single lump-sum payment of principal and all accrued and unpaid interest on January 15, 2017 (the “Maturity Date”). At KFBV’s discretion, principal and accrued but unpaid interest under the Third KF Loan may be converted into shares of the Company’s common stock at a conversion price of $0.10 per share, in minimum increments of $250,000. We have the right to prepay the amounts outstanding under the Third KF Loan at any time in minimum increments of $250,000, subject to KFBV’s right to exercise its conversion rights.

For further information on the Third KFBV Loan Agreement, please refer to the Current Report on Form 8-K we fled with the U.S. Securities and Exchange Commission (the “SEC”) on February 1, 2016 and to the Annual Report on Form 10-K , which we filed with the SEC on April 14, 2016.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended		Percentage
	March 31, 2016	March 31, 2015	Increase / (Decrease)
Revenue	$22,006	$15,159	45.2%
Operating expenses	(570,751)	(509,370)	12.1%
Accretion expense	(527,179)	(3,965)	13,195.8%
Gain on change in fair value of derivative liability	1,183,340	808,460	46.4%
Interest expense	(17,415)	(9,329)	86.7%
Stock-based compensation	(117,590)	(275,921)	(57.4)%
Net income (loss)	$(27,589)	$25,034	(210.2)%

Revenues

Our revenue increased by 45.2% to $22,006 during the three months ended March 31, 2016, from $15,159 during the three months ended March 31, 2015. The increase in revenue was attributed to an $8,539 increase in consulting fees charged by our wholly owned subsidiary, Triton International, on the use and installation of emission abatement technologies. This increase was offset by a $1,692 decrease to our royalty revenue from our agreement with WebTech Wireless (“WebTech”), which terminated on October 31, 2015.

We did not record any revenue from our main operations, being installation and servicing of our DSOX and Njord Systems (collectively, the “Emission Technologies”), at March 31, 2016, as the installations of our DSOX Systems for LMS and DCL projects were not completed.

Operating Expenses

During the three month period ended March 31, 2016, our operating expenses increased by $61,381, or 12.1% from $509,370 for the period ended March 31, 2015, to $570,751 during the same period ended March 31, 2016.

The most significant changes during the three month period ended March 31, 2016 were as follows:

•

During the three month period ended March 31, 2016, our payroll expenses increased by $64,663, from $281,503 incurred during the three months ended March 31, 2015 to $346,166 incurred during the three months ended March 31, 2016.

•

Our research and development costs during the period ended March 31, 2016, decreased by $36,165 to $8,734 incurred during this period. This decrease was associated with suspension of our LMS and DCL Projects during the year ended December 31, 2015.

•

During the three month period ended March 31, 2016, our marketing expenses increased by $21,492, from $15,050 we incurred during the three months ended March 31, 2015 to $36,542 we incurred during the three months ended March 31, 2016. The increase was associated with the completion of our Njord Scrubber prototype, which was recorded as part of marketing costs.

•

During the three month period ended March 31, 2016, our travel and entertainment expenses decreased by $11,389, to $20,076 incurred during the three month period then ended. This decrease was mainly associated with our efforts to control our operating costs.

•

Our efforts to control our operating costs resulted in decreases to our professional fees of $16,511, bank charges of $1,287 and filing fees of $4,562 as compared to the three month period ended March 31, 2015.

Other Items

During the three month period ended March 31, 2016, we recorded $527,179 in accretion expense that resulted from the difference between the stated interest rate and the implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First KF Loan, the Second KF Loan and the Third KF Loan (collectively, the “KF Loans”). During the same period of fiscal 2015, our accretion expense was determined to be $3,965.

Our interest expense increased by $8,086, or 86.7% from $9,329 for the three month period ended March 31, 2015, to $17,415 for the three month period ended March 31, 2016. This increase was mainly associated with interest accrued on the additional bridge financing we arranged during the third and fourth quarters of our fiscal 2015 with Mr. Norling and KFBV and with the accretion of deferred financing costs associated with the Third KF Loan.

During the three month period ended March 31, 2016, we recorded $117,590 in stock-based compensation in respect of options to acquire up to 6,300,000 shares of our common stock (subject to certain vesting conditions) granted to our directors, officers and employees under the 2014 Plan.

The above items were offset by a gain of $1,183,340 on a change in the fair value of the derivative liabilities associated with the warrants we issued to KFBV pursuant to the KF Loans and the conversion feature available under the Third KF Loan Agreement. The change in the fair values of the derivative liabilities was a result of the decrease in the market price of our common stock at March 31, 2016 as compared to the market price of the stock at December 31, 2015.

Liquidity and Capital Resources

Our financial position was as follows at March 31, 2016 and December 31, 2015:

Working capital	March 31, 2016	December 31, 2015

Current assets	$1,235,703	$1,945,814
Current liabilities	7,877,845	6,678,586
Working capital deficit	$(6,642,142)	$(4,732,772)

As of March 31, 2016, we had a cash balance of $337,124, a working capital deficit of $6,642,142, and cash flows used in operations of $529,419 for the three months then ended. Of our working capital deficit at March 31, 2016, $376,988 was attributed to the fair value of the derivative liability associated with the warrants we issued to KFBV as partial consideration for the KF Loans, and $1,721,132 was attributed to the conversion feature included in the Third KF Loan Agreement.  During the three month period ended March 31, 2016, we funded our operations with $900,000 we received pursuant to the Third KF Loan Agreement, and, to a minor extent, with cash received from consulting fees.

Our balance sheets at March 31, 2016 and December 31, 2015 do not reflect the full amount payable on account of principal and interest under the KF Loans.  Since the warrants issued as partial consideration for the KF Loans and the conversion feature available under the Third KF Loan Agreement were determined to be a derivative liability, pursuant to the guidance provided by ASC 815, the proceeds were allocated to the warrants and conversion feature, with amounts over and above cash proceeds recorded as financing costs. The principal amounts owing under the First KF Loan, the Second KF Loan and the Third KF Loan were assigned a $Nil value, and are being accreted over the life of the loans using an implied interest rate of 1,130% on the First KF Loan, 1,729% on the Second KF Loan, and 2,339% on the Third KF Loan.

As of March 31, 2016, we owed a total of $6,392,136 (2015 - $5,343,748) to KFBV under the terms of the First KF Loan, the Second KF Loan and the Third KF Loan, consisting of $5,600,000 (2015 - $4,700,000) in principal amount of all advances made to that date plus accrued interest thereon calculated using the stated interest rate of 10% per annum compounded monthly.  The KF Loans are due and payable on January 15, 2017, when the value of the loans will amount to $7,021,659, unless prepaid earlier.  A description of the KF Loans is provided under “Net Cash Provided by Financing Activities”.

In April 2015, Quarry Bay Capital LLC (“Quarry Bay”) and Tradex Capital Corp. (“Tradex”) provided us with a demand notice for the repayment of demand loans advanced to us during 2012 through 2014.  (the Quarry Bay and Tradex loans and advances are hereinafter referred to as the “Quarry and Tradex Loans”).

In April 2015, we made arrangements to pay $100,000 of the total amount outstanding under the Quarry and Tradex Loans (which amount has been paid), with the balance to be repaid in 90 days following the first payment.  In August 2015 we made additional arrangements with the lenders whereby we have agreed to repay the amounts owing in two equal installments, due September 26, 2015 and November 25, 2015 in consideration for an “extension fee” of $10,000, which extension fee has been paid. On September 26, 2015, we reached a verbal agreement with the lenders to extend the agreed upon repayments to a future date to be mutually agreed upon. Concurrently with entering into the Third KF Loan Agreement, we renegotiated the repayment terms of the Quarry and Tradex Loans, and agreed to make $50,000 monthly payments until such time that all Quarry and Tradex Loans are paid in full. During the period covered by this Quarterly Report on Form 10-Q we repaid $200,000 under the Quarry and Tradex Loans.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements during the three month period ended March 31, 2016.  Our only significant source of financing during the three month period ended March 31, 2016 came from the Third KF Loan.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under the KF Loans, which will become due and payable on January 15, 2017.

There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the KF Loans when due, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing, or re-negotiate the terms of our debt obligations. Our ability to raise financing from other sources is restricted under the terms of the KF Loan Agreements.  Under the terms of those agreements, we may not incur additional debt financing (other than trade payables incurred in the ordinary course of business), sell any material assets, sell any of our equity securities as part of any transaction that would result in a change in control, or engage in any corporate reorganization while any amounts remain outstanding under those agreements without KFBV’s prior written consent.

Although Robert C. Kopple, the Chairman of our Board of Directors, is the principal of KFBV, there is no assurance that we will be able to obtain additional financing from KFBV, re-negotiate the terms of the KF Loans, or obtain KFBV’s consent to other financing alternatives, if needed.

Cash Flows

	Three Months Ended March 31,
	2016	2015
Cash flows used in operating activities	$(529,419)	$(671,380)
Cash flows provided by financing activities	750,000	900,000
Effects of foreign currency exchange	4,405	(1,826)
Net increase in cash during the period	$224,986	$226,794

Net Cash Used in Operating Activities

Net cash used in operating activities during the three month period ended March 31, 2016, was $529,419. This cash was primarily used to cover our cash operating expenses of $544,536, increase our prepaid expenses by $16,418, and decrease accrued liabilities by $13,049, wages payable by $23,853 and amounts due to related parties by $12,784. These uses of cash were offset by decreases in accounts receivable of $21,157 and work in progress of $30,528, and increases in accounts payable and interest accrued on the notes payable of $15,541 and $13,995, respectively.

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

Non-cash transactions

During the three months ended March 31, 2016, our net loss was further increased by the following expenses that did not have any impact on cash used in operations:

•

$117,590 in stock-based compensation associated with the fair value of options to purchase up to 6,300,000 shares of our common stock previously granted to our directors, officers and employees under our 2014 Stock Option Plan;

•

$527,179 in accretion expense that resulted from the difference between the stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the KF Loans and $3,420 in interest expense associated with the deferred financing fees to secure these Loans.

In addition, we recorded $2,641 in amortization expense on our testing and laboratory equipment, $1,250 in stock-based compensation for investor relation services pursuant to the Consulting Agreement we entered into on September 4, 2015 with Robert Lipp, and a $14,313 loss that resulted from foreign exchange fluctuations on Canadian Dollar denominated loans and advances we received.

The negative effects of the above non-cash transactions were offset by the $1,183,340 gain we recorded on the revaluation of the derivative liability associated with the warrants we issued to KFBV as consideration for the KF Loans, as pursuant to the guidance provided by ASC 815, we must revalue derivative liability at each reporting period based on the value of the underlying variable on the reporting date; since the price of our common stock at March 31, 2016, was significantly lower compared to the price at December 31, 2015, this resulted in gain on revaluation.

During the three months ended March 31, 2015, our net income was decreased by the following expenses that did not have any impact on cash used in operations:

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

•

$4,839 in interest expense associated with deferred financing fees to secure the First KF Loan and the Second KF Loan and $3,965 accretion expense that resulted from the difference between the stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the above loans; and

•

$2,052 in amortization expense we recorded on our testing and laboratory equipment.

The negative effects of the above non-cash transactions were offset by the following items:

•

$808,460 gain we recorded on the revaluation of the derivative liability associated with the warrants we issued to KFBV as consideration for the First KF Loan and the Second KF Loan; and

•

$27,663 gain that resulted from foreign exchange fluctuations on Canadian Dollar denominated loans and advances we received.

Net Cash Provided by Financing Activities

During the three month period ended March 31, 2016, we received $900,000 from KFBV pursuant to our Third KF Loan Agreement. Robert C. Kopple, Chairman of our Board of Directors, is the principal of KFBV.  These financing activities were reduced by $150,000 we paid to Quarry Bay and Tradex as partial repayment of loans and advances we received from these lenders during our fiscal 2012 through 2014.

During the three month period ended March 31, 2015, we received $900,000 from KFBV pursuant to our Second KF Loan Agreement.

First Loan Agreement with KF Business Ventures, LP

On January 15, 2014, we entered into a binding letter agreement (the “Letter Agreement”) with KFBV, which was superseded by a formal definitive Loan Agreement signed on February 11, 2014, and further amended on March 10, 2014, September 8, 2014 and January 8, 2016 (as amended, the “First KF Loan Agreement”).  Under the First KF Loan Agreement, KFBV agreed to lend to us $2,000,000 (the “First KF Loan”). Under the terms of the First KF Loan Agreement, we may not incur additional debt financing (other than trade payables incurred in the ordinary course of business), sell any material assets, sell any of our equity securities, which may result in a change in control, or engage in any corporate reorganization while any amounts remain outstanding under those agreements without KFBV’s prior written consent.

Amounts payable under the First KF Loan Agreement accumulate interest at a rate of 10% per annum, compounded monthly.

On December 17, 2015, we exercised our right to extend the maturity date of the First KF Loan to January 15, 2017 by issuing to KFBV warrants to acquire up to additional 1,194,332 shares of our common stock with an initial exercise price of $0.10 per share, expiring on September 1, 2021 (the “First Loan Extension Warrants”).

As additional consideration for KFBV agreeing to loan us the funds and make amendments to the terms of the First KF Loan Agreement we issued to KFBV non-transferrable warrants for the purchase of up to 10,448,878 shares of our common stock, including the First Loan Extension Warrants, as follows:

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

Second Loan Agreement with KF Business Ventures, LP

On July 28, 2014, we entered into a second loan agreement with KFBV, which was amended on January 8, 2016 (as amended, the “Second KF Loan Agreement”). Under the Second KF Loan Agreement KFBV agreed to lend to us $2,400,000 (the “Second KF Loan”). Under the terms of the Second KF Loan Agreement, we may not incur additional debt financing (other than trade payables incurred in the ordinary course of business), sell any material assets, sell any of our equity securities, which may result in a change in control, or engage in any corporate reorganization while any amounts remain outstanding under those agreements without KFBV’s prior written consent.

Amounts payable under the Second KF Loan Agreement accumulate interest at a rate of 10% per annum, compounded monthly.

On December 17, 2015, we exercised our right to extend the maturity date of the Second KF Loan to January 15, 2017, by issuing to KFBV warrants to acquire up to additional 1,337,320 shares of our common stock with an initial exercise price of $0.10 per share expiring on September 1, 2021 (the “Second KF Loan Extension Warrants”).

Following are the warrants we granted to KFBV in connection with the Second KF Loan, including the Second KF Loan Extension Warrants:

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

Third Loan Agreement with KF Business Ventures, LP

On December 17, 2015, we entered into a binding letter agreement with KFBV, which was superseded by a formal definitive Loan Agreement signed on January 8, 2016 (the “Third KF Loan Agreement”). Under the Third KF Loan Agreement, KFBV agreed to lend to us up to $1,500,000, to be advanced in five equal installments of $300,000 each, beginning on December 17, 2015, with the remaining installments advanced on the first day of each consecutive calendar month thereafter (the “Third KF Loan”). Advances under the Third KF Loan were conditional upon (1) our agreeing to amend the terms of the 9,254,546 warrants previously issued to KFBV under the terms of the First KF Loan Agreement, as amended, and the 9,600,000 warrants previously issued to KFBV under the terms of the Second KF Loan Agreement, (the “Existing Warrants”) such that the exercise price for the Existing Warrants was reduced to $0.10 per share and the expiration date for the Existing Warrants was extended to January 15, 2021; and (2) our issuing to KFBV additional non-transferrable share purchase warrants for a total of 8,000,000 shares of our common stock, exercisable at a price of $0.10 per share expiring on January 15, 2021.

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

At the discretion of KFBV the principal and accrued but unpaid interest under the Third KF Loan may be converted into shares of the Company’s common stock at a conversion price of $0.10 per share, in minimum increments of $250,000 (the “Third KF Loan Conversion Feature”).

As of March 31, 2016, we owed a total of $6,392,136 to KFBV under the terms of the KF Loans consisting of the full principal amount of all advances made to that date plus accrued interest thereon.  Subsequent to March 31, 2016, KFBV advanced to us the remaining $300,000 in principal under the terms of the Third KF Loan Agreement, bringing the total principal amount payable to KFBV as at the date of the filing of this Quarterly Report under the KF Loans to $5,900,000.

Going Concern

The notes to our financial statements at March 31, 2016, disclose our uncertain ability to continue as a going concern. We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to qualified customers in Europe. This royalty agreement ended on October 31, 2015, which ended the revenue from this source. Our emission abatement technologies have generated only limited revenue.

We have accumulated a deficit of $69,918,172 since inception and increased sales will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking contracts for our emission abatement technologies. As of the date of this Quarterly Report we have been contracted to install a land-based DSOX Fuel Purification System for LMS Ship Management Inc. (“LMS”), install DSOX System on board of a vessel operated by Magical Cruise Company, Limited (“DCL”), and entered into a Term Sheet Agreement for installation of two DSOX Systems for Prestige Cruise Holding Inc.  Despite these contracts we cannot provide assurance that we will be successful in generating additional sales. In addition, we have yet to record revenue from our LMS and DCL contracts, since the projects have not been completed; we also have no assurance that we will be able to record revenues from subsequent installations in the future.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At March 31, 2016, our allowance for doubtful accounts was $0.

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

Fair Value of Financial Instruments

Our financial instruments include cash, accounts receivable, loan receivable, accounts payable, notes and advances payable, amounts due to related parties, loans payable and derivative liability. The fair values of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

At March 31, 2016, we had $222,741 in cash on deposit with a large chartered Canadian bank, $92,419 on deposit with a large US bank, and $21,964 on deposit with a Swedish bank. Of these deposits approximately $92,659 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of income from our consulting services and is not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss. We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At March 31, 2016, we had $6,100 in accounts receivable outstanding.

Deferred Financing Costs

During the period ended March 31, 2016, we adopted ASU 2015-03 Guidance on Presentation of Debt Issuance Costs issued by the Financial Accounting Standards Board (“FASB”) and started recognizing financing costs associated with loans received as a direct deduction from the face amount of the loans.  The amortization of the financing costs is being reported as interest expense.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2016. Based on the evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we have entered into sales contracts with LMS and DCL, and have a term sheet agreement with Prestige, for the installation of our DSOX Systems, and we have completed installation of our DSOX System on board a DCL vessel, we have not yet obtained certification that our DSOX System installed on board the DCL vessel meets current MEPC standards. In addition, we have temporarily suspended our efforts on the LMS Project awaiting results of the onboard testing of the DCL Project, which was halted in October 2015 due to the vessel’s scheduled maintenance in dry-dock. Since then, shore based chemical testing has been continuing for the DCL Project. We expect to continue onboard testing in late May/June 2016. As a result, we have not yet recorded revenue from the LMS or DCL Projects, and there is no assurance that our DSOX Systems as well as future installations of the Njord Systems will obtain certification under current MEPC Standards.

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

Rasmus Norling, a director and our Chief Technical Officer and President, and Mitchell Miller, a director and our Senior Vice President of Business Development, each own approximately 23.1% of our outstanding common stock.  Robert C. Kopple, Chairman of our Board of Directors, owns approximately 12.2% of our outstanding common stock.  Mr. Kopple and Mr. Norling also own a significant number of warrants and options to purchase additional shares of our common stock, further increasing the number of shares beneficially owned by our executive officers and members of our Board of Directors (See “Security Ownership of Certain Beneficial Holders and Management”).  In addition, Mr. Kopple is the principal of KF Business Ventures, LP, our principal creditor, which has loaned to us a total of $5,900,000 under the First KF Loan, the Second KF Loan, and the Third KF Loan.

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

As of March 31, 2016, we owed approximately $6,392,136 under the terms of the KF Loans. In addition to these amounts, we have other significant short term liabilities. There is no assurance that we will be able to service our debt obligations when due.

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

We have not raised significant financing from any sources other than the KF Loans, and there is no assurance that we will be able to raise additional financing in the future in amounts sufficient to repay our obligations under these loans or on commercially reasonable terms. In addition, our ability to raise financing from other sources is restricted under the terms of the KF Loan Agreements.  Under the terms of those agreements, we may not incur additional debt financing (other than trade payables incurred in the ordinary course of business), sell any material assets, sell any of our equity securities, which could potentially result in a change in control, or engage in any corporate reorganization while any amounts remain outstanding under those agreements without KFBV’s prior written consent.

As of March 31, 2016, we owed a total of $6,392,136 to KFBV under the terms of the KF Loans, consisting of the full principal amount of all advances made to that date plus accrued interest thereon.  Subsequent to the March 31, 2016, KFBV advanced to us an additional $300,000 in principal under the terms of the Third KF Loan Agreement, bringing the total principal amount payable to KFBV under the KF Loans to $5,900,000.  Outstanding principal plus interest under the KF Loans is due on January 15, 2017.

If we are unable to pay our debt obligations when due, we may need to seek to re-negotiate the terms of our debt obligations. Although Robert C. Kopple, the Chairman of our Board of Directors, is the principal of KFBV, there is no assurance that we will be able to re-negotiate the terms of the KF Loans if necessary. If we are unable to pay our debt obligations when due and we are subsequently unable to re-negotiate the terms of our debt obligations, our business could fail and our investors could lose their investment.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 17, 2015, we agreed to issue warrants for the purchase of up to an aggregate of 8,000,000 shares of our common stock to KF Business Ventures, LP (“KFBV” or the “Lender”). The warrants were issued as additional consideration for KFBV agreeing to lend us up to $1,500,000 (the “Third KF Loan”) under the terms of our loan agreement dated January 8, 2016 (the “Third KF Loan Agreement”). The warrants were issued on January 8, 2016, are exercisable at a price of $0.10 per share and expire on January 15, 2021.  On the same day we also agreed to amend the terms of the 18,854,546 warrants (the “Existing Warrants”) previously issued to KFBV under the terms of our first loan agreement with KFBV dated January 15, 2014, as amended (the “First KF Loan Agreement”) and our second loan agreement with KFBV dated July 28, 2014, as amended (the “Second KF Loan Agreement”, the First KF Loan Agreement and the Second KF Loan Agreement together being the “Existing Loan Agreements”). The exercise price for the Existing Warrants was reduced to $0.10 per share and the expiration date for the Existing Warrants was extended to January 15, 2021. In addition, we exercised our right to extend the maturity date of the Existing Loan Agreements to January 15, 2017, by agreeing to issue to KFBV warrants to purchase up to 2,531,652 shares of our common stock for an exercise price of $0.10 per share expiring on September 1, 2021. The transaction was completed on January 8, 2016, when we entered into a formal definitive agreement with KFBV. Robert C. Kopple, our Chairman and a member of the Board of Directors, is the principal of KFBV.  The warrants were issued pursuant to the exemptions from registration provided by Rule 506 of Regulation D of the Securities Act of 1933 on the basis of representations provided by KFBV that it is an “accredited investor” as defined in Rule 501 of Regulation D.

On September 4, 2015, we entered into a consulting agreement with an independent consultant. As consideration for the consultant’s agreement to provide us with investor relations services we issued the consultant 25,000 shares at the time of the execution of the consulting agreement, and reserved for issuance further 75,000 shares of our common stock. 50,000 of the reserved shares were issued on December 4, 2015 and March 4, 2016 in equal tranches of 25,000 shares each.  The remaining 25,000 shares are scheduled to be issued on June 4, 2016. In addition to the shares of our common stock, we issued the consultant non-transferrable warrants to purchase up to 250,000 shares of our common stock at a price of $0.50 per share expiring on August 1, 2018. The shares and warrants were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D on the basis of representations provided by the consultant that he is an accredited investor, as that term is defined in Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.3	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.4	Certificate of Amendment to Certificate of Incorporation - Name Change to Poly Shield Technologies Inc.(7)
3.5	Certificate of Amendment to Certificate of Incorporation - Name Change to Triton Emission Solutions Inc.(29)
3.6	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(3)
10.4	Technology License Agreement with Option to Purchase dated March 12, 2012, between the Company, Teak Shield Corp., and Robert and Marion Diefendorf.(4)
10.5	Loan Agreement dated April 19, 2012, between GlobeTrac Inc. and Acamar Investments Inc.(5)
10.6	Acamar Promissory Note dated April 19, 2012, given the Company in favor of Acamar Investments, Inc.(5)
10.7	Security Agreement dated April 19, 2012, granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(5)
10.8	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(6)
10.9	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(6)
10.10	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(6)
10.11	Extension letter dated October 17, 2012, from Acamar Investments, Inc.(7)
10.12	Amendment No. 1 to Loan Agreement and Promissory Note dated November 16, 2012, between the Company and Acamar Investments, Inc.(8)
10.13	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012.(9)
10.14	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.15	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.16	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.17	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.18	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.19	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.20	Share Purchase Agreement dated April 8, 2013, between J. Douglas Faulkner and Poly Shield Technologies Inc.(12)
10.21	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(13)
10.22	Purchase and sale Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc.(14)
10.23	Divestiture and Share Purchase Agreement amongst Octavio Viveros, New World Technologies Group, Inc., and Poly Shield Technologies Inc. dated effective as of December 2, 2013.(15)
10.24	Addendum to December 1, 2012 Employment Agreement, dated effective as of December 30, 2013.(16)
10.25	Letter Agreement dated January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP.(17)

Exhibit Number	Description of Exhibit
10.26	Loan Agreement dated as of January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP.(18)
10.27	Addendum No. 2 to December 1, 2012 Employment Agreement, dated effective as of February 28, 2014.(19)
10.28	Technology Transfer Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014.(20)
10.29	Management Consulting Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014.(20)
10.30	Amendment No. 1 to Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated effective as of March 10, 2014.(20)
10.31	Purchase and Services Agreement between Magical Cruise Company, Limited and Poly Shield Technologies Inc. dated effective as of April 15, 2014.(21)
10.32	Loan Agreement and Promissory Note dated April 17, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc.(22)
10.33	Loan Agreement and Promissory Note dated May 22, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc.(22)
10.34	Loan Agreement and Promissory Note dated June 30, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc.(22)
10.35	Amended and Restated Technology License Agreement among Poly Shield Technologies Inc., Teak Shield Corp., Marion Diefendorf and the Estate of Robert Diefendorf entered into on June 24, 2014.(22)
10.36	Management Consulting Agreement between Joao da Costa and Poly Shield Technologies Inc. dated effective as of June 25, 2014.(23)
10.37	Management Consulting Agreement between Mitchell Reed Miller and Poly Shield Technologies Inc. dated effective as of June 25, 2014.(23)
10.38	Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated July 28, 2014.(24)
10.39	Management Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 3, 2014.(25)
10.40	Amendment No. 2 to that Loan Agreement dated January 15, 2014 between the Triton Emission Solutions Inc. and KF Business Ventures, LP dated effective July 29, 2014.(26)
10.41	2014 Stock Option Plan(26)
10.42	Non-Qualified Stock Option Agreement for Robert C. Kopple dated September 8, 2014(26)
10.43	Amendment No. 1 to Sales and Purchase Agreement dated as of January 12, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.(27)
10.44	Employment Agreement dated March 6, 2015, and effective as of March 23, 2015, between Anders Aasen and Triton Emission Solutions Inc.(28)
10.45	Loan Agreement dated July 28, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(30)
10.46	Loan Agreement dated August 31, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(31)
10.47	Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 4, 2015.(32)
10.48	Amendment No. 2 to Sales and Purchase Agreement dated as of November 5, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc. (36)
10.49	Loan Agreement dated November 6, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(33)
10.50	Amendment to Sales and Purchase Agreement dated as of December 1, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.(36)
10.51	Letter Agreement dated December 17, 2015 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(34)
10.52	Loan Agreement dated January 8, 2016 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(35)

Exhibit Number	Description of Exhibit
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

(36)

Filed as an exhibit to our Annual Report on Form 10-K filed on April 14, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON EMISSION SOLUTIONS INC.

Date:	May 16, 2016	By:	/s/ Anders Aasen
ANDERS AASEN
Chief Executive Officer
(Principal Executive Officer)

Date:	May 16, 2016	By:	/s/ John da Costa
JOHN DA COSTA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)