Form 10-Q
period 2016-06-30
Triton Emission Solutions Inc.
filed 2016-08-15
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 15, 2016, the Registrant had 88,195,005 shares of common stock outstanding.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

Unless the context otherwise requires, all references in this report to “Triton,” “the Company,” “we,” “us,” or “our” are to Triton Emission Solutions Inc., collectively with its subsidiaries Ecolutions, Inc., and Triton Emission Solutions International AB.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current assets
Cash	$62,977	$112,138
Accounts receivable	18,850	27,111
Prepaids	57,416	46,776
Loan receivable	-	1,200,000
Work in progress	529,221	559,789
	668,464	1,945,814

Equipment	27,297	32,578
	$695,761	$1,978,392

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$118,795	$112,449
Accrued liabilities	27,235	75,304
Wages payable	14,834	30,467
Unearned revenue	2,075,000	2,075,000
Notes and advances payable	905,107	1,063,420
Due to related parties	26,591	40,486
Derivative liabilities - warrants	645,525	945,962
Derivative liability - conversion feature	2,458,611	2,335,498
Loans payable	3,225,640	-
	9,497,338	6,678,586

Long-term loans	-	2,003,049
Total liabilities	9,497,338	8,681,635

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 88,195,005 issued and outstanding at June 30, 2016 ( December 31, 2015 - 88,145,005)	88,195	88,145
Obligation to issue shares	46,410	46,410
Additional paid in capital	63,235,738	63,045,602
Accumulated deficit	(72,178,805)	(69,890,583)
Accumulated other comprehensive income	6,885	7,183
	(8,801,577)	(6,703,243)
	$695,761	$1,978,392

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Consulting revenue	$27,214	$26,848	$49,220	$40,315
Royalty revenue	-	10,171	-	11,863
Total revenues	27,214	37,019	49,220	52,178

Amortization	2,640	2,478	5,281	4,530
General and administrative expenses	496,353	543,529	1,059,149	1,010,787
Research and development	10,313	13,168	19,047	58,067
Loss before other items	(482,092)	(522,156)	(1,034,257)	(1,021,206)

Other items
Accretion expense	(688,572)	(32,316)	(1,215,751)	(36,281)
Change in fair value of derivative liabilities	(1,006,016)	898,166	177,324	1,706,626
Interest	(13,605)	(4,640)	(27,600)	(9,130)
Stock-based compensation	(70,348)	(223,598)	(187,938)	(499,519)

Net income (loss)	(2,260,633)	115,456	(2,288,222)	140,490

Foreign exchange translation	(85)	(281)	(298)	(2,107)
Comprehensive income (loss)	$(2,260,718)	$115,175	$(2,288,520)	$138,383

Net income (loss) per share - basic and diluted	$(0.03)	$0.00	$(0.03)	$0.00

Weighted average number of shares outstanding - basic	88,176,598	88,095,005	88,164,511	88,095,005
Weighted average number of shares outstanding - diluted	88,176,598	88,475,774	88,164,511	88,475,774

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

						Accumulated
	Common shares		Obligation	Additional		Other
	Number of		to Issue	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Capital	Deficit	Income / (Loss)	Total

Balance at December 31, 2014	88,095,005	$88,095	$46,410	$62,324,449	$(66,250,486)	$11,446	$(3,780,086)

Fair value of stock-based compensation	-	-	-	499,519	-	-	499,519
Net income for the period ended June 30, 2015	-	-	-	-	140,490	-	140,490
Translation to reporting currency	-	-	-	-	-	(2,107)	(2,107)

Balance at June 30, 2015	88,095,005	88,095	46,410	62,823,968	(66,109,996)	9,339	(3,142,184)

Fair value of stock-based compensation	-	-	-	205,021	-	-	205,021
Fair value of warrants issued for investor relation services	-	-	-	12,163	-	-	12,163
Shares issued for investor relation services	50,000	50	-	4,450	-	-	4,500
Net loss for the period ended December 31, 2015	-	-	-	-	(3,780,587)	-	(3,780,587)
Translation to reporting currency	-	-	-	-	-	(2,156)	(2,156)

Balance at December 31, 2015	88,145,005	88,145	46,410	63,045,602	(69,890,583)	7,183	(6,703,243)

Fair value of stock-based compensation	-	-	-	187,938	-	-	187,938
Shares issued for investor relation services	50,000	50	-	2,198	-	-	2,248
Net loss for the period ended June 30, 2016	-	-	-	-	(2,288,222)	-	(2,288,222)
Translation to reporting currency	-	-	-	-	-	(298)	(298)

Balance at June 30, 2016	88,195,005	$88,195	$46,410	$63,235,738	$(72,178,805)	$6,885	$(8,801,577)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows used in operating activities

Net income (loss)	$(2,288,222)	$140,490

Non-cash items
Accretion expense	1,215,751	36,281
Accrued interest	27,600	9,130
Amortization	5,281	4,530
Interest expense	6,840	13,515
Foreign exchange (gain) loss	14,121	(22,798)
Gain on change in fair value of derivative liability	(177,324)	(1,706,626)
Investor relations fees, non-cash	2,248	-
Stock-based compensation	187,938	499,519

Changes in operating assets and liabilities
Accounts receivable	8,219	(19,672)
Prepaids	(10,660)	(11,702)
Work in progress	30,976	(187,267)
Accounts payable	6,485	9,402
Accrued liabilities	(48,102)	(29,519)
Wages payable	(15,387)	(41,476)
Due to related parties	(13,994)	(15,497)
Net cash used in operating activities	(1,048,230)	(1,321,690)

Cash flows from financing activities
Long-term loan	1,200,000	1,200,000
Repayment of notes payable	(200,000)	(100,000)
Net cash provided by financing activities	1,000,000	1,100,000

Cash flows used in investing activities
Acquisition of equipment	-	(11,354)
Net cash used in investing activities	-	(11,354)

Effects of foreign currency exchange	(931)	(3,112)

Net decrease in cash	(49,161)	(236,156)
Cash, beginning	112,138	560,144
Cash, ending	$62,977	$323,988

Cash paid for:
Income tax	$-	$-
Interest	$37,724	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Basis of presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  For further information, these unaudited interim consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015, included in the Company’s report on Form 10-K.

Reclassifications

Certain prior period amounts in the accompanying unaudited consolidated interim financial statements have been reclassified to conform to the current period’s presentation.  These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Effective January 1, 2016, the Company adopted ASU 2015-03 Guidance on Presentation of Debt Issuance Costs issued by the Financial Accounting Standards Board (“FASB”) and started recognizing financing costs associated with loans received as a direct deduction from the face amount of the loans.  The amortization of the financing costs is being reported as interest expense. The Company reclassified its prior period balances to conform to the current period’s presentation.

Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties and KF Business Ventures loans (Notes 4 and 5), at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Due to a company controlled by the Chief Financial Officer (“CFO”)	$703	$703
Due to the Chief Executive Officer (“CEO”)	6,813	10,490
Due to the President and Chief Technical Officer (“CTO”)	14,798	14,798
Due to the former Vice President (“VP”) of Engineering	195	195
Due to the CEO and President of Subsidiary	4,082	14,300
Due to related parties	$26,591	$40,486

Amounts are unsecured, due on demand and bear no interest.

The Company incurred the following expenses with related parties:

	June 30, 2016	June 30, 2015
Salary paid to the CEO	$135,000	$74,659
Fair value of options issued to the CEO (Note 6)	52,910	197,731
Administrative fees incurred to a company controlled by the CFO	90,000	67,500
Management fees incurred to the CFO	--	22,500
Salary paid to the President and CTO	135,000	135,000
Fair value of options issued to a Director and Chairman (Note 6)	130,700	216,631
Salary paid to the Senior VP of Business Development	135,000	135,000
Salary paid to the former VP of Engineering	42,000	60,668
Fair value of options issued to the former Vice President of Engineering	--	63,660
Salary paid to the President and CEO of the Subsidiary	52,303	60,829
Fair value of options issued to the President and CEO of the Subsidiary (Note 6)	--	10,151
Total transactions with related parties	$772,913	$1,044,329

NOTE 3 - EQUIPMENT

Amortization schedule for the equipment:

	June 30, 2016	December 31, 2015
Beginning of period	$32,578	$31,093
Additions	--	11,354
Amortization	(5,281)	(9,869)
End of period	$27,297	$32,578

The equipment consists of testing and laboratory tools and machinery, which is amortized on a straight-line basis over its useful life of five years.

NOTE 4 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans outstanding as at June 30, 2016 and December 31, 2015:

As at June 30, 2016
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$11,567	$38,567
49,500	7%	24,188	73,688
146,053	6%	2,305	148,358
15,000	0%	--	15,000
600,000	6%	29,494	629,494
$837,553		$67,554	$905,107

As at December 31, 2015
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$10,068	$37,068
49,500	7%	21,674	71,174
137,283	6%	32,948	170,231
173,911	0%	--	173,911
600,000	6%	11,036	611,036
$987,694		$75,726	$1,063,420

Quarry Bay and Tradex Loans and Advances

On April 7, 2015, the Company received a demand notice to repay outstanding notes payable issued to Quarry Bay Capital LLC. (“Quarry Bay”) and Tradex Capital Corp (“Tradex”).

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

During the six month period ended June 30, 2016, the Company repaid an additional $200,000, of which $37,724 was applied toward interest accrued on the Quarry Bay Capital Loan, which accrued interest at a rate of 6% per annum.

As at June 30, 2016
	Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
Quarry Bay Loan*	$146,053	6%	$2,305	$148,358
	$146,053		$2,305	$148,358
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

As at December 31, 2015
	Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
Quarry Bay Loan	$33,000	0%	$--	$33,000
Quarry Bay Loan*	137,283	6%	32,949	170,232
Tradex Loan	15,000	0%	--	15,000
Tradex Loan*	110,910	0%	--	110,910
	$296,193		$32,949	$329,142
*The carrying values of these loans are denoted in Canadian dollars and are translated into US dollars at the end of each reporting period.

Norling Bridge Loans

On July 28, 2015 and November 6, 2015, the Company entered into two separate bridge loan agreements (the “Norling Loans”) with its President and CTO, Rasmus Norling.  Pursuant to the Norling Loans, Mr. Norling agreed to lend to the Company total of $400,000 in exchange for unsecured promissory notes.

The loans have an effective interest rate of 6%, respectively, and are due December 31, 2016.

During the six month period ended June 30, 2016, the Company recorded $12,294 in interest expense associated with the Norling Loans (2015 - $Nil). As at June 30, 2016, the Company owed $419,289 (2015 - $406,995) under the Norling Loans.

KF Business Ventures Bridge Loan

On August 31, 2015, the Company entered into a bridge loan agreement with KF Business Ventures, LP (“KFBV”), a company controlled by a director of the Company, whereby KFBV agreed to lend to the Company $200,000 in exchange for an unsecured promissory note (the “KFBV Bridge Loan”).

The loan has an effective interest rate of 6%, and is due December 31, 2016.

During the six month period ended June 30, 2016, the Company recorded $6,164 in interest expense associated with the KFBV Bridge Loan (2015 - $Nil). As at June 30, 2016, the Company owed $210,205 (2015 - $204,041) under the KFBV Bridge Loan.

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

As consideration for the September Amendment, the Company issued to the Lender additional warrants for the purchase of up to 2,350,000 shares (the “September Warrants”), with an initial exercise price of $0.50 per share and expiring on January 15, 2019, with cashless exercise rights for up to 1,175,000 shares. In addition, the Company agreed to decrease the exercise price for the First KF Warrants (the “Amended Warrants”) from $1.00 per share to $0.50 per share and extend the expiration date of warrants for up to 2,450,000 shares of the Company’s common stock from January 15, 2015 to January 15, 2016. The September Warrants also included the Down-Round Provision.

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

During the six month period ended June 30, 2016, the Company recognized accretion expense of $522,012 (June 30, 2015 - $29,132).

At June 30, 2016, the fair value of the derivative liabilities associated with the warrants issued pursuant to the First KF Loan Agreement was $228,927 (December 31, 2015 - $296,033).

At June 30, 2016 and December 31, 2015 the fair values of Amended Warrants, September Warrants, and First Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At June 30, 2016	At December 31, 2015
Expected Warrant Life	4.55 - 5.18 years	5 - 5.71 years
Risk-Free Interest Rate	1.01%	1.73%-1.76%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	32-60%	32-60%

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

In consideration for the Second KF Loan Agreement, the Company issued to the Lender non-transferrable share purchase warrants for a total of 9,600,000 shares of the Company’s common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019 (the “Second KF Warrants”) (Note 6). At the discretion of the Lender the Second KF Warrants for up to 4,800,000 shares of common stock can be acquired by way of a cashless exercise.

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

During the six month period ended June 30, 2016, the Company recognized accretion expense of $692,505 (June 30, 2015 - $7,149).

At June 30, 2016, the fair value of the derivative liabilities associated with the Second KF Warrants and the Second Extension Warrants was $203,062 (December 31, 2015 - $375,369).

At June 30, 2016 and December 31, 2015, the fair values of the Second KF Warrants and Second Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At June 30, 2016	At December 31, 2015
Expected Warrant Life	4.55 - 5.18 years	5.05 - 5.71 years
Risk-Free Interest Rate	1.01%	1.73% - 1.76%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	15% - 60%	15% - 60%

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

During the six month period ended June 30, 2016, the Company recognized accretion expense of $1,234 (2015 - $Nil).

At June 30, 2016, the fair value of the derivative liability associated with the Third KF Warrants and the Third KF Loan Conversion Feature was $213,536 (2015 - $274,560) and $2,458,611 (2015 - $2,335,498), respectively.

The fair value of the Third KF Warrants was calculated using the Binomial Lattice model at the grant date, and was revalued at the reporting dates using the following assumptions:

	At June 30, 2016	At December 31, 2015
Expected Warrant Life	4.55 years	5.05 years
Risk-Free Interest Rate	1.26%	1.76%
Expected Dividend Yield	Nil	Nil
Average Expected Stock Price Volatility	60%	60%

The fair value of the Third KF Loan Conversion Feature was calculated using the Binomial Lattice model at the grant date, and was revalued at the reporting dates using the following assumptions:

	At June 30, 2016	At December 31, 2015
Expected Life	0.55 years	1.04 years
Risk-Free Interest Rate	0.36%	0.65%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	57%	57%

Summary of KF Loans Payable

A summary of the discounted carrying value, deferred financing costs, accumulated accrued interest, and principal of KF Loans Payable is as follows:

As at June 30, 2016
	Discounted Carrying Value	Principal Outstanding	Accumulated Accrued Interest	Total
First KF Loan Payable	$1,826,102	$2,000,000	$500,057	$2,500,057
Second KF Loan Payable	1,405,782	2,400,000	399,360	2,799,360
Third KF Loan Payable*	1,235	1,500,000	60,879	1,560,879
	3,233,119	5,900,000	960,296	6,860,296
Deferred Financing Costs	(7,479)	--	--	--
	$3,225,640	$5,900,000	$960,296	$6,860,296

As at December 31, 2015
	Discounted Carrying Value	Principal Outstanding	Accumulated Accrued Interest	Total
First KF Loan Payable	$1,304,090	$2,000,000	$379,543	$2,379,543
Second KF Loan Payable	713,276	2,400,000	264,424	2,664,424
Third KF Loan Payable*	1	1,500,000	1,151	1,501,151
	2,017,637	5,900,000	645,118	6,545,118
Deferred Financing Costs	(14,588)	--	--	--
	$2,003,049	$5,900,000	$645,118	$6,545,118
*As at December 31, 2015, $1,200,000 in principal under the Third KF Loan remained receivable.

Summary of the Derivative Liability - Conversion Feature

A summary of the derivative liabilities associated with the Conversion Feature under the Third KF Loan Agreement is as follows:

As at June 30, 2016
	Fair Value at December 31, 2015	Incremental Increase in Fair Value for Issuance	Change on Revaluation at Reporting Date	Fair value at June 30, 2016
Third KF Loan Conversion Feature	$ 2,335,498	$ Nil	$ 123,113	$ 2,458,611

As at December 31, 2015
	Fair Value at December 31, 2014	Incremental Increase in Fair Value for Issuance	Change on Revaluation at Reporting Date	Fair Value at December 31, 2015
Third KF Loan Conversion Feature	$ Nil	$ 990,239	$ 1,345,259	$ 2,335,498

Summary of the Derivative Liabilities - Warrants

A summary of the derivative liabilities associated with the warrants under the KF Loan Agreements and their amendments is as follows:

As at June 30, 2016
	Fair Value at December 31, 2015	Incremental Increase in Fair Value for Modification / Issuance	Change on Revaluation at Reporting Date	Fair Value at June 30, 2016
9,254,546 warrants (Amended Warrants and September Warrants)	$ 253,944	$ Nil	$ (56,896)	$ 197,048
1,194,332 warrants (First Extension Warrants)	42,089	Nil	(10,210)	31,879
9,600,000 warrants (Second KF Warrants)	329,472	Nil	(162,106)	167,366
1,337,320 warrants (Second Extension Warrants)	45,897	Nil	(10,201)	35,696
8,000,000 warrants (Third KF Warrants)	274,560	Nil	(61,024)	213,536
Total	$ 945,962	$ Nil	$ (300,437)	$ 645,525

As at December 31, 2015
	Fair value at December 31, 2014	Incremental Increase in Fair Value for Modification / Issuance	Change on Revaluation at Reporting Date	Fair Value at December 31, 2015
9,254,546 warrants (Amended Warrants and September Warrants)	$ 1,203,944	$ 91,603	$ (1,041,603)	$ 253,944
1,194,332 warrants (First Extension Warrants)	--	76,103	(34,014)	42,089
9,600,000 warrants (Second KF Warrants)	1,787,241	(1,558)	(1,456,211)	329,472
1,337,320 warrants (Second Extension Warrants)	--	85,214	(39,317)	45,897
8,000,000 warrants (Third KF Warrants)	--	509,760	(235,200)	274,560
Total	$ 2,991,185	$ 761,122	$ (2,806,345)	$ 945,962

KF Business Ventures, Deferred Financing Costs

During the year ended December 31, 2015, the Company recorded $50,538 in legal fees associated with securing the KFBV Loans. These fees are amortized over the remaining life of the loans; as of June 30, 2016, the Company recorded $6,840 (June 30, 2015 - $13,515) in interest expense associated with the amortization of these legal fees. The Company recognizes the deferred financing costs related to the loans as a direct deduction from the face amount of the loans.

NOTE 6 - SHARE CAPITAL

During the period ended June 30, 2016, pursuant to the Consulting Agreement with an unrelated party for investor relations services dated for reference September 4, 2015, the Company issued to the Consultant 50,000 shares of its common stock with a fair value of $2,248.

Warrants

A continuity schedule of warrants is as follows:

	June 30, 2016	December 31, 2015
Warrants, beginning	39,886,198	29,104,546
Warrants, issued	--	10,781,652
Warrants, outstanding	39,886,198	39,886,198

Details of warrants outstanding as at June 30, 2016 are as follows:

Exercise price	Expiry date	Number of warrants outstanding
$1.00	March 10, 2017	10,000,000
$0.50	August 1, 2018	500,000
$0.10	January 15, 2021	26,854,546
$0.10	September 1, 2021	2,531,652
		39,886,198

At June 30, 2016, the weighted-average exercise price and remaining contractual life of the outstanding share purchase warrants were $0.33 and 3.59 years, respectively.

Options

A summary of options is as follows:

	June 30, 2016	December 31, 2015
Options, beginning	6,300,000	2,600,000
Options, granted	--	3,800,000
Options, forfeited	--	(100,000)
Options, outstanding	6,300,000	6,300,000
Options, exercisable	3,300,000	2,700,000

During the six month period ended June 30, 2016, the Company did not grant any options.

At June 30, 2016, the weighted-average exercise price and remaining contractual life of the outstanding options to purchase the shares of the Company’s common stock were $0.34 and 5.15 years, respectively.

Details of options outstanding as at June 30, 2016 are as follows:

Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.10	September 8, 2014	2,500,000	1,000,000
$0.50	December 1, 2014	100,000	100,000
$0.50	March 6, 2015	3,000,000	1,500,000
$0.50	May 1, 2015	500,000	500,000
$0.50	May 1, 2015	100,000	100,000
$0.50	July 8, 2015	100,000	100,000
		6,300,000	3,300,000

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

The grant date fair value of these options was $904,027. During the six month period ended June 30, 2016, the Company recognized $130,700 as stock-based compensation (2015 - $216,631) relating to these options.

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

The grant date fair value of these options was $414,304. During the six month period ended June 30, 2016, the Company recognized $52,910 as stock-based compensation (2015 - $197,731) relating to these options.

The fair value was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At March 23, 2015
Expected Option Life	5 years
Risk-Free Interest Rate	1.41 - 1.71%
Expected Dividend Yield	Nil
Average Expected Stock Price Volatility	126%

On May 1, 2015, the Company granted options to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share to an employee of its Subsidiary. These Options were issued under the 2014 Plan. The options vested on May 5, 2016, and expire on May 5, 2021, subject to certain early termination conditions.

The grant date fair value of these options was $63,659. During the six month period ended June 30, 2016, the Company recognized $4,328 as stock-based compensation (2015 - $9,285) relating to these options.

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

The forward-looking statements in this Quarterly Report on Form 10-Q for the interim period ended June 30, 2016, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Currently our main efforts are directed towards research, development and marketing of our Njord Exhaust Gas Scrubber System (the “Njord System”).  The main purpose and goal of the Njord System is to clean the exhaust gases from excess sulfur following the internal combustion process within a ships’ engine.

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

In addition to the Njord System we continue working on the improvement of our DSOX System, a patent pending pre-combustion de-sulfurization technology which was designed to remove alkali metals, such as sulfur and sodium, from heavy marine fuel. The DSOX-20 is based on our patent pending Bio Scrubber platform, PST-200, integrating it with additional new proprietary technologies that we acquired from Mr. Norling, our President and Chief Technical Officer (“CTO”), in March 2014.

The PST-200 is an in-line fuel scrubber specifically designed and engineered for cleaning highly contaminated fuel supplied to a gas turbine. The system gives protection and safety margin for the sensitive gas turbines. Salt-contaminated fuel oil is pumped through the PST-200 where water and the special activator are injected. The water and the activator are injected into the scrubber as a fine spray, through a specially designed and engineered nozzle that creates the optimum water-fuel-oil emulsion and the perfect residual time is created in the scrubber.

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

As contemplated under the Letter Agreement, KFBV agreed to lend to us up to $1,500,000 (the “Third KF Loan”), which were advanced in five equal installments of $300,000 each.

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

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended		Percentage Increase /
	June 30, 2016	June 30, 2015	(Decrease)
Revenue	$27,214	$37,019	(26.5)%
Operating expenses	(509,306)	(559,175)	(8.9)%
Accretion expense	(688,572)	(32,316)	2,030.7%
Change in fair value of derivative liabilities	(1,006,016)	898,166	(212.0)%
Interest expense	(13,605)	(4,640)	193.2%
Stock-based compensation	(70,348)	(223,598)	(68.5)%
Net income (loss)	$(2,260,633)	$115,456	(2,058.0)%

Six Months Summary

	Six Months Ended		Percentage Increase /
	June 30, 2016	June 30, 2015	(Decrease)
Revenue	$49,220	$52,178	(5.7)%
Operating expenses	(1,083,477)	(1,073,384)	0.9%
Accretion expense	(1,215,751)	(36,281)	3,250.9%
Change in fair value of derivative liabilities	177,324	1,706,626	(89.6)%
Interest expense	(27,600)	(9,130)	202.3%
Stock-based compensation	(187,938)	(499,519)	(62.4)%
Net income (loss)	$(2,288,222)	$140,490	(1728.7)%

Revenues

Our revenue decreased by 26.5% to $27,214 during the three months ended June 30, 2016, from $37,019 during the three months ended June 30, 2015. The decrease in revenue was attributed to a $10,171 decrease in royalty revenue from our agreement with WebTech Wireless (“WebTech”), which terminated on October 31, 2015. The decrease was in part offset by $366 increase to our consulting fees charged by our wholly owned subsidiary, Triton International, on the use and installation of emission abatement technologies.

On a year-to-date basis, our revenue decreased by $2,958, or 5.7% from $52,178 we recorded during the six months ended June 30, 2015 to $49,220 we recorded during the six months ended June 30, 2016. The decrease was mainly associated with $11,863 decrease in royalty revenue from our agreement with WebTech, which was partially offset by $8,905 increase to our consulting fees charged by our wholly owned subsidiary, Triton International, on the use and installation of emission abatement technologies.

We did not record any revenue from our main operations, being installation and servicing of our DSOX and Njord Systems (collectively, the “Emission Technologies”), at June 30, 2016, as the installations of our DSOX Systems for LMS and DCL projects were not completed.

Operating Expenses

During the three month period ended June 30, 2016, our operating expenses decreased by $49,869, or 8.9% from $559,175 for the period ended June 30, 2015, to $509,306 during the same period ended June 30, 2016.  This change was mainly associated with our efforts to control our overall operating costs, suspension of our LMS Project for the installation of the land-based DSOX System for LMS, and completion of the installation phase of the DSOX System on board a vessel operated by DCL.

During the six month period ended June 30, 2016, our operating expenses increased by 0.9% to $1,083,477 from $1,073,384 for the six months ended June 30, 2015.

The most significant year-to-date changes in our operating expenses were as follows:

•

During the six month period ended June 30, 2016, our payroll expenses increased by $48,540, from $639,404 incurred during the six month period ended June 30, 2015 to $687,944 incurred during the three months ended June 30, 2016.

•

Our research and development costs during the period ended June 30, 2016, decreased by $39,020 to $19,047 incurred during this period. This decrease was associated with suspension of our LMS and DCL Projects during the year ended December 31, 2015.

•

During the six month period ended June 30, 2016, our marketing expenses increased by $24,282 from $20,428 we incurred during the six month period ended June 30, 2015 to $44,710 we incurred during the six months ended June 30, 2016. The increase was associated with the completion of our Njord Scrubber prototype, which was recorded as part of our marketing costs.

•

During the six month period ended June 30, 2016, our travel and entertainment expenses decreased by $41,092, to $35,867 incurred during the six month period then ended. This decrease was mainly associated with our efforts to control our operating costs while our LMS and DCL Projects remain suspended.

Other Items

During the six month period ended June 30, 2016, we recorded $1,215,751 in accretion expense that resulted from the difference between the stated interest rate and the implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First KF Loan, the Second KF Loan and the Third KF Loan (collectively, the “KF Loans”). During the same period of fiscal 2015, our accretion expense was determined to be $36,281.

Our interest expense increased by $18,470, or 202.3% from $9,130 for the six month period ended June 30, 2015, to $27,600 for the six month period ended June 30, 2016. This increase was mainly associated with interest accrued on the additional bridge financing we arranged during the third and fourth quarters of our fiscal 2015 with Mr. Norling and KFBV and with the accretion of deferred financing costs associated with the Third KF Loan.

During the six month period ended June 30, 2016, we recorded $187,938 in stock-based compensation in respect of options to acquire up to 6,300,000 shares of our common stock (subject to certain vesting conditions) granted to our directors, officers and employees under the 2014 Plan. During the six month period ended June 30, 2015, our stock-based compensation associated with the same options was determined to be $499,519.

The above items were offset by a gain of $177,324 on a change in the fair value of the derivative liabilities associated with the warrants we issued to KFBV pursuant to the KF Loans and the conversion feature available under the Third KF Loan Agreement. The change in the fair values of the derivative liabilities was a result of the decrease in the market price of our common stock at June 30, 2016 as compared to the market price of the stock at December 31, 2015.

Liquidity and Capital Resources

Our financial position was as follows at June 30, 2016 and December 31, 2015:

Working capital	June 30, 2016	December 31, 2015

Current assets	$668,464	$1,945,814
Current liabilities	9,497,338	6,678,586
Working capital deficit	$(8,828,874)	$(4,732,772)

As of June 30, 2016, we had a cash balance of $62,977, a working capital deficit of $8,828,874, and cash flows used in operations of $1,048,230 for the six months then ended. Of our working capital deficit at June 30, 2016, $645,525 was attributed to the fair value of the derivative liability associated with the warrants we issued to KFBV as partial consideration for the KF Loans, and $2,458,611 was attributed to the conversion feature included in the Third KF Loan Agreement.  During the six month period ended June 30, 2016, we funded our operations with $1,200,000 we received pursuant to the Third KF Loan Agreement, and, to a minor extent, with cash received from consulting fees.

Our balance sheets at June 30, 2016 and December 31, 2015 do not reflect the full amount payable on account of principal and interest under the KF Loans.  Since the warrants issued as partial consideration for the KF Loans and the conversion feature available under the Third KF Loan Agreement were determined to be a derivative liability, pursuant to the guidance provided by ASC 815, the proceeds were allocated to the warrants and conversion feature, with amounts over and above cash proceeds recorded as financing costs. The principal amounts owing under the First KF Loan, the Second KF Loan and the Third KF Loan were assigned a $Nil value, and are being accreted over the life of the loans using an implied interest rate of 1,130% on the First KF Loan, 1,729% on the Second KF Loan, and 2,339% on the Third KF Loan.

As of June 30, 2016, we owed a total of $6,860,296 (2015 - $5,343,748) to KFBV under the terms of the First KF Loan, the Second KF Loan and the Third KF Loan, consisting of $5,900,000 (2015 - $4,700,000) in principal amount of all advances made to that date plus accrued interest thereon calculated using the stated interest rate of 10% per annum compounded monthly.  The KF Loans are due and payable on January 15, 2017, when the value of the loans will amount to $7,243,114, unless prepaid earlier.  A description of the KF Loans is provided under “Net Cash Provided by Financing Activities”.

In April 2015, Quarry Bay Capital LLC (“Quarry Bay”) and Tradex Capital Corp. (“Tradex”) provided us with a demand notice for the repayment of demand loans advanced to us during 2012 through 2014 (the Quarry Bay and Tradex loans and advances are hereinafter referred to as the “Quarry and Tradex Loans”).

In April 2015, we made arrangements to pay $100,000 of the total amount outstanding under the Quarry and Tradex Loans (which amount has been paid), with the balance to be repaid in 90 days following the first payment.  In August 2015 we made additional arrangements with the lenders whereby we have agreed to repay the amounts owing in two equal installments, due September 26, 2015 and November 25, 2015 in consideration for an “extension fee” of $10,000, which extension fee has been paid. On September 26, 2015, we reached a verbal agreement with the lenders to extend the agreed upon repayments to a future date to be mutually agreed upon. Concurrently with entering into the Third KF Loan Agreement, we renegotiated the repayment terms of the Quarry and Tradex Loans, and agreed to make $50,000 monthly payments until such time that all Quarry and Tradex Loans are paid in full. During the period covered by this Quarterly Report on Form 10-Q we repaid $200,000 under the Quarry and Tradex Loans. As of June 30, 2016 we owed Quarry Bay $148,358 (CAD$192,998) under the terms of the loan agreement with the company, which continued to accrue interest at 6% per annum, compounded monthly.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements during the six month period ended June 30, 2016.  Our only significant source of financing during the six month period ended June 30, 2016 came from the Third KF Loan.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under the KF Loans, which will become due and payable on January 15, 2017.

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

Cash Flows

	Six Months Ended June 30,
	2016	2015
Cash flows used in operating activities	$(1,048,230)	$(1,321,690)
Cash flows provided by financing activities	1,000,000	1,100,000
Acquisition of equipment	-	(11,354)
Effects of foreign currency exchange	(931)	(3,112)
Net decrease in cash during the period	$(49,161)	$(236,156)

Net Cash Used in Operating Activities

Net cash used in operating activities during the six month period ended June 30, 2016, was $1,048,231. This cash was primarily used to cover our cash operating expenses of $1,005,767, increase our prepaid expenses by $10,660, and decrease accrued liabilities by $48,102, wages payable by $15,387 and amounts due to related parties by $13,994. These uses of cash were offset by decreases in accounts receivable of $8,219 and work in progress of $30,976, and increase in accounts payable of $6,485.

Net cash used in operating activities during the six month period ended June 30, 2015, was $1,321,690. This cash was primarily used to cover our cash operating expenses of $1,025,959 and increase our work in progress by $187,267, which was associated with payments we made to our contractors for the manufacturing of the DSOX Systems as well as to acquire necessary parts and equipment. We also decreased our wages payable by $41,476, and reduced our accrued liabilities and amounts due to related parties by $29,519 and $15,497, respectively. In addition, increases in our accounts receivable and prepaid expenses of $19,672 and $11,702, respectively, further increased our cash used in operations. These uses of cash were offset by a $9,402 increase in accounts payable.

Non-cash transactions

During the six months ended June 30, 2016, our net loss was further increased by the following expenses that did not have any impact on cash used in operations:

•

$187,938 in stock-based compensation associated with the fair value of options to purchase up to 6,300,000 shares of our common stock previously granted to our directors, officers and employees under our 2014 Stock Option Plan;

•

$1,215,751 in accretion expense that resulted from the difference between the stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the KF Loans and $6,840 in interest expense associated with the deferred financing fees to secure these Loans.

In addition, we recorded $5,281 in amortization expense on our testing and laboratory equipment, $2,248 in stock-based compensation for investor relation services pursuant to the Consulting Agreement we entered into on September 4, 2015 with Robert Lipp, and a $14,121 loss that resulted from foreign exchange fluctuations on Canadian Dollar denominated loans and advances we received.

The negative effects of the above non-cash transactions were in part offset by the $177,324 gain we recorded on the revaluation of the derivative liability associated with the warrants we issued to KFBV as consideration for the KF Loans, as pursuant to the guidance provided by ASC 815, we must revalue derivative liability at each reporting period based on the value of the underlying variable on the reporting date; since the price of our common stock at June 30, 2016, was significantly lower compared to the price at December 31, 2015, this resulted in gain on revaluation.

During the six months ended June 30, 2015, our net income was decreased by the following expenses that did not have any impact on cash used in operations:

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

•

$13,515 in interest expense associated with deferred financing fees to secure the First KF Loan and the Second KF Loan and $36,281 accretion expense that resulted from the difference between the stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the above loans; and

•

$4,530 in amortization expense we recorded on our testing and laboratory equipment.

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

Net Cash Provided by Financing Activities

During the six month period ended June 30, 2016, we received $1,200,000 from KFBV pursuant to our Third KF Loan Agreement. Robert C. Kopple, Chairman of our Board of Directors, is the principal of KFBV.  These financing activities were reduced by $200,000 we paid to Quarry Bay and Tradex as partial repayment of loans and advances we received from these lenders during our fiscal 2012 through 2014.

During the six month period ended June 30, 2015, we received $1,200,000 from KFBV pursuant to our Second KF Loan Agreement.  These financing activities were reduced by $100,000 we paid to Quarry Bay and Tradex as partial repayment of loans and advances we received from these lenders during our fiscal 2012 through 2014.

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

As of June 30, 2016, we owed a total of $6,860,296 to KFBV under the terms of the KF Loans consisting of the full principal amount of all advances made to that date plus accrued interest thereon.

Going Concern

The notes to our financial statements at June 30, 2016, disclose our uncertain ability to continue as a going concern. We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to qualified customers in Europe. This royalty agreement ended on October 31, 2015, which ended the revenue from this source. Our emission abatement technologies have generated only limited revenue.

We have accumulated a deficit of $72,178,805 since inception and increased sales will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking contracts for our emission abatement technologies. As of the date of this Quarterly Report we have been contracted to install a land-based DSOX Fuel Purification System for LMS Ship Management Inc. (“LMS”), install DSOX System on board of a vessel operated by Magical Cruise Company, Limited (“DCL”), and entered into a Term Sheet Agreement for installation of two DSOX Systems for Prestige Cruise Holding Inc.  Despite these contracts we cannot provide assurance that we will be successful in generating additional sales. In addition, we have yet to record revenue from our LMS and DCL contracts, since the projects have not been completed; we also have no assurance that we will be able to record revenues from subsequent installations in the future.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At June 30, 2016, our allowance for doubtful accounts was $0.

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

At June 30, 2016, we had $59,925 in cash on deposit with a large chartered Canadian bank, $1,379 on deposit with a large US bank, and $1,673 on deposit with a Swedish bank. Of these deposits approximately $2,013 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of income from our consulting services and is not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss. We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At June 30, 2016, we had $18,850 in accounts receivable outstanding.

Deferred Financing Costs

Effective January 1, 2016, we adopted ASU 2015-03 Guidance on Presentation of Debt Issuance Costs issued by the Financial Accounting Standards Board (“FASB”) and started recognizing financing costs associated with loans received as a direct deduction from the face amount of the loans.  The amortization of the financing costs is being reported as interest expense.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2016. Based on the evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2016, we owed approximately $6,860,296 under the terms of the KF Loans. In addition to these amounts, we have other significant short term liabilities. There is no assurance that we will be able to service our debt obligations when due.

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

As of June 30, 2016, we owed a total of $6,860,296 to KFBV under the terms of the KF Loans, consisting of the full principal amount of all advances made to that date ($5,900,000) plus accrued interest thereon.   Outstanding principal plus interest under the KF Loans is due on January 15, 2017.

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

On September 4, 2015, we entered into a consulting agreement with an independent consultant. As consideration for the consultant’s agreement to provide us with investor relations services we issued the consultant 25,000 shares at the time of the execution of the consulting agreement, and reserved for issuance further 75,000 shares of our common stock, which were issued on December 4, 2015, March 4, 2016, and on June 6, 2016 in equal tranches of 25,000 shares each.  In addition to the shares of our common stock, we issued the consultant non-transferrable warrants to purchase up to 250,000 shares of our common stock at a price of $0.50 per share expiring on August 1, 2018. The shares and warrants were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D on the basis of representations provided by the consultant that he is an accredited investor, as that term is defined in Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.3	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.4	Certificate of Amendment to Certificate of Incorporation – Name Change to Poly Shield Technologies Inc.(7)
3.5	Certificate of Amendment to Certificate of Incorporation – Name Change to Triton Emission Solutions Inc.(29)
3.6	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(3)
10.4	Technology License Agreement with Option to Purchase dated March 12, 2012, between the Company, Teak Shield Corp., and Robert and Marion Diefendorf.(4)
10.5	Loan Agreement dated April 19, 2012, between GlobeTrac Inc. and Acamar Investments Inc.(5)
10.6	Acamar Promissory Note dated April 19, 2012, given the Company in favor of Acamar Investments, Inc.(5)
10.7	Security Agreement dated April 19, 2012, granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(5)
10.8	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(6)
10.9	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(6)
10.10	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(6)
10.11	Extension letter dated October 17, 2012, from Acamar Investments, Inc.(7)
10.12	Amendment No. 1 to Loan Agreement and Promissory Note dated November 16, 2012, between the Company and Acamar Investments, Inc.(8)
10.13	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012.(9)
10.14	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.15	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.16	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.17	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.18	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.19	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.20	Share Purchase Agreement dated April 8, 2013, between J. Douglas Faulkner and Poly Shield Technologies Inc.(12)
10.21	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(13)
10.22	Purchase and sale Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc.(14)

Exhibit Number	Description of Exhibit
10.23	Divestiture and Share Purchase Agreement amongst Octavio Viveros, New World Technologies Group, Inc., and Poly Shield Technologies Inc. dated effective as of December 2, 2013.(15)
10.24	Addendum to December 1, 2012 Employment Agreement, dated effective as of December 30, 2013.(16)
10.25	Letter Agreement dated January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP.(17)
10.26	Loan Agreement dated as of January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP.(18)
10.27	Addendum No. 2 to December 1, 2012 Employment Agreement, dated effective as of February 28, 2014.(19)
10.28	Technology Transfer Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014.(20)
10.29	Management Consulting Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014.(20)
10.30	Amendment No. 1 to Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated effective as of March 10, 2014.(20)
10.31	Purchase and Services Agreement between Magical Cruise Company, Limited and Poly Shield Technologies Inc. dated effective as of April 15, 2014.(21)
10.32	Loan Agreement and Promissory Note dated April 17, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc.(22)
10.33	Loan Agreement and Promissory Note dated May 22, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc.(22)
10.34	Loan Agreement and Promissory Note dated June 30, 2014 between Poly Shield Technologies Inc. and New World Technologies Group Inc.(22)
10.35	Amended and Restated Technology License Agreement among Poly Shield Technologies Inc., Teak Shield Corp., Marion Diefendorf and the Estate of Robert Diefendorf entered into on June 24, 2014.(22)
10.36	Management Consulting Agreement between Joao da Costa and Poly Shield Technologies Inc. dated effective as of June 25, 2014.(23)
10.37	Management Consulting Agreement between Mitchell Reed Miller and Poly Shield Technologies Inc. dated effective as of June 25, 2014.(23)
10.38	Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated July 28, 2014.(24)
10.39	Management Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 3, 2014.(25)
10.40	Amendment No. 2 to that Loan Agreement dated January 15, 2014 between the Triton Emission Solutions Inc. and KF Business Ventures, LP dated effective July 29, 2014.(26)
10.41	2014 Stock Option Plan(26)
10.42	Non-Qualified Stock Option Agreement for Robert C. Kopple dated September 8, 2014(26)
10.43	Amendment No. 1 to Sales and Purchase Agreement dated as of January 12, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.(27)
10.44	Employment Agreement dated March 6, 2015, and effective as of March 23, 2015, between Anders Aasen and Triton Emission Solutions Inc.(28)
10.45	Loan Agreement dated July 28, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(30)
10.46	Loan Agreement dated August 31, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(31)
10.47	Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 4, 2015.(32)
10.48	Amendment No. 2 to Sales and Purchase Agreement dated as of November 5, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc. (36)
10.49	Loan Agreement dated November 6, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(33)

Exhibit Number	Description of Exhibit
10.50	Amendment to Sales and Purchase Agreement dated as of December 1, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.(36)
10.51	Letter Agreement dated December 17, 2015 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(34)
10.52	Loan Agreement dated January 8, 2016 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(35)
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

TRITON EMISSION SOLUTIONS INC.

Date:	August 15, 2016	By:	/s/ Anders Aasen
ANDERS AASEN
Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2016	By:	/s/ John da Costa
JOHN DA COSTA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)