Form 10-Q
period 2016-09-30
Triton Emission Solutions Inc.
filed 2016-11-21
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 14, 2016, the Registrant had 88,195,005 shares of common stock outstanding.

i

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

Unless the context otherwise requires, all references in this report to “Triton,” “the Company,” “we,” “us,” or “our” are to Triton Emission Solutions Inc., collectively with its subsidiaries Ecolutions, Inc., and Triton Emission Solutions International AB.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	September 30, 2016	December 31, 2015
	(Unaudited)

ASSETS

Current assets
Cash	$78,866	$112,138
Accounts receivable	21,835	27,111
Prepaids	31,212	46,776
Loan receivable	-	1,200,000
Work in progress	529,221	559,789
	661,134	1,945,814

Equipment	24,627	32,578
	$685,761	$1,978,392

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$124,293	$112,449
Accrued liabilities	50,342	75,304
Wages payable	75,500	30,467
Unearned revenue	2,075,000	2,075,000
Notes and advances payable	1,028,039	1,063,420
Due to related parties	68,891	40,486
Derivative liabilities - warrants	468,782	945,962
Derivative liability - conversion feature	1,313,547	2,335,498
Loans payable	4,173,557	-
	9,377,951	6,678,586

Long-term loans	-	2,003,049
Total liabilities	9,377,951	8,681,635

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 88,195,005 issued and outstanding at September 30, 2016 ( December 31, 2015 - 88,145,005)	88,195	88,145
Obligation to issue shares	46,410	46,410
Additional paid in capital	63,299,918	63,045,602
Accumulated deficit	(72,132,663)	(69,890,583)
Accumulated other comprehensive income	5,950	7,183
	(8,692,190)	(6,703,243)
	$685,761	$1,978,392

The accompanying notes are an integral part of these interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Consulting revenue	$21,768	$8,130	$70,988	$48,445
Royalty revenue	-	3,260	-	15,123
Total revenues	21,768	11,390	70,988	63,568

Amortization	2,670	2,670	7,951	7,200
General and administrative expenses	260,659	532,191	1,319,808	1,542,978
Research and development	11,301	13,204	30,348	71,271
Loss before other items	(252,862)	(536,675)	(1,287,119)	(1,557,881)

Other items
Accretion expense	(944,459)	(289,194)	(2,160,210)	(325,475)
Change in fair value of derivative liabilities	1,321,807	577,077	1,499,131	2,283,703
Interest	(14,164)	(7,693)	(41,764)	(16,823)
Stock-based compensation	(64,180)	(151,267)	(252,118)	(650,786)

Net income (loss)	46,142	(407,752)	(2,242,080)	(267,262)

Foreign exchange translation	935	(2,319)	(1,233)	(4,426)
Comprehensive income (loss)	$47,077	$(410,071)	$(2,243,313)	$(271,688)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)	$(0.03)	$(0.00)

Weighted average number of shares outstanding - basic	88,195,005	88,102,070	88,174,750	88,097,386
Weighted average number of shares outstanding - diluted	88,195,005	88,102,070	88,174,750	88,097,386

The accompanying notes are an integral part of these interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

						Accumulated
	Common shares		Obligation	Additional		Other
	Number of		to Issue	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Capital	Deficit	Income / (Loss)	Total

Balance at December 31, 2014	88,095,005	$88,095	$46,410	$62,324,449	$(66,250,486)	$11,446	$(3,780,086)

Stock-based compensation	-	-	-	650,786	-	-	650,786
Fair value of warrants issued for investor relation services	-	-	-	12,163	-	-	12,163
Shares issued for investor relation services	25,000	25	-	2,475	-	-	2,500
Net income for the period ended September 30, 2015	-	-	-	-	(267,262)	-	(267,262)
Translation to reporting currency	-	-	-	-	-	(4,426)	(4,426)

Balance at September 30, 2015	88,120,005	88,120	46,410	62,989,873	(66,517,748)	7,020	(3,386,325)

Stock-based compensation	-	-	-	53,754	-	-	53,754
Shares issued for investor relation services	25,000	25	-	1,975	-	-	2,000
Net loss for the period ended December 31, 2015	-	-	-	-	(3,372,835)	-	(3,372,835)
Translation to reporting currency	-	-	-	-	-	163	163

Balance at December 31, 2015	88,145,005	88,145	46,410	63,045,602	(69,890,583)	7,183	(6,703,243)

Stock-based compensation	-	-	-	252,118	-	-	252,118
Shares issued for investor relation services	50,000	50	-	2,198	-	-	2,248
Net loss for the period ended September 30, 2016	-	-	-	-	(2,242,080)	-	(2,242,080)
Translation to reporting currency	-	-	-	-	-	(1,233)	(1,233)

Balance at September 30, 2016	88,195,005	$88,195	$46,410	$63,299,918	$(72,132,663)	$5,950	$(8,692,190)

The accompanying notes are an integral part of these interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows used in operating activities

Net loss	$(2,242,080)	$(267,262)

Non-cash items
Accretion expense	2,160,210	325,475
Accrued interest	4,040	16,823
Amortization	7,951	7,200
Interest expense	10,298	22,191
Foreign exchange (gain) loss	12,918	(43,800)
Change in fair value of derivative liability	(1,499,131)	(2,283,703)
Investor relations fees, non-cash	2,248	14,663
Stock-based compensation	252,118	650,786

Changes in operating assets and liabilities
Accounts receivable	4,974	(33,655)
Prepaids	15,559	22,401
Work in progress	30,754	(205,164)
Accounts payable	11,972	(26,401)
Accrued liabilities	(24,974)	(36,880)
Wages payable	45,680	(48,646)
Due to related parties	28,391	500
Net cash used in operating activities	(1,179,072)	(1,885,472)

Cash flows from financing activities
Loan proceeds	1,200,000	1,200,000
Notes and advances payable	110,000	400,000
Repayment of notes payable	(162,276)	(100,000)
Net cash provided by financing activities	1,147,724	1,500,000

Cash flows used in investing activities
Acquisition of equipment	-	(11,354)
Net cash used in investing activities	-	(11,354)

Effects of foreign currency exchange	(1,924)	(5,562)

Net decrease in cash	(33,272)	(402,388)
Cash, beginning	112,138	560,144
Cash, ending	$78,866	$157,756

Cash paid for:
Income tax	$-	$-
Interest	$37,724	$-

The accompanying notes are an integral part of these interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The Company’s main focus is the development and marketing of its proprietary DSOX Fuel Purification (the “DSOX”) and Njord Exhaust Gas Scrubber (the “Njord”) Systems, designed to remove sulfur from marine fuel and exhaust gases. The technology is currently aimed at the maritime industry which includes vessels for cruise-line, freight shipping and tanker companies. The Company’s PST-200 in-line fuel scrubber system is specifically designed and engineered for cleaning salt and metals out of highly contaminated fuel to a gas turbine.

Basis of presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  For further information, these unaudited interim consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015, included in the Company’s report on Form 10-K.

Reclassifications

Certain prior period amounts in the accompanying unaudited consolidated interim financial statements have been reclassified to conform to the current period’s presentation.  These reclassifications had no net effect on the consolidated results of operations or financial position for any period presented.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties and KF Business Ventures loans (Notes 4 and 5), at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Due to a company controlled by the Chief Financial Officer (“CFO”)	$46,794	$703
Due to the Chief Executive Officer (“CEO”)	3,605	10,490
Due to the President and Chief Technical Officer (“CTO”)	14,798	14,798
Due to the former Vice President (“VP”) of Engineering	195	195
Due to the CEO and President of Subsidiary	3,499	14,300
Due to related parties	$68,891	$40,486

Amounts are unsecured, due on demand and bear no interest.

The Company incurred the following expenses with related parties:

	September 30, 2016	September 30, 2015
Salary paid to the CEO	$135,000	$142,159
Fair value of options issued to the CEO (Note 6)	70,923	239,009
Administrative fees incurred to a company controlled by the CFO	135,000	112,500
Management fees incurred to the CFO	--	22,500
Salary paid to the President and CTO	135,000	202,500
Fair value of options issued to a Director and Chairman (Note 6)	176,867	308,735
Salary paid to the Senior VP of Business Development	135,000	202,500
Salary paid to the former VP of Engineering	63,000	81,668
Fair value of options issued to the former Vice President of Engineering	--	63,660
Salary paid to the President and CEO of the Subsidiary	78,535	79,808
Fair value of options issued to the President and CEO of the Subsidiary	--	15,509
Total transactions with related parties	$929,325	$1,470,548

NOTE 3 - EQUIPMENT

Amortization schedule for the equipment:

	September 30, 2016	December 31, 2015
Beginning of period	$32,578	$31,093
Additions	--	11,354
Amortization	(7,951)	(9,869)
End of period	$24,627	$32,578

The equipment consists of testing and laboratory tools and machinery, which is amortized on a straight-line basis over its useful life of five years.

NOTE 4 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans outstanding as at September 30, 2016 and December 31, 2015:

As at September 30, 2016
Principal Outstanding		Interest Rate per Annum	Accrued Interest	Total
$27,000		8%	$12,348	$39,348
49,500		7%	25,491	74,991
144,850	*	6%	4,517	149,367
15,000		0%	--	15,000
600,000		6%	39,037	639,037
110,000		10%	296	110,296
$946,350			$81,689	$1,028,039
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

As at December 31, 2015
Principal Outstanding		Interest Rate per Annum	Accrued Interest	Total
$27,000		8%	$10,068	$37,068
49,500		7%	21,674	71,174
137,283*	*	6%	32,948	170,231
173,911		0%	--	173,911
600,000		6%	11,036	611,036
$987,694			$75,726	$1,063,420
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

Quarry Bay and Tradex Loans and Advances

On April 7, 2015, the Company received a demand notice to repay outstanding notes payable issued to Quarry Bay Capital LLC. (“Quarry Bay”) and Tradex Capital Corp (“Tradex”).

On April 17, 2015, the Company made a payment of $100,000. On August 4, 2015, the Company reached an agreement with the lenders to extend the repayment of the outstanding loans in consideration for a $10,000 extension fee. The lenders agreed to extend the repayment term of 50% of the amount outstanding to September 26, 2015, and the repayment term of the remaining 50% balance to November 25, 2015. As at December 31, 2015, the Company repaid a total of $150,000.

During the nine month period ended September 30, 2016, the Company repaid an additional $200,000, of which $37,724 was applied toward interest accrued on the Quarry Bay Capital Loan, which accrued interest at a rate of 6% per annum.

As at September 30, 2016
	Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
Quarry Bay Loan*	$144,850	6%	$4,517	$149,367
	$144,850		$4,517	$149,367
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

As at December 31, 2015
	Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
Quarry Bay Loan	$33,000	0%	$-	$33,000
Quarry Bay Loan*	137,283	6%	32,948	170,231
Tradex Loan	15,000	0%	-	15,000
Tradex Loan*	110,910	0%	-	110,910
	$296,193		$32,948	$329,141
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

The loans have an interest rate of 6%, respectively, and are due December 31, 2016.

During the nine month period ended September 30, 2016, the Company recorded $25,645 in interest expense associated with the Norling Loans (2015 - $2,110). As at September 30, 2016, the Company owed $425,645 (2015 - $406,994) under the Norling Loans.

KF Business Ventures Bridge Loans

On August 31, 2015, the Company entered into a bridge loan agreement with KF Business Ventures, LP (“KFBV”), a company controlled by a director of the Company, whereby KFBV agreed to lend to the Company $200,000 in exchange for an unsecured promissory note (the “KFBV Bridge Loan”).

The loan has an interest rate of 6%, and is due December 31, 2016.

During the nine month period ended September 30, 2016, the Company recorded $13,392 in interest expense associated with the KFBV Bridge Loan (2015 - $986). As at September 30, 2016, the Company owed $213,392 (2015 - $204,041) under the KFBV Bridge Loan.

During September 2016, the Company issued an unsecured promissory note to KFBV for gross proceeds of $110,000 (the “KFBV Note”). The Company agreed to grant KFBV the right to offset the cash payable upon an  exercise of warrants to purchase shares of the Company’s common stock issued to KFBV against the corresponding amount payable of outstanding indebtedness under this KFBV Note.

The KFBV Note has an interest rate of 10%, and is due January 15, 2017.

During the nine month period ended September 30, 2016, the Company recorded $296 in interest expense associated with the KFBV Note (2015 - $Nil). As at September 30, 2016, the Company owed $110,296 (2015 - $Nil) under the KFBV Note.

Other Loans

In September and October of  its Fiscal 2010, the Company entered into a number of loan agreements with a third party creditor, whereby the third party creditor agreed to lend to the Company a total of $34,500 in exchange for unsecured promissory notes. On November 9, 2010, the Company entered into a loan agreement with another third party creditor, whereby the third party creditor agreed to lend to the Company $15,000 in exchange for an unsecured promissory note.

During the nine month period ended September 30, 2016, the Company recorded $3,818 in interest expense associated with these loans from third party creditors (2015 - $3,557). As at September 30, 2016, the Company owed $74,991 (2015 - $71,174) under these loans.

The loans have an interest rate of 7%, and are due on demand.

On December 12, 2011, the Company entered into a loan agreement with a third party creditor, whereby the third party creditor agreed to lend to the Company $15,000 in exchange for an unsecured promissory note. On February 13, 2012, the third party creditor entered into a second loan agreement with the Company, whereby the third party creditor agreed to lend to the Company an additional $12,000 in exchange for an unsecured promissory note.

During the nine month period ended September 30, 2016, the Company recorded $2,280 in interest expense associated with these loans (2015 - $2,103). As at September 30, 2016, the Company owed $39,348 (2015 - $37,068) under these loans.

The loans have an interest rate of 8%, and are due on demand.

On August 14, 2012, the Company entered into a loan agreement with a third party creditor, whereby the third party creditor agreed to lend to the Company $15,000 in exchange for an unsecured promissory note.

During the nine month period ended September 30, 2016, the Company recorded $Nil in interest expense associated with the loan from a third party (2015 - $Nil). As at September 30, 2016, the Company owed $15,000 (2015 - $15,000) under this loan.

The loan has an interest rate of 0%, and is due on demand.

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

During the nine month period ended September 30, 2016, the Company recognized accretion expense of $860,710 (September 30, 2015 - $219,527).

At September 30, 2016, the fair value of the derivative liabilities associated with the warrants issued pursuant to the First KF Loan Agreement was $146,972 (December 31, 2015 - $296,033).

At September 30, 2016 and December 31, 2015 the fair values of Amended Warrants, September Warrants, and First Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At September 30, 2016	At December 31, 2015
Expected Warrant Life	4.30 - 4.92 years	5 - 5.71 years
Risk-Free Interest Rate	1.14%	1.73%-1.76%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	32%-60%	32%-60%

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

The initial maturity date under the Second KF Loan Agreement was January 15, 2016, with an option to further extend the maturity date to January 15, 2017 by issuing additional share purchase warrants (the “Second Extension Warrants”) equal to one-half of the outstanding principal and unpaid interest as at January 15, 2016. The Second KF Loan is unsecured and has an effective interest rate of 1,729%, which was due primarily to the recording of non-cash accretion interest.

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

During the nine month period ended September 30, 2016, the Company recognized accretion expense of $1,267,288 (September 30, 2015 - $105,948).

At September 30, 2016, the fair value of the derivative liabilities associated with the Second KF Warrants and the Second Extension Warrants was $179,842 (December 31, 2015 - $375,369).

At September 30, 2016 and December 31, 2015, the fair values of the Second KF Warrants and Second Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At September 30, 2016	At December 31, 2015
Expected Warrant Life	4.30 - 4.92 years	5.05 - 5.71 years
Risk-Free Interest Rate	1.14%	1.73% - 1.76%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	15% - 60%	15% - 60%

Third KF Business Ventures Loan Agreement

On December 17, 2015, the Company entered into a Second KF Letter Agreement with the Lender, which was ratified by the formal definitive loan agreement signed on January 8, 2016 (the “Third KF Loan Agreement”). Under the Third KF Loan Agreement, the Lender agreed to lend to the Company $1,500,000 (the “Third KF Loan”), to be advanced in five equal installments of $300,000 each, commencing on execution of the Second KF Letter Agreement, and on the first day of each consecutive calendar month thereafter until fully advanced. A total of $1,200,000 was advanced in fiscal 2016.

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

During the nine month period ended September 30, 2016, the Company recognized accretion expense of $32,213 (2015 - $Nil).

At September 30, 2016, the fair value of the derivative liability associated with the Third KF Warrants and the Third KF Loan Conversion Feature was $141,968 (2015 - $274,560) and $1,313,547 (2015 - $2,335,498), respectively.

The fair value of the Third KF Warrants was calculated using the Binomial Lattice model at the grant date, and was revalued at the reporting dates using the following assumptions:

	At September 30, 2016	At December 31, 2015
Expected Warrant Life	4.30 years	5.05 years
Risk-Free Interest Rate	1.14%	1.76%
Expected Dividend Yield	Nil	Nil
Average Expected Stock Price Volatility	60%	60%

The fair value of the Third KF Loan Conversion Feature was calculated using the Binomial Lattice model at the grant date, and was revalued at the reporting dates using the following assumptions:

	At September 30, 2016	At December 31, 2015
Expected Life	0.29 years	1.04 years
Risk-Free Interest Rate	0.29%	0.65%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	57%	57%

Summary of the KF Loans Payable

A summary of the discounted carrying value, deferred financing costs, accumulated accrued interest, and principal of the KF Loans Payable is as follows:

As at September 30, 2016
	Discounted Carrying Value	Principal Outstanding	Accumulated Accrued Interest	Total
First KF Loan Payable	$2,164,799	$2,000,000	$563,603	$2,563,603
Second KF Loan Payable	1,980,564	2,400,000	470,513	2,870,513
Third KF Loan Payable	32,215	1,500,000	100,554	1,600,554
	4,177,578	5,900,000	1,134,670	7,034,670
Deferred Financing Costs	(4,021)	--	--	--
	$4,173,557	$5,900,000	$1,134,670	$7,034,670

As at December 31, 2015
	Discounted Carrying Value	Principal Outstanding	Accumulated Accrued Interest	Total
First KF Loan Payable	$1,304,090	$2,000,000	$379,543	$2,379,543
Second KF Loan Payable	713,276	2,400,000	264,424	2,664,424
Third KF Loan Payable*	1	1,500,000	1,151	1,501,151
	2,017,637	5,900,000	645,118	6,545,118
Deferred Financing Costs	(14,588)	--	--	--
	$2,003,049	$5,900,000	$645,118	$6,545,118
*As at December 31, 2015, $1,200,000 in principal under the Third KF Loan remained receivable.

Summary of the Derivative Liability - Conversion Feature

A summary of the derivative liabilities associated with the Conversion Feature under the Third KF Loan Agreement is as follows:

As at September 30, 2016
	Fair Value at December 31, 2015	Incremental Increase in Fair Value for Issuance	Change on Revaluation at Reporting Date	Fair Value at September 30, 2016
Third KF Loan Conversion Feature	$ 2,335,498	$ Nil	$ (1,021,951)	$ 1,313,547

As at December 31, 2015
	Fair Value at December 31, 2014	Incremental Increase in Fair Value for Issuance	Change on Revaluation at Reporting Date	Fair Value at December 31, 2015
Third KF Loan Conversion Feature	$ Nil	$990,239	$ 1,345,259	$ 2,335,498

Summary of the Derivative Liabilities - Warrants

A summary of the derivative liabilities associated with the warrants under the KF Loan Agreements and their amendments is as follows:

As at September 30, 2016
	Fair Value at December 31, 2015	Incremental Increase in Fair Value for Modification / Issuance	Change on Revaluation at Reporting Date	Fair Value at September 30, 2016
9,254,546 warrants (Amended Warrants and September Warrants)	$ 253,944	$ Nil	$ (128,934)	$ 125,010
1,194,332 warrants (First Extension Warrants)	42,089	Nil	(20,127)	21,962
9,600,000 warrants (Second KF Warrants)	329,472	Nil	(174,221)	155,251
1,337,320 warrants (Second Extension Warrants)	45,897	Nil	(21,306)	24,591
8,000,000 warrants (Third KF Warrants)	274,560	Nil	(132,592)	141,968
Total	$ 945,962	$ Nil	$ (477,180)	$ 468,782

As at December 31, 2015
	Fair value at December 31, 2014	Incremental Increase in Fair Value for Modification / Issuance	Change on Revaluation at Reporting Date	Fair Value at December 31, 2015
9,254,546 warrants (Amended Warrants and September Warrants)	$ 1,203,944	$ 91,603	$ (1,041,603)	$ 253,944
1,194,332 warrants (First Extension Warrants)	-	76,103	(34,014)	42,089
9,600,000 warrants (Second KF Warrants)	1,787,241	(1,558)	(1,456,211)	329,472
1,337,320 warrants (Second Extension Warrants)	-	85,214	(39,317)	45,897
8,000,000 warrants (Third KF Warrants)	-	509,760	(235,200)	274,560
Total	$ 2,991,185	$ 761,122	$ (2,806,345)	$ 945,962

KF Business Ventures, Deferred Financing Costs

During the year ended December 31, 2015, the Company recorded $50,538 in legal fees associated with securing the KFBV Loans. These fees are amortized over the remaining life of the loans; as of September 30, 2016, the Company recorded $10,297 (September 30, 2015 - $27,029) in interest expense associated with the amortization of these legal fees. During the period ended September 30, 2016, the Company started recognizing the deferred financing costs related to the loans as a direct deduction from the face amount of the loans.

NOTE 6 - SHARE CAPITAL

During the period ended September 30, 2016, pursuant to the Consulting Agreement with an unrelated party for investor relations services dated for reference September 4, 2015, the Company issued to the Consultant 50,000 shares of its common stock with a fair value of $2,248.

Warrants

A continuity schedule of warrants is as follows:

	September 30, 2016	December 31, 2015
Warrants, beginning	39,886,198	29,104,546
Warrants, issued	--	10,781,652
Warrants, outstanding	39,886,198	39,886,198

Details of warrants outstanding as at September 30, 2016 are as follows:

Exercise price	Expiry date	Number of warrants outstanding
$1.00	March 10, 2017	10,000,000
$0.50	August 1, 2018	500,000
$0.10	January 15, 2021	26,854,546
$0.10	September 1, 2021	2,531,652
		39,886,198

At September 30, 2016, the weighted-average exercise price and remaining contractual life of the outstanding share purchase warrants were $0.33 and 3.34 years, respectively.

Options

A summary of options is as follows:

	September 30, 2016	December 31, 2015
Options, beginning	6,300,000	2,600,000
Options, granted	--	3,800,000
Options, forfeited	--	(100,000)
Options, outstanding	6,300,000	6,300,000
Options, exercisable	3,800,000	2,700,000

During the nine month period ended September 30, 2016, the Company did not grant any options.

At September 30, 2016, the weighted-average exercise price and remaining contractual life of the outstanding options to purchase the shares of the Company’s common stock were $0.34 and 4.9 years, respectively.

Details of options outstanding as at September 30, 2016 are as follows:

Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.10	September 8, 2014	2,500,000	1,500,000
$0.50	December 1, 2014	100,000	100,000
$0.50	March 6, 2015	3,000,000	1,500,000
$0.50	May 1, 2015	500,000	500,000
$0.50	May 1, 2015	100,000	100,000
$0.50	July 8, 2015	100,000	100,000
		6,300,000	3,800,000

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

On September 8, 2014, the Company granted options to acquire up to 2,500,000 shares of the Company’s common stock to a Director (the “Options”). These Options were issued under the 2014 Plan.  The Options vest at a rate of 500,000 shares per year, beginning September 1, 2014, and had initial exercise price of $0.50 per share. The Options expire five years after the vesting date thereof. On December 17, 2015, the Options were repriced to $0.10 in accordance with the provisions under the Stock Option Agreement with the Director.

The grant date fair value of these options was $953,885. During the nine month period ended September 30, 2016, the Company recognized $176,867 as stock-based compensation during the period ended September 30, 2016 (2015 - $308,735).

The fair value was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At September 8, 2014
Expected Option Life	5 years
Average Risk-Free Interest Rate	1.98%
Expected Dividend Yield	Nil
Average Expected Stock Price Volatility	118%

On March 6, 2015, the Company granted options to acquire up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share to the CEO and a director of the Company. These Options were issued under the 2014 Plan. Options to acquire up to 1,000,000 shares of the Company’s common stock vested on March 23, 2015, and Options to acquire up to an additional 500,000 shares of the Company’s common stock vested on March 23, 2016. The remaining 1,500,000 options vest at a rate of 500,000 shares per year, beginning March 23, 2017. The options expire five years after the vesting date.

The grant date fair value of these Options was $413,944. During the nine month period ended September 30, 2016, the Company recognized $70,923 as stock-based compensation (2015 - $239,009) relating to these options.

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

The grant date fair value of these Options was $12,711. During the nine month period ended September 30, 2016, the Company recognized $4,329 as stock-based compensation (2015 - $5,222) relating to these options.

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

The forward-looking statements in this Quarterly Report on Form 10-Q for the interim period ended September 30, 2016, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

RECENT CORPORATE DEVELOPMENTS

During September 2016, we borrowed $110,000 from KFBV, in exchange for an unsecured promissory note dated September 13, 2016 (the “KFBV Note”).  The KFBV Note has an effective interest rate of 10%, and is due January 15, 2017. We agreed to grant KFBV the right to offset the cash payable upon exercise of warrants to purchase our shares of common stock issued to KFBV against the corresponding amount payable of outstanding indebtedness under this KFBV Note. We used the funds to support our daily operations and overhead costs.

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Three Months Ended September 30,		Percentage Increase /	Nine Months Ended September 30,		Percentage Increase /
	2016	2015	(Decrease)	2016	2015	(Decrease)
Revenue	$21,768	$11,390	91.1%	$70,988	$63,568	11.7%
Operating expenses	(274,630)	(548,065)	(49.9)%	(1,358,107)	(1,621,449)	(16.2)%
Accretion expense	(944,459)	(289,194)	226.6%	(2,160,210)	(325,475)	563.7%
Change in fair value of derivative liabilities	1,321,807	577,077	129.1%	1,499,131	2,283,703	(34.4)%
Interest expense	(14,164)	(7,693)	84.1%	(41,764)	(16,823)	148.3%
Stock-based compensation	(64,180)	(151,267)	(57.6)%	(252,118)	(650,786)	(61.3)%
Net income (loss)	$46,142	$(407,752)	111.3%	$(2,242,080)	$(267,262)	738.9%

Revenues

Our revenue increased by 91.1% to $21,768 during the three months ended September 30, 2016, from $11,390 during the three months ended September 30, 2015. The increase in revenue was attributed to increase in our consulting fees charged by our wholly owned subsidiary, Triton International, on the use and installation of emission abatement technologies; this increase was partially offset by $3,260 decrease in royalty revenue from our agreement with WebTech Wireless (“WebTech”), which terminated on October 31, 2015.

On a year-to-date basis, our revenue increased by $7,420, or 11.7% from $63,568 we recorded during the nine months ended September 30, 2015, to $70,988 we recorded during the nine months ended September 30, 2016. The increase was mainly associated with $22,543 increase in our consulting fees charged by our wholly owned subsidiary, Triton International, on the use and installation of emission abatement technologies; this increase was partially offset by $15,123 decrease in royalty revenue from our agreement with WebTech, which terminated on October 31, 2015.

We did not record any revenue from our main operations, being installation and servicing of our DSOX and Njord Systems (collectively, the “Emission Technologies”), at September 30, 2016, as the installations of our DSOX Systems for LMS and DCL projects were not completed.

Operating Expenses

During the three month period ended September 30, 2016, our operating expenses decreased by $273,435, or 49.9% from $548,065 for the period ended September 30, 2015, to $274,630 during the same period ended September 30, 2016.  This change was mainly associated with our efforts to control our overall operating costs, suspension of our LMS Project for the installation of the land-based DSOX System, and completion of the installation phase of the DSOX System on board a vessel operated by DCL.

During the nine month period ended September 30, 2016, our operating expenses decreased by 16.2% to $1,358,107 from $1,621,449 for the nine months ended September 30, 2015.

The most significant year-to-date changes in our operating expenses were as follows:

•

As part of our ongoing efforts to control our overhead costs Messrs. Aasen, Norling and Miller released the Company from its obligation to pay their payroll from July through October 2016. This resulted in a $175,514 decrease to our salaries and wages, which were reduced from $995,498 incurred during the nine month period ended September 30, 2015, to $819,984 incurred during the nine months ended September 30, 2016.

•

Our research and development costs during the period ended September 30, 2016, decreased by $40,923 to $30,348 incurred during this period. This decrease was associated with suspension of our LMS and DCL Projects during the year ended December 31, 2015.

•

During the nine month period ended September 30, 2016, our marketing expenses decreased by $22,254 from $66,684 we incurred during the nine month period ended September 30, 2015 to $44,430 we incurred during the nine months ended September 30, 2016.

•

During the nine month period ended September 30, 2016, our travel and entertainment expenses decreased by $61,781, to $36,103 incurred during the nine month period then ended. This decrease was mainly associated with our efforts to control our operating costs while our LMS and DCL Projects remain suspended.

Other Items

During the nine month period ended September 30, 2016, we recorded $2,160,210 in accretion expense that resulted from the difference between the stated interest rate and the implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First KF Loan, the Second KF Loan and the Third KF Loan (collectively, the “KF Loans”). During the same period of fiscal 2015, our accretion expense was determined to be $325,475.

Our interest expense increased by $24,941, or 148.3% from $16,823 for the nine month period ended September 30, 2015, to $41,764 for the nine month period ended September 30, 2016. This increase was mainly associated with interest accrued on the additional bridge financing we arranged during the third and fourth quarters of our fiscal 2015 with Mr. Norling and KFBV and with the accretion of deferred financing costs associated with the Third KF Loan.

During the nine month period ended September 30, 2016, we recorded $252,118 in stock-based compensation in respect of options to acquire up to 6,300,000 shares of our common stock (subject to certain vesting conditions) granted to our directors, officers and employees under the 2014 Plan. During the nine month period ended September 30, 2015, our stock-based compensation associated with the same options was determined to be $650,786.

The above items were offset by a gain of $1,499,131 on a change in the fair value of the derivative liabilities associated with the warrants we issued to KFBV pursuant to the KF Loans and the conversion feature available under the Third KF Loan Agreement. The change in the fair values of the derivative liabilities was a result of the decrease in the market price of our common stock at September 30, 2016 as compared to the market price of the stock at December 31, 2015.

Liquidity and Capital Resources

Our financial position was as follows at September 30, 2016 and December 31, 2015:

Working capital	September 30, 2016	December 31, 2015

Current assets	$661,134	$1,945,814
Current liabilities	9,377,951	6,678,586
Working capital deficit	$(8,716,817)	$(4,732,772)

As of September 30, 2016, we had a cash balance of $78,866, a working capital deficit of $8,716,817, and cash flows used in operations of $1,179,072 for the nine months then ended. Of our working capital deficit at September 30, 2016, $468,782 was attributed to the fair value of the derivative liability associated with the warrants we issued to KFBV as partial consideration for the KF Loans, and $1,313,547 was attributed to the conversion feature included in the Third KF Loan Agreement. During the nine month period ended September 30, 2016, we funded our operations with $1,310,000 we received pursuant to the Third KF Loan Agreement and the KFBV Note, and, to a minor extent, with cash received from consulting fees.

Our balance sheets at September 30, 2016 and December 31, 2015 do not reflect the full amount payable on account of principal and interest under the KF Loans.  Since the warrants issued as partial consideration for the KF Loans and the conversion feature available under the Third KF Loan Agreement were determined to be a derivative liability, pursuant to the guidance provided by ASC 815, the proceeds were allocated to the warrants and conversion feature, with amounts over and above cash proceeds recorded as financing costs. The principal amounts owing under the First KF Loan, the Second KF Loan and the Third KF Loan were assigned a $Nil value, and are being accreted over the life of the loans using an implied interest rate of 1,130% on the First KF Loan, 1,729% on the Second KF Loan, and 2,339% on the Third KF Loan.

As of September 30, 2016, we owed a total of $7,034,670 (2015 - $5,343,748) to KFBV under the terms of the First KF Loan, the Second KF Loan and the Third KF Loan, consisting of $5,900,000 (2015 - $4,700,000) in principal amount of all advances made to that date plus accrued interest thereon calculated using the stated interest rate of 10% per annum compounded monthly.  The KF Loans are due and payable on January 15, 2017, when the value of the loans will amount to $7,243,114, unless prepaid earlier.  A description of the KF Loans is provided under “Net Cash Provided by Financing Activities”.

In April 2015, Quarry Bay Capital LLC (“Quarry Bay”) and Tradex Capital Corp. (“Tradex”) provided us with a demand notice for the repayment of demand loans advanced to us during 2012 through 2014 (the Quarry Bay and Tradex loans and advances are hereinafter referred to as the “Quarry and Tradex Loans”).

In April 2015, we made arrangements to pay $100,000 of the total amount outstanding under the Quarry and Tradex Loans (which amount has been paid), with the balance to be repaid in 90 days following the first payment.  In August 2015 we made additional arrangements with the lenders whereby we have agreed to repay the amounts owing in two equal installments, due September 26, 2015 and November 25, 2015 in consideration for an “extension fee” of $10,000, which extension fee has been paid. On September 26, 2015, we reached a verbal agreement with the lenders to extend the agreed upon repayments to a future date to be mutually agreed upon. Concurrently with entering into the Third KF Loan Agreement, we renegotiated the repayment terms of the Quarry and Tradex Loans, and agreed to make $50,000 monthly payments until such time that all Quarry and Tradex Loans are paid in full. During the period covered by this Quarterly Report on Form 10-Q we repaid $200,000 under the Quarry and Tradex Loans. As of September 30, 2016 we owed Quarry Bay $149,367 (CAD$195,924) under the terms of the loan agreement with the company, which continued to accrue interest at 6% per annum, compounded monthly.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements during the nine month period ended September 30, 2016.  Our only significant source of financing during the nine month period ended September 30, 2016 came from the Third KF Loan and the loan we received pursuant to the KFBV Note.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under the KF Loans, which will become due and payable on January 15, 2017.

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

Cash Flows

	Nine Months Ended September 30,
	2016	2015
Cash flows used in operating activities	$(1,179,072)	$(1,885,472)
Cash flows provided by financing activities	1,147,724	1,500,000
Acquisition of equipment	-	(11,354)
Effects of foreign currency exchange	(1,924)	(5,562)
Net decrease in cash during the period	$(33,272)	$(402,388)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine month period ended September 30, 2016, was $1,179,072. This cash was primarily used to cover our cash operating expenses of $1,291,428 and to decrease our accrued liabilities by $24,974. These uses of cash were offset by decreases in our prepaid expenses of $15,559, accounts receivable of $4,974, and work in progress of $30,754, and by increase in our accounts payable of $11,972. In addition, increase in our wages payable and amounts due to related parties of $45,680 and $28,391, respectively, further reduced amount of cash we used in operations.

Net cash used in operating activities during the nine month period ended September 30, 2015, was $1,885,472. This cash was primarily used to cover our cash operating expenses of $1,557,627 and increase our work in progress by $205,164, which was associated with payments we made to our contractors for the manufacturing of the DSOX Systems, to acquire necessary parts and equipment, and to build the prototype of our Njord exhaust scrubber. We also decreased our wages payable by $48,646, and reduced our accounts payable and accrued liabilities by $26,401 and $36,880, respectively. In addition, increases in our accounts receivable of $33,655 further increased our cash used in operations. These uses of cash were offset by a $22,401 decrease in our prepaid expenses, and $500 increase in amounts due to related parties.

Non-cash transactions

During the nine months ended September 30, 2016, our net loss was further increased by the following expenses that did not have any impact on cash used in operations:

•

$252,118 in stock-based compensation associated with the fair value of options to purchase up to 6,300,000 shares of our common stock previously granted to our directors, officers and employees under our 2014 Stock Option Plan;

•

$2,160,210 in accretion expense that resulted from the difference between the stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the KF Loans and $10,298 in interest expense associated with the deferred financing fees to secure these Loans; and

•

$41,764 in interest we accrued on short-term notes and advances payable, which was offset by a $37,724 interest payment we made on Quarry Bay Loans.

In addition, we recorded $7,951 in amortization expense on our testing and laboratory equipment, $2,248 in stock-based compensation for investor relation services pursuant to the Consulting Agreement we entered into on September 4, 2015 with Robert Lipp, and a $12,918 loss that resulted from foreign exchange fluctuations on Canadian Dollar denominated loans and advances we received.

The negative effects of the above non-cash transactions were in part offset by the $477,180 gain we recorded on the revaluation of the derivative liability associated with the warrants we issued to KFBV as consideration for the KF Loans, and $1,021,951 gain on revaluation of conversion feature included in the Third KF Loan Agreement, as pursuant to the guidance provided by ASC 815, we must revalue derivative liability at each reporting period based on the value of the underlying variable on the reporting date; since the price of our common stock at September 30, 2016, was significantly lower compared to the price at December 31, 2015, this resulted in gain on revaluation.

During the nine months ended September 30, 2015, our net income was decreased by the following expenses that did not have any impact on cash used in operations:

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

•

$14,663 in stock-based compensation for investor relation services pursuant to the Consulting Agreement we entered into on September 4, 2015 with Robert Lipp, which comprised of $2,500 being a market value of 25,000 shares of our common stock we issued to Mr. Lipp on September 4, 2015 and $12,163 being a fair market value of warrants to purchase up to 250,000 shares of our common stock; and

•

$16,823 in interest we accrued on short-term notes and advances payable.

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

Net Cash Provided by Financing Activities

During the nine month period ended September 30, 2016, we received $1,200,000 from KFBV pursuant to our Third KF Loan Agreement, and $110,000 pursuant to the note payable we issued to KFBV. Robert C. Kopple, Chairman of our Board of Directors, is the principal of KFBV. These financing activities were reduced by $162,276 we paid to Quarry Bay and Tradex as partial repayment of loans and advances we received from these lenders during our fiscal 2012 through 2014.

During the nine months ended September 30, 2015, we received $1,200,000 from KFBV pursuant to our Second KF Loan Agreement, and $200,000 pursuant to our bridge loan from KFBV. In addition, we received $200,000 from Rasmus Norling, our President and Chief Technical Officer, pursuant to our bridge loan with Mr. Norling. During the same period we used $100,000 to reduce our non-interest bearing loans with Quarry Bay and Tradex.

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

As of September 30, 2016, we owed a total of $7,034,670 to KFBV under the terms of the KF Loans consisting of the full principal amount of all advances made to that date plus accrued interest thereon.

Going Concern

The notes to our financial statements at September 30, 2016, disclose our uncertain ability to continue as a going concern. We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to qualified customers in Europe. This royalty agreement ended on October 31, 2015, which ended the revenue from this source. Our emission abatement technologies have generated only limited revenue.

We have accumulated a deficit of $72,132,663 since inception and increased sales will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking contracts for our emission abatement technologies. As of the date of this Quarterly Report we have been contracted to install a land-based DSOX Fuel Purification System for LMS Ship Management Inc. (“LMS”), install DSOX System on board of a vessel operated by Magical Cruise Company, Limited (“DCL”), and entered into a Term Sheet Agreement for installation of two DSOX Systems for Prestige Cruise Holding Inc.  Despite these contracts we cannot provide assurance that we will be successful in generating additional sales. In addition, we have yet to record revenue from our LMS and DCL contracts, since the projects have not been completed; we also have no assurance that we will be able to record revenues from subsequent installations in the future.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties and consulting services arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At September 30, 2016, our allowance for doubtful accounts was $0.

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

Foreign Exchange Risk

We are subject to foreign exchange risk on some purchases which are denominated in Canadian dollars and/or Swedish kronor. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the U.S. dollar.  Foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currency result in gains and losses that are reflected in our Statement of Operations. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenue. Conversely, our net revenue will decrease when the U.S. dollar strengthens against foreign currencies. We do not believe that we have any material risk due to foreign currency exchange.

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

At September 30, 2016, we had $62,736 in cash on deposit with a large chartered Canadian bank, and $16,130 on deposit with a Swedish bank. Of these deposits approximately $16,924 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of income from our consulting services and is not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss. We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At September 30, 2016, we had $21,835 in accounts receivable outstanding.

Deferred Financing Costs

During the period ended September 30, 2016, we adopted ASU 2015-03 Guidance on Presentation of Debt Issuance Costs issued by the Financial Accounting Standards Board (“FASB”) and started recognizing financing costs associated with loans received as a direct deduction from the face amount of the loans.  The amortization of the financing costs is being reported as interest expense.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2016. Based on the evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect the majority of our future revenue to come from sales of our DSOX-20 Fuel Purification System, and our newly developed Njord System, which are heavily dependent on current and future IMO Regulations being enforced by international signatories to MARPOL Annex VI.  Currently the United States, Canada and the E.U. have Emission Control Area’s (ECA) in place that apply stringent engine emission standards and fuel sulfur limits to ships that operate in these ECA’s as set under MARPOL Annex VI.  There can be no assurance that other reductions in limits will be implemented as planned.  A change in the current and upcoming IMO regulations may have a significant material impact on our financial results.

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

As of September 30, 2016, we owed approximately $7,034,670 under the terms of the KF Loans. In addition to these amounts, we have other significant short term liabilities. There is no assurance that we will be able to service our debt obligations when due.

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

As of September 30, 2016, we owed a total of $7,034,670 to KFBV under the terms of the KF Loans, consisting of the full principal amount of all advances made to that date ($5,900,000) plus accrued interest thereon.   Outstanding principal plus interest under the KF Loans is due on January 15, 2017.

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

10.54	Amendment Agreement to those loan agreements dated July 28, 2015 and November 6, 2015 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling dated January 8, 2016.(35)
10.55	Promissory Note dated September 13, 2016, in respect of the principal sum of $110,000 between Triton Emission Solutions Inc. and KF Business Ventures, LP.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

TRITON EMISSION SOLUTIONS INC.

Date:	November 21, 2016	By:	/s/ Anders Aasen
ANDERS AASEN
Chief Executive Officer
(Principal Executive Officer)

Date:	November 21, 2016	By:	/s/ John Da Costa
JOHN DA COSTA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)