Form 10-K
period 2016-12-31
Triton Emission Solutions Inc.
filed 2017-04-14
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-33309

TRITON EMISSION SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0953557 (I.R.S. Employer Identification No.)

c/o 1130 West Pender Street, Unit 820 Vancouver, BC (Address of principal executive offices)	V6E 4A4 (Zip Code)

Registrant’s telephone number, including area code: 1-800-648-4287

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,469,146 based on the closing price on June 30, 2016.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 12, 2017
common stock - $0.001 par value	88,195,005

ii

iii

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

The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2016, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

On July 11, 2012, we effected a consolidation of our issued and outstanding common stock on a one-for-three basis (the “Reverse Split”), without decreasing our authorized capital. Upon completion of the Reverse Split,  we had an authorized capital of 205,000,000 shares, par value of $0.001 per share, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock, with 33,394,441 shares of common stock issued and outstanding. Neither Triton nor any of our subsidiaries, Ecolutions, Inc. and Triton Emission Solutions International AB., have been involved in any bankruptcy, receivership or similar proceedings. Except as described above, there have been no material reclassifications, mergers, consolidations, purchases or sales of a significant amount of assets not in the ordinary course of our business during the past three fiscal years.

BUSINESS OF TRITON EMISSION SOLUTIONS

We are in the business of developing and marketing emission abatement technologies for the marine industry worldwide.

A market for emission abatement technologies in the marine industry has emerged due to the introduction of more stringent regulations proposed by International Maritime Organization (“IMO”) in 2008, which came in force on July 1, 2010. These regulations govern sulfur and nitrogen emission levels in Emissions Control Areas (“ECA”). Currently there are two ECA’s in effect: a European ECA and a North-American ECA, with new control areas being established in ports in China.  As of January 1, 2015, the sulfur emission limits for ships operating in both ECA’s were lowered to 0.1% by mass, as compared to 1.0% by mass limit, which was in effect prior to that date. Outside of the ECA’s, global sulfur fuel limits have been reduced from 4.50% to 3.50% in 2012, and are going to be further reduced to 0.50% in 2020.

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

Our DSOX Fuel Purification Systems (the “DSOX-20” or “DSOX System”), when fully commissioned and verified, will provide a low-cost alternative to using high cost, low-sulfur fuels by allowing ship operators to clean the sulphur content from standard fuels prior to the combustion process in the ships engine.  The DSOX Systems also incorporate our Bio-Scrubber technology, removing alkali metals from existing fuels, decreasing maintenance costs and increasing the useful life of existing engines.

Our Njord Exhaust Gas Scrubber System (the “Njord Scrubber”) can be used in conjunction with our DSOX-20, which will allow to further reduce the sulfur content from exhaust gases, or installed as a standalone system, depending on the space allowed in a ship’s funnel.

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

DSOX Pre-Combustion Fuel Purification System Overview

Our DSOX-20 System is a patent pending pre-combustion de-sulfurization technology which was designed to remove alkali metals, such as sulfur and sodium, from heavy marine fuel. The DSOX-20 is based on our patented Bio Scrubber platform, integrating it with additional new proprietary technologies that we acquired from Mr. Norling, our former President and former Chief Technical Officer (“CTO”), in March 2014. These additional technologies react with and release the sulfur in the heavy marine fuel, allowing for an even cleaner by-product.

DSOX-20 can be installed on a ship without disruption to the ship’s operations as a completely independent fuel treatment system with its own fuel oil separators and fuel quality monitoring system.

Bio Scrubber Technology Overview

The Bio Scrubber is a patented system designed to significantly reduce the maintenance cost and premature failure of gas turbine engines by removing alkali metals that are usually present in fuel.

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

We acquired our patent application rights to the Bio Scrubber technology directly from Mr. Norling. On January 10, 2017, the Unites States Patent and Trademark Office granted us a patent No. US 9,540,571 B2.

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

With stringent emission standards of 0.5% sulfur in fuel set to come into effect in Europe and worldwide in 2020, it is expected that the scrubber market will encompass all ships spending extensive time in international waters as currently it is the most cost-effective solution to complying with the regulations.

___________________

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

LMS has the option to purchase up to 40 additional DSOX Systems on substantially same terms as the two original DSOX Systems contemplated under the LMS Agreement. This original option was set to expire on December 31, 2014. On January 20, 2015, we entered into an agreement with LMS dated as of January 12, 2015, extending the deadline for LMS to exercise its option to December 31, 2015; in November 2015, we extended the deadline to December 31, 2016, and on December 22, 2016, we extended the deadline to December 31, 2017. As of the date of this Annual Report on Form 10-K, LMS has not exercised its option to purchase additional DSOX Systems.

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

Since our DSOX-15 model was superseded by the DSOX-20 model, we reached a verbal agreement with DCL to upgrade the installation to the DSOX-20 at no extra cost.

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

As of the date of this Annual Report on Form 10-K the commissioning process remains suspended.

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

Competition

Even though the requirement for reduced SOx levels has been enacted since January 1, 2015, the market for emission abatement technologies, such as our DSOX-20 and Njord, is still in the early growing stage. There are approximately 20 various manufacturers of EGCS who provide technologies similar to ours. New competitors are also rapidly entering the industry in expectation of further reduction of SOx levels outside of ECA zones to 0.5% in 2020.

We are one of the smallest exhaust scrubber manufacturers and a relatively small participant in the emission abatement technologies sector; as such, we do not represent a competitive presence in the industry. Currently our main competitors in the industry are Ecospec, Wärtsilä, Alfa Laval, Ecospray and Clean Marine. LAB, Ionada, and Fuji Electric are some of the new competitors that have entered the industry recently. Many of our competitors are however limited to operating their closed loop with addition of various chemicals increasing operating costs and risks due to the nature and sensitivity of these chemicals. They also provide hybrid systems, which can operate both, closed and open loops, including open loop with chemical dosing.

Distribution and Supply Methods

We are using third party suppliers for production, as well as installation of our DSOX Systems and other Emission Technologies.

Patent Rights, License Agreements and Royalty Rights

DSOX Technology Rights

The technologies that form the basis of our DSOX Pre-Combustion Fuel Purification System are covered by certain patent applications that were either filed by us or filed by Mr. Norling and subsequently transferred to us.

In 2013, Mr. Norling, our former director, Presidnent and CTO, assigned US and European patent applications covering the Bio Scrubber technology to us under the terms of his previous employment agreement with us.

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

On January 10, 2017, the Unites States Patent and Trademark Office granted us a patent No. US 9,540,571 B2 entitled In-Line System For De-Salting Diesel Oil Supplied To Gas Turbine Engines.

GTM Contracts

We hold rights to the GTM Exhaust Scrubber technology, which are governed by Collaboration, Master Distributor and License Agreements with Green Tech Marine, AS (now Yara Marine Technologies), a Norwegian corporation (“Green Tech Marine” or “Yara”).  We acquired our rights under these agreements through our acquisition of Ecolutions.

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

As of the date of this Annual Report on Form 10-K we have not used our rights under GTM Contracts.

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

As of the date of this Annual Report on Form 10-K we have not made any sales of the Teak Shield fluoropolymer coatings, and have no intention to exercise our rights available to us under the Amended Teak Shield License.

Expenditures on Research and Development During the Last Two Fiscal Years

During the year ended December 31, 2016, we incurred $38,338 (2015 - $71,874) in expenses associated with the research and further development of our DSOX and Njord Systems.

Number of Total Employees and Number of Full Time Employees

As of the date of this Annual Report, we do not have any employees. Our subsidiary, Triton Emission Solutions International AB., has one full time employee, who is also an officer and director of our subsidiary.

During the year ended December 31, 2016, we had five full time employees. Due to the financial situation, we were required to lay off these employees as of July 1, 2016.

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

Risk Factors Associated with our Emission Abatement Technologies Line of Business

The recent resignation of Mr. Norling, our former director and Chief Technical officer, could significantly impair our ability to identify and secure new customer contracts, as well as complete the current LMS and DCL Project.

The recent resignation of Mr. Rasmus Norling, our former Chief Technical Officer, a director, and an inventor of our emission abatement technologies, could severely impair our ability to finalize our current LMS and DCL Projects, as well as to identify and secure new customer contracts, to maintain good customer relationships and to otherwise manage our business, which could have a material adverse effect on our financial performance and our ability to compete. We are currently in the process of identifying a new team of engineers to replace Mr. Norling and other team members who have resigned or were laid off during our fiscal 2016; however, there is no assurance that we will be successful in identifying such a team in a timely manner and on terms favourable to us.

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

Although we have entered into sales contracts with LMS and DCL, and have a term sheet agreement with Prestige, for the installation of our DSOX Systems, and we have completed installation of our DSOX System on board a DCL vessel, we have not yet obtained certification that our DSOX System installed on board the DCL vessel meets current MEPC standards. We have temporarily suspended our efforts on the LMS and DCL Projects until such time that we can identify a team of engineers who can succeed Mr. Norling and other team members who have resigned or were laid off during our fiscal 2016. As a result, we have not yet recorded revenue from the LMS or DCL Projects, and there is no assurance that our DSOX Systems as well as future installations of the Njord Systems will obtain certification under current MEPC Standards.

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

We expect the majority of our future revenue to come from sales of our DSOX-20 Fuel Purification System, and our newly developed Njord System, which are heavily dependent on current and future IMO Regulations being enforced by international signatories to MARPOL Annex VI. Currently the United States, Canada and the E.U. have Emission Control Area’s (ECA) in place that apply stringent engine emission standards and fuel sulfur limits to ships that operate in these ECA’s as set under MARPOL Annex VI. While sulfur oxide limit restrictions in these ECA’s have been reduced to the expected 0.1% by mass limit on January 1, 2015, and are scheduled to be further reduced in 2020 globally, there can be no assurance that this and other reductions in limits will be implemented as planned. A change in the current and upcoming IMO regulations may have a significant material impact on our financial results.

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

Resignations of Mr. Norling, our former President and CTO, and Mr. Aasen, our former CEO,  have left our current Board of Directors and Executive Officers with no relevant expertise in the emission abatement industry. Many of our competitors have top management with relevant experience and have greater financial resources than we do at this time. We intend to seek experienced management and engineers, as well as sales and consulting teams to continue development of our business and our products. However, since we have no history of earning revenue in this business line, there is no assurance that our business efforts will prove successful.

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

Our former Chief Technical Officer, former Senior Vice President of Business Development and Chairman of our Board each hold a significant amount of our outstanding common stock.  Together, they hold approximately 56.6% of our common stock and are able to exert considerable influence over our actions.

Rasmus Norling, a former director, Chief Technical Officer and President, and Mitchell Miller, a former director and Senior Vice President of Business Development, each own approximately 23.1% of our outstanding common stock.  Robert C. Kopple, Chairman of our Board of Directors, owns approximately 10.4% of our outstanding common stock.  Mr. Kopple also owns a significant number of warrants and options to purchase additional shares of our common stock, further increasing the number of shares beneficially owned by our current and former executive officers and members of our Board of Directors (See “Security Ownership of Certain Beneficial Holders and Management”).  In addition, Mr. Kopple is the principal of KF Business Ventures, LP, our principal creditor, which has loaned to us a total of $5,900,000 under the First KF Loan, the Second KF Loan, and the Third KF Loan.

Our current and former executive officers and directors, as identified above, have the power to exert considerable influence over our actions and the outcome of matters on which our stockholders are entitled to vote, including the election of directors and other significant corporate actions. The interests of Mr. Norling, Mr. Miller and Mr. Kopple may be different from the interests of our shareholders.

The loss of key members of our senior management team could disrupt the management of our business.

We believe that our success depends on the continued contributions of the members of our senior management team, including Mr. Rasmus Norling, our former Chief Technical Officer and one of our principal stockholders. In February of 2017, Mr. Norling tendered to us his resignation from all positions he had held with the Company. His resignation could impair our ability to identify and secure new customer contracts, to maintain good customer relationships and to otherwise manage our business, which could have a material adverse effect on our financial performance and our ability to compete.

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

As of December 31, 2016, we owed approximately $7,213,475 under the terms of the KFBV Loans.  In addition to these amounts, we have other significant short term liabilities.  There is no assurance that we will be able to service our debt obligations when due.

We have generated only limited cash from our operations to date. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the KFBV Loans, or to service our other debt obligations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing, we may be required to raise additional financing from other sources or re-negotiate the terms of our debt obligations.

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

As of December 31, 2016, we owed a total of $7,213,475 to KFBV under the terms of the KFBV Loans, consisting of the full principal amount of all advances made to that date plus accrued interest thereon.  Outstanding principal plus interest under the KFBV Loans was due on January 15, 2017. As of the date of this Annual Report on Form 10-K, the loans are in default, however, we have not been served with a default notice by KFBV.

Since we are not in position to pay our debt obligations, we will most likely seek to re-negotiate the terms of our debt obligations. Although Robert C. Kopple, the Chairman of our Board of Directors, is the principal of KFBV, there is no assurance that we will be able to re-negotiate the terms of the KFBV Loans. If we are unable to re-negotiate the terms of our debt obligations, our business could fail and our investors could lose their investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our business and mailing office is located at c/o 1130 West Pender Street, Unit 820, Vancouver, BC V6E 4A4.  Our Chief Financial Officer (“CFO”), Joao (John) da Costa, provides this space free of charge although he is under no obligation to do so.

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

High & Low Bids
Period ended	High	Low	Source
December 31, 2016	$0.04	$0.012	OTC Markets Group Inc.
September 30, 2016	$0.043	$0.02	OTC Markets Group Inc.
June 30, 2016	$0.04	$0.02	OTC Markets Group Inc.
March 31, 2016	$0.066	$0.03	OTC Markets Group Inc.
December 31, 2015	$0.091	$0.055	OTC Markets Group Inc.
September 30, 2015	$0.145	$0.062	OTC Markets Group Inc.
June 30, 2015	$0.22	$0.10	OTC Markets Group Inc.
March 31, 2015	$0.25	$0.14	OTC Markets Group Inc.

HOLDERS OF RECORD

As of March 30, 2017, we had approximately 55 holders of record, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. The transfer agent for Triton’s common stock is Pacific Stock Transfer Company with an address at 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV 89119 and their telephone number is 702-361-3033.

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

RECENT SALES OF UNREGISTERED SECURITIES

On September 4, 2015, we entered into a consulting agreement with an independent consultant. As consideration for the consultant’s agreement to provide us with investor relations services we agreed to  issue to the consultant a total of 100,000 shares in four equal quarterly installments of 25,000 shares each beginning on September 4, 2015, and non-transferrable warrants to purchase up to 250,000 shares of our common stock at an exercise price of $0.50 per share, expiring on August 1, 2018, subject to earlier termination in the event that consultant ceases to act for the Company prior to September 4, 2016.

During our fiscal 2016 we issued 50,000 shares of our common stock under the terms of the consulting agreement. The shares and warrants were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D on the basis of representations provided by the consultant that he is an accredited investor, as that term is defined in Regulation D.

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

Results of Operation

	Years Ended		Percentage
	December 31, 2016	December 31, 2015	Increase / (Decrease)
Revenue	$89,563	$88,199	1.5%
Operating expenses	(1,661,323)	(2,145,952)	(22.6)%
Accretion expense	(4,179,474)	(2,016,764)	107.2%
Financing costs	(13,755)	(292,741)	(95.3)%
Gain on change in fair value of derivative liability	1,510,789	1,461,084	3.4%
Impairment of work in progress	(529,221)	-	n/a
Impairment of equipment	(21,957)	-	n/a
Interest expense	(58,604)	(29,383)	99.4%
Stock-based compensation	(298,081)	(704,540)	(57.7)%
Net loss	$(5,162,063)	$(3,640,097)	41.8%

Revenues

Our revenue during the year ended December 31, 2016, stayed relatively consistent with December 31, 2015 results. During our fiscal 2016 we generated $89,563 from consulting fees charged by our wholly owned subsidiary, Triton International, on the use and installation of emission abatement technologies, up from $72,029 we generated during our fiscal 2015. During the year ended December 31, 2015, we generated additional $16,170, from royalties we received pursuant to our agreement with WebTech Wireless (“WebTech”), which terminated on October 31, 2015.

We did not record any revenue from our main operations, being installation and servicing of our Emission Technologies, as at December 31, 2016 and 2015 as the installations of our DSOX Systems for LMS and DCL projects were not completed.

Operating Expenses

During the year ended December 31, 2016, our operating expenses decreased by $484,629 or 22.6% from $2,145,952 for the year ended December 31, 2015, to $1,661,323 for the year ended December 31, 2016.  The change was mainly associated with our efforts to control our overall operating costs, suspension of our LMS Project, and completion of the installation phase of the DSOX System on board a vessel operated by DCL.

The most significant year-to-date changes in our operating expenses were as follows:

•

As part of our ongoing efforts to control our overhead costs Messrs. Aasen, Norling and Miller released the Company from its obligation to pay their payroll from July through October 2016. In addition, as of July 1, 2016, we had to furlough our other 2 employees. This resulted in a $480,960 decrease to our salaries and wages, which were reduced from $1,347,234 incurred during the year ended December 31, 2015, to $866,274 incurred during the year ended December 31, 2016.

•

Our research and development costs during the year ended December 31, 2016, decreased by $33,536 to $38,338 incurred during this period. The decrease was associated with the suspension of our LMS and DCM Projects.

•

We recorded $135,000 in consulting fees associated with November and December fees we accrued for services performed by Messrs. Norling, Miller and Aasen. We did not have similar expenses during the year ended December 31, 2015.

•

During the year ended December 31, 2016, our advertising and promotion expenses decreased by $47,126 from $93,089 we incurred during the year ended December 31, 2015 to $45,963 we incurred during the year ended December 31, 2016.

•

During the year ended December 31, 2016, our travel and entertainment expenses decreased by $75,597 to $36,525 incurred during the year then ended. This decrease was mainly associated with our efforts to control our operating costs while our LMS and DCL Projects remained suspended.

Other Items

During the year ended December 31, 2016, we recorded $4,179,474 (2015 - $2,016,764) in accretion expense that resulted from the difference between the stated interest rate and the implied interest rate we used to determine the fair value of the proceeds we received pursuant to the KF Loans.

During the year ended December 31, 2015, we recorded $292,741 in financing costs, of which $251,360 were associated with the fair value of the warrants we issued to KFBV pursuant to the Third KF Loan Agreement, repricing and extension of the original warrants issued under the First and the Second KF Loan Agreements, and the fair value of the extension warrants we issued to KFBV when we exercised our option to extend the maturity of the First and the Second KF Loans. Additional $31,381 in financing costs were associated with the legal fees we incurred to secure the KF Loans, and $10,000 we paid Quarry Bay Capital LLC and Tradex Capital Corp. in consideration for an extension on repayment of their loans. During the year ended December 31, 2016, we recorded $13,755 in financing costs, which were associated with the legal fees we incurred to secure the KF Loans.

Our interest expense associated with obligations other than the KF Loans increased by $29,221, or 99.4% from $29,383 for the year ended December 31, 2015, to $58,604 for the year ended December 31, 2016. The increase was associated with increased debt load we incurred to support our ongoing operations.

During the year ended December 31, 2016, we recorded $298,081 in stock-based compensation in respect of vested portion of options to acquire up to 3,100,000 shares of our common stock we granted to our directors, officers and employees under the 2014 Plan. During the year ended December 31, 2015, our stock-based compensation amounted to $704,540 and was associated with the options to acquire up to 6,400,000 shares of our common stock (subject to certain vesting conditions) we granted to directors, officers and employees.

The above items were offset by a gain of $1,510,789 on a change in the fair value of the derivative liability associated with the fair value of the warrants we issued to KF Business Ventures LP pursuant to the First KF Loan, the Second KF Loan and the Third KF Loan. The change in the fair value of the derivative liability was a result of the decrease in the market price of our common stock at December 31, 2016, as compared to the market price of the stock at December 31, 2015. During the year ended December 31, 2015, we recorded a gain on change in the fair value of derivative liability of $1,461,084, which also resulted from the decrease in the market value of our common stock at December 31, 2015, as compared to the value of the stock at the time of issuance of the warrants or as at December 31, 2014.

During the year ended December 31, 2016, we determined that it was unlikely that we will be able  to realize a future benefit from our LMS and DCL Projects. As such, we reduced the carrying value of the work in progress to $nil by recording an impairment expense of $529,221. In addition, we decided to write off the full value of testing and laboratory tools and machinery we acquired for the purposes of installation of our Fuel Purification Systems, as it was unlikely that we will be able to realize any future benefit from the equipment.

Liquidity and Capital Resources

Working Capital

Working capital	December 31, 2016	December 31, 2015

Current assets	$19,587	$1,945,814
Current liabilities	11,585,439	6,678,586
Working capital deficit	$(11,565,852)	$(4,732,772)

As of December 31, 2016, we had a cash balance of $3,794, a working capital deficit of $11,565,852, of which $194,344 was attributed to the fair value of the derivate liability associated with the warrants we issued to KF Business Ventures LP. as partial consideration for the KF Loans, and $1,576,327 was attributed to the conversion feature included in the Third KF Loan Agreement, and cash flows used in operations of $1,214,751 for the year then ended. During the year ended December 31, 2016, we funded our operations with $1,200,000 we received pursuant to the Third KF Loan; $110,000 we advanced from KF Business Ventures LP., and, to a minor extent, with the cash we received from the consulting fees.

Our balance sheets for the years ended December 31, 2016 and 2015 do not reflect the full amount payable on account of principal and interest under the KF Loans.  Since the warrants issued as partial consideration for the KF Loans and conversion feature available under the Third KF Loan Agreement were determined to be a derivative liability, pursuant to the guidance provided by ASC 815, the proceeds were allocated to the warrants and conversion feature, with amount over and above cash proceeds recorded as financing costs. The principals of the First KF Loan, the Second KF Loan and the Third KF Loan were assigned a $Nil value, and are being accreted over the life of the loans using an implied interest rate of 1,130% on the First KF Loan, 1,729% on the Second KF Loan, and 2,339% on the Third KF Loan.

As of December 31, 2016, we owed a total of $7,213,475 to KFBV under the terms of the First KF Loan, the Second KF Loan and the Third KF Loan, consisting of $5,900,000 in principal amount of all advances made to that date plus accrued interest thereon calculated using the stated interest rate of 10% per annum compounded monthly. The KF Loans were due and payable on January 15, 2017, when the value of the loans amounted to $7,021,659. As of the date of the filing of this Annual Report on Form 10-K, the KF Loans are in default, however, we have not been served with a default notice by KFBV. A description of the KF Loans is provided under “Net Cash Provided by Financing Activities”.

During the year ended December 31, 2016, we arranged for an additional financing for $110,000 with KFBV (the “KF Note”). The KF Note accrues interest at a rate of 10% per annum, and was payable on January 15, 2017. As part of the terms of the KFBV Note we agreed to grant KFBV the right to offset the cash payable by KFBV to exercise the warrants to purchase shares of our common stock against the corresponding amount we would have to pay for outstanding indebtedness under the KFBV Note.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for fiscal 2016.  Our only significant source of financing during the year ended December 31, 2016, came from our Third KF Loan, and KF Note.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under the First KF Loan, the Second KF Loan and the Third KF Loan, which became due and payable on January 15, 2017.

There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the KF Loans and Notes, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources, or re-negotiate the terms of our debt obligations. Our ability to raise financing is restricted under the terms of the KF Loan Agreements.  Under the terms of those agreements, we may not incur additional debt financing (other than trade payables incurred in the ordinary course of business), sell any material assets, sell any of our equity securities as part of any transaction that would result in a change in control, or engage in any corporate reorganization while any amounts remain outstanding under those agreements without KFBV’s prior written consent.

Although Robert C. Kopple, the Chairman of our Board of Directors, is the principal of KFBV, there is no assurance that we will be able to obtain additional financing from KFBV, re-negotiate the terms of the First KF Loan, the Second KF Loan, or the Third KF Loan, or obtain KFBV’s consent to other financing alternatives, if needed.

Cash Flows

	Years Ended December 31,
	2016	2015
Cash flows used in operating activities	$(1,214,751)	$(2,381,386)
Cash flows provided by financing activities	1,110,000	1,950,000
Cash flows used in investing activities	--	(11,354)
Effects of foreign currency exchange	(3,593)	(5,266)
Net decrease in cash during the year	$(108,344)	$(448,006)

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2016, was $1,214,751. This cash was primarily used to cover our cash operating expenses of $2,078,542 and to decrease our accrued liabilities by $31,846. These uses of cash were offset by $43,097 and $13,926 decreases in our prepaid expenses and accounts receivable, respectively, $203,968 increase in amounts due to related parties associated with the services provided by our officers during the second part of our fiscal 2016, and  $55,902 and $19,327 increases in accounts payable and wages payable, respectively. In addition, our use of cash was offset by $559,416 reduction in our work in progress, as we decided to impair the full amounts associated with LMS and DCL Projects.

Net cash used in operating activities during the year ended December 31, 2015, was $2,381,386. This cash was primarily used to cover our cash operating expenses of $2,094,397, increase our work in progress by $222,364, which was associated with payments we made to our contractors for the manufacturing of the DSOX Systems, to acquire necessary parts and equipment, and to build the prototype of our Njord Scrubber. We also decreased our wages payable and accounts payable by $24,862 and $60,857, respectively. In addition, increases in our accounts receivable of $23,189 further increased the cash we used in operations. These uses of cash were offset by a $15,777 decrease in our prepaid expenses, $6,394 increase in accrued liabilities, and $22,112 increase in amounts due to related parties.

Non-cash transactions

During the year ended December 31, 2016, our net loss was further increased by the following expenses that did not have any impact on cash used in operations:

•

$298,081 (2015 - $704,540) in stock-based compensation associated with the fair value of options to purchase shares of our common stock which we granted to our directors, officers and employees under our 2014 Stock Option Plan;

•

$13,755 (2015 - $282,741) in financing costs associated with the legal fees we paid to secure the KF Loans as well as the difference between the fair value of the warrants issued as consideration for the Third KF Loan, which resulted from the difference between the fair value of the warrants issued as consideration for the Third KF Loan and repricing and extension of the warrants issued as consideration for the First KF Loan and the Second KF Loan;

•

$4,179,474 (2015 - $2,016,764) in accretion expense that resulted from the difference between the stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the KF loans;

•

$10,621 (2015 - $9,869) in amortization expense we recorded on our testing and laboratory equipment;

•

$2,248 (2015 - $16,663) in stock-based compensation for investor relation services pursuant to the Consulting Agreement we entered into on September 4, 2015 with Robert Lipp; and

•

$20,880 (2015 - $29,383) in interest accrued on short-term notes and advances payable.

The negative effects of the above non-cash transactions were offset by $1,510,789 (2015 - $1,461,084) gain we recorded on the revaluation of the derivative liability associated with the warrants we issued to KF Business Ventures LP as consideration for the First KF Loan, the Second KF Loan, and the Third KF Loan. Pursuant to the guidance provided by ASC 815, the derivative liability must be revalued at each reporting period based on the value of the underlying variable on the specific date; since the price of our common stock at December 31, 2016 was significantly lower compared to the price at December 31, 2015 this resulted in gain on revaluation.

During the year ended December 31, 2016 our net loss was reduced by $9,570 in non-cash foreign exchange fluctuations on Canadian Dollar denominated transactions. During the year ended December 31, 2015, our net loss was further increased by $53,176 in non-cash foreign exchange fluctuations on Canadian Dollar denominated transactions.

Net Cash Provided by Financing Activities

During the year ended December 31, 2016, we received $1,200,000 from KF Business Ventures LP (“KFBV”) pursuant to our Third KF Loan Agreement. Robert C. Kopple, Chairman of our Board of Directors, is the principal of KFBV.  In addition, we received an additional $110,000 advance from KFBV, evidenced by the KF Note. These financing activities were reduced by $200,000 we paid to Quarry Bay Capital LLC and Tradex Capital Corp as partial repayment of loans and advances we received from these lenders during our fiscal 2012 through 2014.

During the year ended December 31, 2015, we received $1,200,000 from KF Business Ventures LP (“KFBV”) pursuant to our Second KF Loan Agreement and $300,000 pursuant to our Third KF Loan Agreement. Robert C. Kopple, Chairman of our Board of Directors, is the principal of KFBV.  In addition, we received $200,000 bridge loan from KFBV and $400,000 bridge loans from Rasmus Norling, our former CTO and President. These financing activities were reduced by $150,000 we paid to Quarry Bay Capital LLC and Tradex Capital Corp as partial repayment of loans and advances we received from these lenders during our fiscal 2012 through 2014.

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

Second Loan Agreement with KF Business Ventures LP

On July 28, 2014, we entered into a second loan agreement (the “Second Loan Agreement”) with KFBV, which was amended by that Amendment to First KF Loan Agreement, Second KF Loan Agreement and KF Bridge Loan Agreement dated January 8, 2016, which was earlier contemplated under that Binding Letter Agreement between the Company and the Lender dated December 17, 2015. Under the Second KF Loan Agreement KFBV agreed to lend to us up to $2,400,000, to be advanced in eight equal installments of $300,000 each, beginning on September 1, 2014, with the remaining installments advanced on the first day of each consecutive calendar month thereafter (the “Second KF Loan”). Advances under the Second KF Loan were conditional upon (1) our agreeing to amend the First KF Loan Agreement (see “First Loan Agreement with KF Business Ventures LP”); (2) our issuing to KFBV non-transferrable share purchase warrants for a total of 9,600,000 shares of our common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019, with cashless exercise rights for up to 4,800,000 shares; and (3) our agreeing with KFBV on a monthly budget for our Company. In addition, we agreed to appoint Robert C. Kopple, the principal of KFBV as Chairman of our Board of Directors (see "Changes in Executive Officers and Directors”).  Under the terms of the Second KF Loan Agreement, we may not incur additional debt financing (other than trade payables incurred in the ordinary course of business), sell any material assets, sell any of our equity securities, which may result in a change in control, or engage in any corporate reorganization while any amounts remain outstanding under those agreements without KFBV’s prior written consent.

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

At the discretion of KFBV, the principal and accrued but unpaid interest under the Third KF Loan may be converted into shares of the Company’s common stock at a conversion price of $0.10 per share, in minimum increments of $250,000 (the “Third KF Loan Conversion Feature”).

As of December 31, 2016, we owed a total of $7,213,475 to KFBV under the terms of the First KF Loan, the Second KF Loan and the Third KF Loan (cumulatively referred in this Form 10-K as “KF Loans”) consisting of the full principal amount of all advances made to that date plus accrued interest thereon.

As of the date of the filing of this Annual Report on Form 10-K the KF Loans are in default, however, we have not been served with a default notice by KFBV as the Company and Mr. Kopple are discussing a possibility to re-negotiate the terms of the KF Loan. However, there is no assurance that these negotiations will be successful.

Net Cash Used in Investing Activities

During the year ended December 31, 2015, we paid $11,354 acquiring necessary equipment for testing our DSOX Fuel Purification Systems. We did not have similar transactions during the fiscal 2016.

Going Concern

The notes to our financial statements at December 31, 2016, disclose our uncertain ability to continue as a going concern. We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to qualified customers in Europe. This royalty agreement ended on October 31, 2015, which ended the revenue from this source. Our Teak Shield contract has not generated any revenue.  Our emission abatement technologies have generated only limited revenue.

We have accumulated a deficit of $75,052,646 since inception and increased sales will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking contracts for our emission abatement technologies. As of the date of this Annual Report we have been contracted to install a land-based DSOX Fuel Purification System for LMS Ship Management Inc. (“LMS”), install DSOX System on board of a vessel operated by Magical Cruise Company, Limited (“DCL”), and entered into a Term Sheet Agreement for installation of two DSOX Systems for Prestige Cruise Holding Inc.  Despite these contracts we cannot provide assurance that we will be successful in generating additional sales. In addition, we have yet to record revenue from our LMS and DCL contracts, since the projects have not been completed; we also have no assurance that we will be able to record revenues from subsequent installations in the future.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At December 31, 2016 and 2015, our allowance for doubtful accounts was $0.

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

At December 31, 2016, we had $1,270 in cash on deposit with a large chartered Canadian bank, $2,524 on deposit with Swedish bank. Of these deposits approximately $2,566 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of income from our consulting services and is not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss. We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At December 31, 2016, we had $12,126 in accounts receivable outstanding.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Triton Emission Solutions Inc.

We have audited the accompanying consolidated balance sheets of Triton Emission Solutions Inc. (the “Company”) as at December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

April 11, 2017

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	December 31, 2016	December 31, 2015

ASSETS

Current assets
Cash	$3,794	$112,138
Accounts receivable	12,126	27,111
Prepaids	3,667	46,776
Loan receivable	--	1,200,000
Work in progress	--	559,789
	19,587	1,945,814

Equipment	-	32,578
	$19,587	$1,978,392

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$167,768	$112,449
Accrued liabilities	43,423	75,304
Wages payable	46,808	30,467
Unearned revenue	2,075,000	2,075,000
Notes and advances payable	1,041,416	1,063,420
Due to related parties	244,075	40,486
Derivative liabilities - warrants	194,344	945,962
Derivative liability - conversion feature	1,576,327	2,335,498
Loans payable	6,196,278	--
	11,585,439	6,678,586

Long-term loans	--	2,003,049
Total liabilities	11,585,439	8,681,635

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 88,195,005 issued and outstanding at December 31, 2016 ( December 31, 2015 - 88,145,005)	88,195	88,145
Obligation to issue shares	46,410	46,410
Additional paid in capital	63,345,881	63,045,602
Accumulated deficit	(75,052,646)	(69,890,583)
Accumulated other comprehensive income	6,308	7,183
	(11,565,852)	(6,703,243)
	$19,587	$1,978,392

The accompanying notes are an integral part of these consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year Ended December 31,
	2016	2015

Consulting revenue	$89,563	$72,029
Royalty revenue	-	16,170
Total revenues	89,563	88,199

Amortization	10,621	9,869
General and administrative expenses	1,612,364	2,064,209
Research and development	38,338	71,874
Loss before other items	(1,571,760)	(2,057,753)

Other items
Accretion expense	(4,179,474)	(2,016,764)
Change in fair value of derivative liabilities	1,510,789	1,461,084
Financing costs	(13,755)	(292,741)
Impairment of work in progress	(529,221)	--
Impairment of equipment	(21,957)	--
Interest	(58,604)	(29,383)
Stock-based compensation	(298,081)	(704,540)

Net loss	(5,162,063)	(3,640,097)

Foreign exchange translation	(875)	(4,263)
Comprehensive loss	$(5,162,938)	$(3,644,360)

Net loss per share - basic and diluted	$(0.06)	$(0.04)

Weighted average number of shares outstanding - basic and diluted	88,164,511	88,104,936

The accompanying notes are an integral part of these consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

						Accumulated
			Obligation	Additional		Other
	Common shares		to Issue	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Capital	Deficit	Income / (Loss)	Total

Balance at December 31, 2014	88,095,005	$88,095	$46,410	$62,324,449	$(66,250,486)	$11,446	$(3,780,086)

Stock-based compensation	--	--	--	704,540	--	--	704,540
Fair value of warrants issued for investor relation services	--	--	--	12,163	--	--	12,163
Shares issued for investor relation services	50,000	50	--	4,450	--	--	4,500
Net loss for the year	--	--	--	--	(3,640,097)	--	(3,640,097)
Translation to reporting currency	--	--	--	--	--	(4,263)	(4,263)

Balance at December 31, 2015	88,145,005	88,145	46,410	63,045,602	(69,890,583)	7,183	(6,703,243)

Stock-based compensation	--	--	--	298,081	--	--	298,081
Shares issued for investor relation services	50,000	50	--	2,198	--	--	2,248
Net loss for the year	--	--	--	-	(5,162,063)	--	(5,162,063)
Translation to reporting currency	--	--	--	-	--	(875)	(875)

Balance at December 31, 2016	88,195,005	$88,195	$46,410	$63,345,881	$(75,052,646)	$6,308	$(11,565,852)

The accompanying notes are an integral part of these consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year Ended December 31,
	2016	2015

Cash flows used in operating activities

Net loss	$(5,162,063)	$(3,640,097)

Non-cash items
Accretion expense	4,179,474	2,016,764
Accrued interest	58,604	29,383
Amortization	10,621	9,869
Financing costs	13,755	282,741
Foreign exchange (gain) loss	9,570	(53,176)
Change in fair value of derivative liability	(1,510,789)	(1,461,084)
Impairment of equipment	21,957	--
Investor relations fees, non-cash	2,248	16,663
Stock-based compensation	298,081	704,540

Changes in operating assets and liabilities
Accounts receivable	13,926	(23,189)
Prepaids	43,097	15,777
Work in progress	559,416	(222,364)
Accounts payable	55,902	(60,857)
Accrued liabilities	(31,846)	6,394
Wages payable	19,327	(24,862)
Due to related parties	203,968	22,112
Net cash used in operating activities	(1,214,751)	(2,381,386)

Cash flows from financing activities
Long-term loan	1,200,000	1,500,000
Notes and advances payable	110,000	600,000
Repayment of notes payable	(200,000)	(150,000)
Net cash provided by financing activities	1,110,000	1,950,000

Cash flows used in investing activities
Acquisition of equipment	--	(11,354)
Net cash used in investing activities	--	(11,354)

Effects of foreign currency exchange	(3,593)	(5,266)

Net increase in cash	(108,344)	(448,006)
Cash, beginning	112,138	560,144
Cash, ending	$3,794	$112,138

Cash paid for:
Income tax	$--	$--
Interest	$37,724	$--

The accompanying notes are an integral part of these consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2016, the Company has not achieved profitable operations, has a working capital deficit of $11,565,852 and accumulated a deficit of $75,052,646. Subsequent to December 31, 2016, majority of the Company's notes payable became due, and as of the date of the filing of these financial statements are in default. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

Principles of consolidation

The consolidated financial statements include the accounts of Triton Emission Solutions Inc. and its wholly-owned subsidiaries, Ecolutions Inc., and the Subsidiary. On consolidation, all intercompany balances and transactions are eliminated.

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

Financial instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, notes and advances payable, and amounts due to related parties. The fair values of these financial instruments approximate their carrying values. The loans payable to KF Business Ventures, LP (the "KFBV Loans") were recorded at a discount on initial recognition and subsequently at amortized cost. The fair value of the KFBV Loans is equivalent to their face value plus accrued interest which is disclosed in Note 6.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties and KF Business Ventures loans (Notes 5 and 6), at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Due to a company controlled by the Chief Financial Officer (“CFO”)	$92,803	$703
Due to the former Chief Executive Officer (“CEO”)	46,860	10,490
Due to the former President and Chief Technical Officer (“CTO”)	59,798	14,798
Due to the former Senior Vice President (“VP”) of Business Development	41,117	--
Due to the former VP of Engineering	195	195
Due to the CEO and President of Subsidiary	3,302	14,300
Due to related parties	$244,075	$40,486

Amounts are unsecured, due on demand and bear no interest.

The Company incurred the following expenses with related parties:

	December 31, 2016	December 31, 2015
Salary paid to the former CEO	$135,000	$209,659
Consulting fees paid to the former CEO	45,000	--
Fair value of options issued to the former CEO (Note 8)	88,936	268,103
Administrative fees incurred to a company controlled by the CFO	180,000	157,500
Management fees incurred to the CFO	--	22,500
Salary paid to the former President and CTO	135,000	270,000
Consulting fees paid to the former President and CTO	45,000	--
Fair value of options issued to a Director and Chairman (Note 8)	204,816	326,898
Salary paid to the former Senior VP of Business Development	135,000	270,000
Consulting fees paid to the former Senior VP of Business Development	45,000	--
Salary paid to the former VP of Engineering	42,000	102,668
Fair value of options issued to the former Vice President of Engineering (Note 8)	4,328	63,660
Salary paid to the President and CEO of the Subsidiary	105,526	120,732
Fair value of options issued to the President and CEO of the Subsidiary	--	19,119
Total transactions with related parties	$1,165,607	$1,830,839

NOTE 4 - EQUIPMENT

Amortization schedule for the equipment:

	December 31, 2016	December 31, 2015
Beginning of year	$32,578	$31,093
Additions	--	11,354
Amortization	(10,621)	(9,869)
Impairment	(21,957)	--
End of year	$--	$32,578

The equipment consists of testing and laboratory tools and machinery amortized on a straight-line basis over its useful life of five years.

NOTE 5 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans outstanding as at December 31, 2016 and 2015:

As at December 31, 2016
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$13,145	$40,145
49,500	7%	26,819	76,319
141,506*	6%	6,623	148,129
15,000	0%	--	15,000
600,000	6%	48,723	648,723
110,000	10%	3,100	113,100
$943,006		$98,410	$1,041,416
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

As at December 31, 2015
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$10,068	$37,068
49,500	7%	21,674	71,174
137,283*	6%	32,948	170,231
173,911	0%	--	173,911
600,000	6%	11,036	611,036
$987,694		$75,726	$1,063,420
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

During the year ended December 31, 2016, the Company repaid an additional $200,000, of which $37,724 was applied toward interest accrued on the Quarry Bay Capital Loan, which accrues interest at a rate of 6% per annum.

As at December 31, 2016
	Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
Quarry Bay Loan*	$141,506	6%	$6,623	$148,129
	$141,506		$6,623	$148,129
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

As at December 31, 2015
	Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
Quarry Bay Loan	$33,000	0%	$-	$33,000
Quarry Bay Loan*	137,283	6%	32,948	170,231
Tradex Loan	15,000	0%	-	15,000
Tradex Loan*	110,910	0%	-	110,910
	$296,193		$32,948	$329,141
*The carrying values of these loans are denoted in Canadian dollars and are translated into US dollars at the end of each reporting period.

Norling Bridge Loans

On July 28, 2015 and November 6, 2015, the Company entered into two separate bridge loan agreements (the “Norling Loans”) with its former President and CTO, Rasmus Norling.  Pursuant to the Norling Loans, Mr. Norling agreed to lend to the Company total of $400,000 in exchange for unsecured promissory notes.

The Norling Loans have an interest rate of 6% and were due December 31, 2016. During the year ended December 31, 2016, the Company recorded $25,102 in interest expense associated with the Norling Loans (2015 - $6,995). As at December 31, 2016, the Company owed $432,097 (2015 - $406,994) under the Norling Loans.

As of December 31, 2016, the Norling Loans are in default, however, the Company has not been served with a default notice by Mr. Norling.

KF Business Ventures Bridge Loan and Note Payable

On August 31, 2015, the Company entered into a bridge loan agreement with KF Business Ventures, LP (“KFBV”), a company controlled by a director of the Company, whereby KFBV agreed to lend to the Company $200,000 in exchange for an unsecured promissory note (the “KFBV Bridge Loan”).

The KFBV Bridge Loan has an interest rate of 6%, and was due December 31, 2016. During the year ended December 31, 2016, the Company recorded $12,585 in interest expense associated with the KFBV Bridge Loan (2015 - $4,041). As at December 31, 2016, the Company owed $216,626 (2015 - $204,041) under the KFBV Bridge Loan.

As of December 31, 2016, the KFBV Bridge Loan is in default, however, the Company has not been served with a default notice by KFBV.

During September 2016, the Company issued an unsecured promissory note to KFBV for gross proceeds of $110,000 (the “KFBV Note”). As part of the terms of the KFBV Note the Company agreed to grant KFBV the right to offset the cash payable by KFBV to exercise the warrants to purchase shares of the Company’s common stock against the corresponding amount the Company would have to pay for outstanding indebtedness under this KFBV Note.

The KFBV Note has an interest rate of 10% and was due January 15, 2017. During the year ended December 31, 2016, the Company recorded $3,100 in interest expense associated with the KFBV Note (2015 - $Nil). As at December 31, 2016, the Company owed $113,100 (2015 - $Nil) under the KFBV Note.

As of the date of the filing of these consolidated financial statements the KFBV Note is in default, however, the Company has not been served with a default notice by KFBV.

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

The loans have an interest rate of 7%, and are due on demand. During the year ended December 31, 2016, the Company recorded $5,145 in interest expense associated with these loans from third party creditors (2015 - $4,798). As at December 31, 2016, the Company owed $76,319 (2015 - $71,174) under these loans.

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

The loans have an interest rate of 8%, and are due on demand. During the year ended December 31, 2016, the Company recorded $3,077 in interest expense associated with these loans (2015 - $2,841). As at December 31, 2016, the Company owed $40,145 (2015 - $37,068) under these loans.

On August 14, 2012, the Company entered into a loan agreement with a third party creditor, whereby the third party creditor agreed to lend to the Company $15,000 in exchange for an unsecured non-interest bearing promissory note payable on demand.

NOTE 6 - KFBV LOANS AND DERIVATIVE LIABILITY

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

In consideration for the First KF Loan Agreement, as amended on March 10, 2014 (the “March Amendment”), the Company issued to the Lender non-transferrable share purchase warrants to purchase a total of 6,904,546 shares exercisable at a price of $1.00 per share (the “First KF Warrants”) (Note 8). Warrants for 2,450,000 shares had an original expiry date of January 15, 2015, and warrants for 4,454,546 shares had an original expiry date of January 15, 2018. At the discretion of the Lender the First KF Warrants for up to 3,452,273 shares of common stock could have been acquired by way of a cashless exercise.

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

On September 8, 2014, the Company entered into a Second Amendment Agreement (the “September Amendment”) to extend the maturity of the First KF Loan to January 15, 2016, and replace 18 equal monthly installments with a one-time payment of principal and accrued interest. Furthermore, the Company was given an option to further extend the repayment of the First KF Loan to January 15, 2017, by issuing additional share purchase warrants (the “First Extension Warrants”) equal to one-half of the outstanding principal and unpaid interest as at January 15, 2016. The Extension Warrants were to have an initial exercise price of $0.50 per share expiring on September 1, 2021.

As consideration for the September Amendment, the Company issued to the Lender additional warrants for the purchase of up to 2,350,000 shares (the “September Warrants”), with an initial exercise price of $0.50 per share and expiring on January 15, 2019, with cashless exercise rights for up to 1,175,000 shares. In addition, the Company agreed to decrease the exercise price for the First KF Warrants (the “Amended Warrants”) from $1.00 per share to $0.50 per share and extend the expiration date of warrants for up to 2,450,000 shares of the Company’s common stock from January 15, 2015, to January 15, 2016. The September Warrants also included the Down-Round Provision (Note 8).

On December 17, 2015 (the “December Amendment Date”), as part of the second definitive Letter Agreement with KFBV (the “Second KF Letter Agreement”), which was superseded by a formal Loan Agreement dated January 8, 2016, the Company agreed to decrease the exercise price for Amended Warrants and September Warrants from $0.50 per share to $0.10 per share and extend the expiration date of warrants to January 15, 2021. In addition, the Company exercised its option to extend the maturity of the First KF Loan to January 15, 2017, by issuing the Lender 1,194,332 First Extension Warrants, being an equivalent to one-half of the outstanding principal and unpaid interest on the First KF Loan as at January 15, 2016. First Extension Warrants have an initial exercise price of $0.10 per share expiring on September 1, 2021.

As of the date of the filing of these consolidated financial statements, the First KF Loan is in default, however, the Company has not been served with a default notice by KFBV.

During the year ended December 31, 2016, the Company recognized accretion expense of $1,262,228 (December 31, 2015 - $1,303,522).

At December 31, 2016, the fair value of the derivative liability associated with the warrants issued pursuant to the First KF Loan Agreement was $67,380 (December 31, 2015 - $296,033).

At December 31, 2016 and 2015 the fair values of Amended Warrants, September Warrants, and First Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At December 31, 2016	At December 31, 2015
Expected Warrant Life	4.04 - 4.67 years	5 - 5.71 years
Risk-Free Interest Rate	1.93%	1.73%-1.76%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	32%-60%	32%-60%

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

The initial maturity date under the Second KF Loan Agreement was January 15, 2016, with an option to further extend the maturity date to January 15, 2017, by issuing additional share purchase warrants (the “Second Extension Warrants”) equal to one-half of the outstanding principal and unpaid interest as at January 15, 2016. The Second KF Loan is unsecured and has an effective interest rate of 1,729%, which was due primarily to the recording of non-cash accretion interest.

In consideration for the Second KF Loan Agreement, the Company issued to the Lender non-transferrable share purchase warrants for a total of 9,600,000 shares of the Company’s common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019 (the “Second KF Warrants”) (Note 8). At the discretion of the Lender the Second KF Warrants for up to 4,800,000 shares of common stock can be acquired by way of a cashless exercise.

The Second KF Warrants were determined to be a derivative under ASC 815; therefore, at initial measurement, the proceeds were allocated to the fair value of the Second KF Warrants first and any residual proceeds to the loan principal.

At issuance date, the fair value of the Second KF Warrants was $5,388,652 and a value of $Nil was allocated to the principal.

On December 17, 2015, as part of the Second KF Letter Agreement, which was superseded by a formal Loan Agreement dated January 8, 2016, the Company agreed to decrease the exercise price for the Second KF Warrants from $0.50 per share to $0.10 per share and extend the expiration date of these warrants to January 15, 2021. The Second KF Warrants included a down-round provision whereby the exercise price of the Second KF Warrants could have been adjusted to the lowest offering price of any options, warrants or shares issued subsequent to the issuance of the Second KF Warrants.  In addition, the Company exercised its option to extend the maturity of the Second KF Loan to January 15, 2017, by issuing the Lender 1,337,320 Second Extension Warrants, being an equivalent to one-half of the outstanding principal and unpaid interest as at January 15, 2016. Second Extension Warrants have an initial exercise price of $0.10 per share expiring on September 1, 2021.

As of the date of the filing of these consolidated financial statements, the Second KF Loan is in default, however, the Company has not been served with a default notice by KFBV.

During the year ended December 31, 2016, the Company recognized accretion expense of $2,077,081 (December 31, 2015 - $713,241).

At December 31, 2016, the fair value of the derivative liabilities associated with the Second KF Warrants and the Second Extension Warrants was $67,764 (December 31, 2015 - $375,369).

At December 31, 2016 and 2015, the fair values of the Second KF Warrants and Second Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At December 31, 2016	At December 31, 2015
Expected Warrant Life	4.04 - 4.67 years	5.05 - 5.71 years
Risk-Free Interest Rate	1.93%	1.73% - 1.76%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	15% - 60%	15% - 60%

Third KF Business Ventures Loan Agreement

On December 17, 2015, the Company entered into a Second KF Letter Agreement with the Lender, which was ratified by the formal definitive loan agreement signed on January 8, 2016 (the “Third KF Loan Agreement”). Under the Third KF Loan Agreement, the Lender agreed to lend to the Company $1,500,000 (the “Third KF Loan”), to be advanced in five equal installments of $300,000 each, commencing on execution of the Second KF Letter Agreement, and on the first day of each consecutive calendar month thereafter until fully advanced. A total of $1,200,000 was advanced in fiscal 2016 (2015 - $300,000).

The maturity date under the Third KF Loan Agreement was January 15, 2017. The Third KF Loan is unsecured and has an effective interest rate of 2,339%, which was due primarily to the recording of non-cash accretion interest. At the discretion of the Lender the principal and accrued but unpaid interest under the Third KF Loan may be converted into shares of the Company’s common stock at a conversion price of $0.10 per share, in minimum increments of $250,000 (the “Third KF Loan Conversion Feature”). The Down-Round Provision is included in the Third KF Loan Conversion Feature.

In consideration for the Third KF Loan Agreement, the Company issued to the Lender non-transferrable share purchase warrants for a total of 8,000,000 shares of the Company’s common stock, exercisable at a price of $0.10 per share for a period expiring January 15, 2021 (the “Third KF Warrants”). At the discretion of the Lender the Third KF Warrants for up to 4,000,000 shares of common stock can be acquired by way of a cashless exercise (Note 8). The Down-Round Provision is included in the Third KF Warrants.

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

As of the date of the filing of these consolidated financial statements, the Second KF Loan is in default, however, the Company has not been served with a default notice by KFBV.

During the year ended December 31, 2016, the Company recognized accretion expense of $840,166 (2015 - $1).

At December 31, 2016, the fair value of the derivative liability associated with the Third KF Warrants and the Third KF Loan Conversion Feature was $59,200 (2015 - $274,560) and $1,576,327 (2015 - $2,335,498), respectively.

At December 31, 2016 and 2015 the fair value of the Third KF Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At December 31, 2016	At December 31, 2015
Expected Warrant Life	4.04 years	5.05 years
Risk-Free Interest Rate	1.70%	1.76%
Expected Dividend Yield	Nil	Nil
Average Expected Stock Price Volatility	60%	60%

At December 31, 2016 and 2015 the fair value of the Third KF Loan Conversion Feature was revalued using the Binomial Lattice model using the following assumptions:

	At December 31, 2016	At December 31, 2015
Expected Life	0.04 years	1.04 years
Risk-Free Interest Rate	0.44%	0.65%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	57%	57%

Summary of KF Loans Payable

A summary of the discounted carrying value, deferred financing costs, accumulated accrued interest, and principal of KF loans payable is as follows:

As at December 31, 2016
	Discounted Carrying Value	Principal Outstanding	Accumulated Accrued Interest	Total
First KF Loan Payable	$2,566,317	$2,000,000	$628,764	$2,628,764
Second KF Loan Payable	2,790,357	2,400,000	543,475	2,943,475
Third KF Loan Payable	840,168	1,500,000	141,236	1,641,236
	6,196,842	5,900,000	1,313,475	7,213,475
Deferred Financing Costs	(564)	--	--	--
	$6,196,278	$5,900,000	$1,313,475	$7,213,475

As at December 31, 2015
	Discounted Carrying Value	Principal Outstanding	Accumulated Accrued Interest	Total
First KF Loan Payable	$1,304,090	$2,000,000	$379,543	$2,379,543
Second KF Loan Payable	713,276	2,400,000	264,424	2,664,424
Third KF Loan Payable*	1	1,500,000	1,151	1,501,151
	2,017,637	5,900,000	645,118	6,545,118
Deferred Financing Costs	(14,588)	--	--	--
	$2,003,049	$5,900,000	$645,118	$6,545,118
*As at December 31, 2015, $1,200,000 in principal under the Third KF Loan remained receivable.

Summary of the Derivative Liability - Conversion Feature

A summary of the derivative liabilities associated with the Conversion Feature under the Third KF Loan Agreement is as follows:

As at December 31, 2016
	Fair Value at December 31, 2015	Incremental Increase in Fair Value for Issuance	Change on Revaluation at Reporting Date	Fair Value at December 31, 2016
Third KF Loan Conversion Feature	$ 2,335,498	$ Nil	$ (759,171)	$ 1,576,327

As at December 31, 2015
	Fair Value at December 31, 2014	Incremental Increase in Fair Value for Issuance	Change on Revaluation at Reporting Date	Fair Value at December 31, 2015
Third KF Loan Conversion Feature	$ Nil	$990,239	$ 1,345,259	$ 2,335,498

Summary of the Derivative Liabilities - Warrants

A summary of the derivative liabilities associated with the warrants under the KF Loan Agreements and their amendments is as follows:

As at December 31, 2016
	Fair Value at December 31, 2015	Incremental Increase in Fair Value for Modification / Issuance		Change on Revaluation at Reporting Date	Fair Value at December 31, 2016
9,254,546 warrants (Amended Warrants and September Warrants)	$253,944	$	Nil	$(195,641)	$58,303
1,194,332 warrants (First Extension Warrants)	42,089		Nil	(33,012)	9,077
9,600,000 warrants (Second KF Warrants)	329,472		Nil	(271,872)	57,600
1,337,320 warrants (Second Extension Warrants)	45,897		Nil	(35,733)	10,164
8,000,000 warrants (Third KF Warrants)	274,560		Nil	(215,360)	59,200
Total	$945,962	$	Nil	$(751,618)	$194,344

As at December 31, 2015
	Fair value at December 31, 2014	Incremental Increase in Fair Value for Modification / Issuance		Change on Revaluation at Reporting Date	Fair Value at December 31, 2015
9,254,546 warrants (Amended Warrants and September Warrants)	$1,203,944		$91,603	$(1,041,603)	$253,944
1,194,332 warrants (First Extension Warrants)	--		76,103	(34,014)	42,089
9,600,000 warrants (Second KF Warrants)	1,787,241		(1,558)	(1,456,211)	329,472
1,337,320 warrants (Second Extension Warrants)	--		85,214	(39,317)	45,897
8,000,000 warrants (Third KF Warrants)	--		509,760	(235,200)	274,560
Total	$2,991,185		$761,122	$(2,806,345)	$945,962

KF Business Ventures, Deferred Financing Costs

During the year ended December 31, 2015, the Company recorded $50,538 in legal fees associated with securing the KFBV Loans. These fees are amortized over the remaining life of the loans; as of December 31, 2016, the Company recorded $13,755 (December 31, 2015 - $30,865) in interest expense associated with the amortization of these legal fees. During the period ended September 30, 2016, the Company started recognizing the deferred financing costs related to the loans as a direct deduction from the face amount of the loans.

NOTE 7 - WORK IN PROGRESS AND UNEARNED REVENUE

During its fiscal 2013 and 2014, the Company received a total of $2,075,000 in non-refundable deposits on account of the building and installation of its Fuel Purification Systems. The company recorded a total of $529,221 in work in progress associated with these contracts, which consisted of cost of parts and equipment, as well as fees charged by external consultants required to fulfill these contracts.

At December 31, 2016, the Company determined that it was unlikely that the future benefit from the installation of its Fuel Purification Systems will be realized. As such, at December 31, 2016, the Company reduced the carrying value of the work in progress to $nil by recording an impairment expense of $529,221.

NOTE 8 - SHARE CAPITAL

During the year ended December 31, 2016, pursuant to a consulting agreement with an unrelated party for investor relations services dated for reference September 4, 2015, the Company issued to the consultant 50,000 shares of its common stock with a fair value of $2,248.

During the year ended December 31, 2015, pursuant to the consulting agreement with an unrelated party for investor relations services dated for reference September 4, 2015, the Company issued to the consultant 50,000 shares of its common stock with a fair value of $4,500.

Warrants

A continuity schedule of warrants is as follows:

	December 31, 2016	December 31, 2015
Warrants, beginning	39,886,198	29,104,546
Warrants, issued	--	10,781,652
Warrants, outstanding	39,886,198	39,886,198

Details of warrants outstanding as at December 31, 2016 are as follows:

Exercise price	Expiry date	Number of warrants outstanding
$1.00	March 10, 2017	10,000,000
$0.50	August 1, 2018	500,000
$0.10	January 15, 2021	26,854,546
$0.10	September 1, 2021	2,531,652
		39,886,198

At December 31, 2016, the weighted-average exercise price and remaining contractual life of the outstanding share purchase warrants were $0.33 and 3.09 years, respectively.

Options

A summary of options is as follows:

	December 31, 2016	December 31, 2015
Options, beginning	6,300,000	2,600,000
Options, granted	--	3,800,000
Options, forfeited	--	(100,000)
Options, outstanding	6,300,000	6,300,000
Options, exercisable	3,800,000	2,700,000

During the year ended December 31, 2016, the Company did not grant any options.

At December 31, 2016, the weighted-average exercise price and remaining contractual life of the outstanding options to purchase the shares of the Company’s common stock were $0.34 and 4.64 years, respectively.

Details of options outstanding as at December 31, 2016 are as follows:

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

The grant date fair value of these options was $953,885. During the year ended December 31, 2016, the Company recognized $204,817 as stock-based compensation (2015 - $326,898).

The fair value was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At September 8, 2014
Expected Option Life	5 years
Average Risk-Free Interest Rate	1.98%
Expected Dividend Yield	Nil
Average Expected Stock Price Volatility	118%

On March 6, 2015, the Company granted options to acquire up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share to the former CEO and a former director of the Company. These Options were issued under the 2014 Plan. Options to acquire up to 1,000,000 shares of the Company’s common stock vested on March 23, 2015, and Options to acquire up to an additional 500,000 shares of the Company’s common stock vested on March 23, 2016. The remaining 1,500,000 options vest at a rate of 500,000 shares per year, beginning March 23, 2017. The options expire five years after the vesting date, or 30 days after the resignation of the option holder.

The grant date fair value of these Options was $413,944. During the year ended December 31, 2016, the Company recognized $88,936 as stock-based compensation (2015 - $268,103) relating to these options.

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

The grant date fair value of these Options was $12,711. During the year ended December 31, 2016, the Company recognized $4,328 as stock-based compensation (2015 - $8,382) relating to these options.

The fair value was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At May 1, 2015
Expected Option Life	5 years
Risk-Free Interest Rate	1.71%
Expected Dividend Yield	Nil
Average Expected Stock Price Volatility	126%

NOTE 9 - INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	December 31, 2016	December 31, 2015
Net loss	$(5,162,063)	$(3,640,097)
Statutory tax rate	35.0%	35.0%
Expected income tax recovery	(1,806,722)	(1,274,034)
Permanent differences	1,230,598	749,661
Change in tax rates	--	5,359,346
Difference in foreign tax rates	29,364	31,778
Change in valuation allowance	(546,760)	(4,866,751)
Income tax recovery	$--	$--

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	December 31, 2016	December 31, 2015
Deferred income tax assets
Non-capital losses carried forward	$6,816,000	$4,862,000
Intangible asset	14,874,000	16,115,000
Less: Valuation allowance	(21,690,000)	(20,977,000)
Net deferred income tax assets	$--	$--

At December 31, 2016 and 2015, the Company had a deferred tax asset that related to net operating losses. A full valuation allowance has been established; as management believes it is more likely than not that the deferred tax asset will not be realized.

As at December 31, 2016, the Company has net operating loss carry forwards of approximately $19,151,000 (2015 - $13,900,000) to reduce future federal and state taxable income. These losses expire by 2036.

The Company is not currently subject to any income tax examinations by any tax authority. Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

NOTE 10 - SUBSEQUENT EVENT

On April 3, 2017, the Company advanced $125,600 to a former director and officer as payment for a laboratory acceptance test to be completed on the Company’s technology. The advance was funded by a short term loan from a director of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our Chief Financial Officer and the Chairman of the Board of Directors, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Financial Officer and Chairman of our board of directors, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms due to limited segregation of duties.

Management’s Report on Internal Controls over Financial Reporting

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (SOX). Our internal control over financial reporting is a process designed under the supervision of our former Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, it was found that the internal controls cannot be relied upon, due to the limited segregation of duties.

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

Our management team is listed below:

Name	Position(s)

Joao (John) da Costa	Chief Financial Officer, Treasurer, Corporate Secretary and Director
Robert Kopple	Chairman and Director

Joao (John) da Costa: Mr. da Costa (52) has been our CFO, Treasurer, Corporate Secretary and a member of our Board of Directors since May 2002. Mr. da Costa previously acted as our Chief Executive Officer and President from February 2006 until May 2012. Mr. da Costa has more than twenty years of experience providing bookkeeping and accounting services to both private and public companies and is the founder and president of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003.  In addition to Triton Emission Solutions Inc., Mr. da Costa currently serves as the CFO, Treasurer and a director of Red Metal Resources Ltd., a company reporting under the Exchange Act and engaged in the business of acquiring and exploring mineral claims.  Mr. da Costa also currently serves as the CFO, Secretary and a director of Kesselrun Resources Ltd., a Canadian reporting company listed on the TSX Venture Exchange.

Robert Kopple: Mr. Kopple (73) was appointed as Chairman of our Board of Directors on September 8, 2014, pursuant to the terms of the Second KF Loan Agreement. Mr. Kopple is an experienced investor, businessman, and lawyer who co-founded the firm Kopple and Klinger in 1992 where he advises and assists clients with complex estate and gift tax issues and issues in the transfer of family wealth and family businesses. Mr. Kopple represents non-citizens and non-residents of the United States in a variety of challenging estate and tax issues.  Prior to co-founding Kopple and Klinger in 1992, Mr. Kopple practiced at a top national law firm in their Los Angeles office.  In addition, Mr. Kopple manages interests in real estate and operating companies. He has provided equity and debt financing for a number of both public and private businesses and serves on the board of directors of several corporations.

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC.  Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, the following persons have, during the fiscal year ended December 31, 2016, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Robert C. Kopple Chairman, Director and Greater than 10% Beneficial Owner	2(1)	2	nil

(1)

On January 8, 2016, we issued to KF Business Ventures, LP (“KFBV”) warrants to purchase up to 2,531,652 shares of our common stock as required under the terms of the amendments to the First KF Loan and Second KF Loan. On January 8, 2016 we issued to KFBV warrants to purchase up to 8,000,000 shares of our common stock and agreed to the conversion rights, whereby KFBV is entitled to receive up to 15,000,000 shares of our common stock upon exercise of these rights in the aggregate principal amount of $1,500,000, as required under the terms of the Third KF Loan Agreement.  The Form 4 required to be filed by Mr. Kopple as a result of the issuance of these warrants and grant of conversion rights was filed on February 24, 2016.

Mr. Kopple was late filing a Form 4 reflecting an open market transaction that took place on December 29, 2016.

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

As of December 31, 2016, we did not have a written audit committee charter or similar document and have not adopted any specific policies or procedures for the engagement of non-audit services.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
John da Costa(1) CFO, Treasurer and Secretary	2016 2015	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	180,000(1) 180,000	180,000 180,000
Anders Aasen(2),(3) Former CEO	2016 2015	135,000 209,659	nil nil	nil nil	88,936 268,103	nil nil	nil nil	45,000 nil	268,936 477,762
Rasmus Norling(4),(5) Former President CTO, and CEO	2016 2015	135,000 270,000	nil nil	nil nil	nil nil	nil nil	nil nil	45,000 nil	180,000 270,000
Mitchell Miller(6),(7) Former Senior VP of Business Development	2016 2015	135,000 270,000	nil nil	nil nil	nil nil	nil nil	nil nil	45,000 nil	180,000 270,000
Jeffery Buczek(8) Former VP Engineering	2016 2015	42,000 102,668	nil nil	nil nil	nil 63,660(8)	nil nil	nil nil	nil nil	42,000 166,328

(1)

Represents $180,000 we paid or accrued to Da Costa Management Corp., of which John da Costa is the sole director and shareholder, for professional, administrative and accounting services.

(2)

Mr. Aasen resigned as our Chief Executive Officer on February 7, 2017.

(3)

Mr. Aasen was entitled to an annual base salary of $270,000 ($22,500 per month). Due to the Company’s financial situation, Mr. Aasen agreed to release the Company from its obligation to pay his payroll from July through October 2016. We recorded $45,000 as owing to Mr. Aasen for his consulting services during the November and December period. In addition we granted Mr. Aasen options to acquire up to 3,000,000 shares of our common stock at a price of $0.50 per share, subject to a certain vesting conditions. During the year ended December 31, 2016, we recognized 88,936 (2015 - $268,103) as stock-based compensation associated with vested portion of options we issued to Mr. Aasen.

(4)

Mr. Norling resigned as our Chief Technical Officer and as President on February 7, 2017.

(5)

Mr. Norling was entitled to an annual base salary of $270,000 ($22,500 per month). Due to the Company’s financial situation, Mr. Norling agreed to release the Company from its obligation to pay his payroll from July through October 2016. We recorded $45,000 as owing to Mr. Norling for his consulting services during the November and December period.

(6)

Mr. Miller resigned as our Senior VP of Business Development on February 13, 2017.

(7)

Mr. Miller was entitled to an annual base salary of $270,000 ($22,500 per month). Due to the Company’s financial situation, Mr. Miller agreed to release the Company from its obligation to pay his payroll from July through October 2016. We recorded $45,000 as owing to Mr. Miller for his consulting services during the November and December period.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unvested stock awards for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2016.

OPTION AWARDS
Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Vest Date	Option Expiration Date

Anders Aasen(1)	1,000,000	-	$0.50	23-Mar-15	23-Mar-2020
Former CEO,	500,000	-	$0.50	23-Mar-16	23-Mar-2021
and Director*	-	500,000	$0.50	23-Mar-17	23-Mar-2022
	-	500,000	$0.50	23-Mar-18	23-Mar-2023
	-	500,000	$0.50	23-Mar-19	23-Mar-2024

Rasmus Norling	10,000,000(2)	-	$1.00	10-Mar-14	10-Mar-17
Former President,
CTO, CEO,
and Director*

Mitchell Miller	nil	-	-	-	-
Former Senior VP of
Business Development
and Director*

OPTION AWARDS
Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Vest Date	Option Expiration Date

Joao (John) da Costa	nil	-	-	-	-
CFO, Treasurer,
Secretary and Director

Jeff Buczek	500,000(3)	-	-	1-May-15	1-May-2020
Former VP of Engineering and
Director

*

Messrs. Norling and Aasen resigned from all posts they held with the Company on February 7, 2017; Mr. Miller resigned from all his posts with the Company on February 13, 2017.

(1)

Represents options issued to Mr. Aasen under his Employment Agreement, entered into on March 6, 2015 and made effective on March 23, 2015. These options expired on March 7, 2017, pursuant to provisions of the 2014 Stock Option Plan.

(2)

Represents warrants issued to Mr. Norling under his Management Consulting Agreement, entered into on March 10, 2014. These warrants expired unexercised.

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

Cancellation of Norling Employment Agreement, and Entry into Consulting and Other Agreements

On March 10, 2014, we cancelled and terminated the terms of Mr. Norling’s previous employment agreement and instead entered into a Management Consulting Agreement with Mr. Norling. Under the terms of his Management Consulting Agreement, Mr. Norling agreed to continue to act as our Chief Technical Officer and was entitled to a consulting fee of $22,500 per month starting March 1, 2014.  In addition, we issued to Mr. Norling warrants to purchase up to 10,000,000 shares of our common stock at an initial exercise price of $1.00 per share (the “Norling Warrants”).  The Norling Warrants were exercisable for a period of three years provided that, if Mr. Norling ceases to act for us:

(a)

for a reason involving fraud, breach of contract or failure to follow the directives of our Board of Directors, the Norling Warrants will expire 30 days after Mr. Norling ceases to act for us, and

(b)

for any other reason, the Norling Warrants will expire 90 days after Mr. Norling ceases to act for us.

The Norling Warrants expired unexercised.

On October 1, 2014, we implemented a payroll system whereby majority of our officers and management team, who are US Citizens, were required to be treated as employees, requiring the Company to withhold and remit to IRS payroll taxes associated with their employment. As such, we began treating Mr. Norling as an employee rather than an independent consultant. Mr. Norling was employed on substantially the same terms as set out in his Management Consulting Agreement, including his gross salary of $22,500 per month. Due to the Company’s financial situation, Mr. Norling agreed to release the Company from its obligation to pay his payroll from July through October 2016. As of November 2016, we started accruing $22,500 in consulting fees for Mr. Norling’s services. Mr. Norling resigned from all positions he had held with the Company on February 7, 2017.

Employment Agreement with Anders Aasen

On March 6, 2015, we entered into an employment agreement with Anders Aasen, pursuant to which Mr. Aasen agreed to join the Company as our Chief Executive Officer and a director, effective March 23, 2015. Mr. Aasen was entitled to an annual base salary of $270,000 per year beginning March 23, 2015. In addition to the base salary, we granted to Mr. Aasen options (the “Aasen Options”) to purchase up to 3,000,000 restricted shares of our common stock at an initial exercise price of $0.50 per share out of the Company’s 2014 Stock Option Plan. Aasen Options to acquire up to 1,000,000 shares of our common stock vested on March 23, 2015 and options to acquire up to 500,000 shares of our common stock vested on March 23, 2016. The remaining Aasen Options were to vest at a rate of 500,000 shares per year, beginning March 23, 2017. All Aasen Options expired on March 7, 2017, pursuant to the provisions of 2014 Stock Option Plan.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our December 31, 2016, fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2).  Compensation paid to directors who were also named executive officers during our December 31, 2016 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert C. Kopple(1)	nil	nil	$204,816	nil	nil	nil	$204,816

(1)

On September 8, 2014, we issued to Mr. Kopple options to purchase up to 2,500,000 shares of our common stock under our 2014 Stock Option Plan (the “Kopple Options”).  The cost assigned to the Kopple Options during the year ended December 31, 2016, was calculated to be $204,816 using the Black-Scholes option pricing model at the grant date.  The Kopple Options vest at a rate of 500,000 shares per year, beginning September 1, 2014, provided that any unvested options will immediately vest and become exercisable upon Mr. Kopple’s resignation, death, incapacity or failure to serve as a director and Chairman of our Board of Directors other than as a result of a removal for cause or a failure to be re-elected resulting from Mr. Kopple’s refusal to stand for re-election or if Mr. Kopple or his affiliates fail to vote their respective shares in favor of Mr. Kopple’s re-election or re-appointment.  The initial exercise price of the Kopple Options is $0.50 per share, but is subject to adjustment in the event that we subsequently issue any shares of our common stock or any options, warrants, convertible instruments or similar instruments at a purchase, exercise or conversion price less than $0.50 per share.  Under our Third KF Loan Agreement, we issued warrants for the purchase of shares of our common stock exercisable at $0.10 per share to KFBV.  Mr. Kopple is the principal of KFBV.  As a result of the issuance of these warrants, the exercise price of the Kopple Options was automatically reduced to $0.10 per share. The Kopple Options expire five years after the vesting date thereof.

Other than the options granted to Mr. Kopple, we do not have any compensation arrangements with Mr. Kopple for acting as a member of our Board or as our Chairman.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following tables set forth certain information concerning the number of shares of our common stock owned beneficially as of March 30, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following tables does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.  As of March 30, 2017, there were 88,195,005 shares of our common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners (more than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Rasmus Norling(1) 2067 Calle Espana Apt. 2 San Juan, Puerto Rico 09011	20,350,000	23.1%

Common Stock	KF Business Ventures, LP 10866 Wilshire Boulevard Suite 1500 Los Angeles, California 90024	53,552,865(2)	40.4%

Common Stock	Kopple Financial, Inc. 10866 Wilshire Boulevard Suite 1500 Los Angeles, California 90024	53,552,865(2)	40.4%

Common Stock	Robert C. Kopple 10866 Wilshire Boulevard, Suite 1500 Los Angeles, California 90024	55,052,865(2)(3)	41.1%

Common Stock	Mitchell R. Miller(1) 103 De Diego Avenue Unit 601 San Juan, PR 00911-3529	20,350,000	23.1%

Security Ownership of Management

Title of Class	Name ofBeneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Anders Aasen(1) Former Chief Executive Officer and Former Director	nil	0%

Common Stock	Rasmus Norling(1) Former President, Former Chief Technology Officer, and Former Director	20,350,000	23.1%

Common Stock	John da Costa Chief Financial Officer, Treasurer, Secretary and Director	nil	0%

Common Stock	Mitchell Miller(1) Former Senior VP of Business Development and Former Director	20,350,000	23.1%

Common Stock	Robert Kopple Chairman of the Board of Directors	55,052,865 (2)(3)	41.1%

Common Stock	Directors and Executive Officers (as a group)	95,752,865	71.4%

(1)

Mr. Anders Aasen and Rasmus Norling tendered their resignations from the posts Messrs. Aasen and Norling held with the Company on February 7, 2017. Mr. Mitchell Miller resigned as the Senior Vice President of Business Development and as a director of the Company effective February 13, 2017.

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

(3)

The shares beneficially owned by Mr. Kopple include (i) the shares beneficially owned by KFBV; (ii) options to purchase up to 500,000 shares of our common stock exercisable at a price of $0.10 per share, expiring September 1, 2019; (iii) options to purchase up to 500,000 shares of our common stock exercisable at a price of $0.10 per share, expiring September 1, 2020, and (iv) options to purchase up to 500,000 shares of our common stock exercisable at a price of $0.10 per share, expiring September 1, 2021.  In addition, Mr. Kopple has been granted options for the purchase of up to 1,000,000 additional shares of our common stock pursuant to the Company’s 2014 Stock Option Plan, which options vest at a rate of 500,000 shares on September 1 of 2017 and 2018, subject to certain early vesting provisions.  The shares issuable pursuant to these options have not been included in the shares beneficially owned by Mr. Kopple as they are not exercisable within the next 60 days, subject to the triggering of certain early vesting provisions.

Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of December 31, 2016, our most recent fiscal year end:

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

Options and Warrants Granted to Consultants Outside of 2014 Plan

As at December 31, 2016, we had the following outstanding options and warrants issued outside of our 2014 Plan to certain consultants and employees in exchange for their services:

(1)

On or about March 10, 2014, in consideration for his agreement to act as our Chief Technical Officer, we issued to Rasmus Norling, warrants to purchase up to 10,000,000 shares of our common stock at a price of $1.00 per share, exercisable for a period ending on March 10, 2017.  These warrants are subject to the terms and conditions of our Management Consulting Agreement with Mr. Norling, entered into as of the same date and contain early termination provisions in the event that Mr. Norling ceases to provide services to us prior to the scheduled expiration date. On March 10, 2017, the warrants issued to Mr. Norling expired unexercised.

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

Transactions with Related Persons

Since January 1, 2016, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Loans from KF Business Ventures, LP

We are party to three separate Loan Agreements with KF Business Ventures, LP (“KFBV”). Robert C. Kopple, our Chairman and a member of our Board of Directors, is the principal of KFBV.  As of December 31, 2016, we owed a total of $7,213,475 to KFBV under the terms of the KF Loans, consisting of the full principal amount of all advances made to that date plus accrued interest thereon.  A detailed description of the KF Loans is provided under Item 7 of this Annual Report on Form 10-K.

Note Payable to KF Business Ventures

In September 2016, we issued an unsecured promissory note to KFBV for gross proceeds of $110,000 (the “KFBV Note”). As part of the terms of the KFBV Note we agreed to grant KFBV the right to offset the cash payable by KFBV to exercise the warrants to purchase shares of the Company’s common stock against the corresponding amount the Company would have to pay for outstanding indebtedness under this KFBV Note. The KFBV Note has an interest rate of 10% and was due January 15, 2017. During the year ended December 31, 2016, we recorded $3,100 in interest expense associated with the KFBV Note. As of the date of the filing of this Annual Report on Form 10-K the KFBV Note is in default, however, we have not been served with a default notice by KFBV.

Bridge Loans from KF Business Ventures, LP and Rasmus Norling

During the year ended December 31, 2015, we entered into several bridge loan agreements with KF Business Ventures, LP (“KFBV”) and Mr. Rasmus Norling, our former President and CTO. Pursuant to the bridge loans, KFBV agreed to lend to us $200,000 and Mr. Norling agreed to lend to us $400,000. The principal amounts accumulate interest at 6% per annum compounded monthly and were due on December 31, 2016, as amended. During the year ended December 31, 2016, we recorded $12,585 in interest expense associated with KFBV Bridge Loan and $25,102 in interest expense associated with Norling Bridge Loans. As of the date of the filing of this Annual Report on Form 10-K the KFBV and Norling Bridge Loans are in default, however, we have not been served with default notices by KFBV or Mr. Norling.

Management Services from Da Costa Management Corp.

We pay Da Costa Management Corp. for administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer, Secretary and a member of our Board of Directors is the principal of Da Costa Management Corp. During the year ended December 31, 2016, we paid or accrued to Da Costa Management $180,000 for services provided by them.  This amounts has been included in the Summary Compensation Table included under Item 11 of this Annual Report on Form 10-K. As of December 31, 2016, we were indebted to Da Costa Management Corp. in the amount of $92,803 for unpaid fees (2015 - $703).

Anders Aasen

As at December 31, 2016, we were indebted to Anders Aasen, our former Chief Executive Officer and a member of our Board of Directors, in the amount of $46,860 (2015 - $10,490).  This amount consists of reimbursable expenses Mr. Aasen incurred which were associated with regular business expenses paid by Mr. Aasen on behalf of the Company as well as consulting fees we accrued on account of Mr. Aasen’s services during November and December of 2016.

Rasmus Norling

As at December 31, 2016, we were indebted to Rasmus Norling, our former President, Chief Technical Officer and a member of our Board of Directors, in the amount of $59,798 (2015 - $14,798).  This amount consists of reimbursable expenses Mr. Norling incurred while working on the LMS Project which were associated with regular business expenses paid by Mr. Norling on behalf of the Company, as well as consulting fees we accrued on account of Mr. Norling’s services during November and December of 2016.

Mitchell Miller

As at December 31, 2016, we were indebted to Mitchell Miller, our former Senior Vice President of Business Development and a member of our Board of Directors, in the amount of $41,117 (2015 - nil).  This amount consists of consulting fees we accrued on account of Mr. Miller’s services during November and December of 2016, which were in part reduced by advances Mr. Miller received on reimbursable expenses.

Jeffrey Buczek

As at December 31, 2016, we were indebted to Jeffrey Buczek, our former VP of Engineering and a former member of our Board of Directors, in the amount of $195 (2015 - $195).  This amount consists of reimbursable expenses Mr. Buczek incurred while working on the LMS Project which were associated with regular business expenses paid by Mr. Buczek on behalf of the Company.

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

2016 - $51,680 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2015 - $61,880 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Triton Emission Solutions’ financial statements and are not reported in the preceding paragraph:

2016 - $0 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2015 - $0 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016 - $2,250 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2015 - $2,500 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016 - $0- Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2015 - $0- Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Approval Policies and Procedures

We do not have a separately standing audit committee. As such, our entire board of directors acts as our audit committee.  Our Board of Directors annually reviews the qualifications of our principal accountant and approves their engagement as our principal accountant prior to their engagement.  All of the non-audit services provided by our principal accountant were either pre-approved by our Board of Directors prior to engagement of the principal accountant for those services, or were approved by our Board of Directors prior to completion of their audit of our annual financial statements.  Fees paid for non-audit services in 2016 and 2015 constituted less than 5% of total fees paid to our principal accountants in those years.

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

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.3	Certificate of Amendment to Certificate of Incorporation - Name Change to Poly Shield Technologies Inc.(7)
3.4	Certificate of Amendment to Certificate of Incorporation - Name Change to Triton Emission Solutions Inc.(29)
3.5	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(3)
10.2	Technology License Agreement with Option to Purchase dated March 12, 2012, between the Company, Teak Shield Corp., and Robert and Marion Diefendorf. (4)
10.3	Loan Agreement dated April 19, 2012, between GlobeTrac Inc. and Acamar Investments Inc.(4)
10.4	Acamar Promissory Note dated April 19, 2012, given the Company in favor of Acamar Investments, Inc.(4)
10.5	Security Agreement dated April 19, 2012, granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(4)
10.6	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(5)
10.7	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(5)
10.8	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(5)
10.9	Extension letter dated October 17, 2012, from Acamar Investments, Inc. (7)
10.10	Amendment No. 1 to Loan Agreement and Promissory Note dated November 16, 2012, between the Company and Acamar Investments, Inc.(8)
10.11	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012. (9)
10.12	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.13	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.14	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.15	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.16	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.17	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS. (11)
10.18	Share Purchase Agreement dated April 8, 2013, between J. Douglas Faulkner and Poly Shield Technologies Inc.(12)
10.19	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(13)
10.20	Purchase and sale Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc. (14)
10.21	Addendum to December 1, 2012 Employment Agreement, dated effective as of December 30, 2013. (15)

Exhibit Number	Description of Exhibit
10.22	Letter Agreement dated January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (16)
10.23	Loan Agreement dated as of January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (17)
10.24	Addendum No. 2 to December 1, 2012 Employment Agreement, dated effective as of February 28, 2014. (18)
10.25	Technology Transfer Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (19)
10.26	Management Consulting Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (19)
10.27	Amendment No. 1 to Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated effective as of March 10, 2014. (19)
10.28	Purchase and Services Agreement between Magical Cruise Company, Limited and Poly Shield Technologies Inc. dated effective as of April 15, 2014.(20)
10.29	Amended and Restated Technology License Agreement among Poly Shield Technologies Inc., Teak Shield Corp., Marion Diefendorf and the Estate of Robert Diefendorf entered into on June 24, 2014. (22)
10.30	Management Consulting Agreement between Joao da Costa and Poly Shield Technologies Inc. dated effective as of June 25, 2014. (23)
10.31	Management Consulting Agreement between Mitchell Reed Miller and Poly Shield Technologies Inc. dated effective as of June 25, 2014. (23)
10.32	Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated July 28, 2014. (24)
10.33	Management Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 3, 2014. (25)
10.34	Amendment No. 2 to that Loan Agreement dated January 15, 2014 between the Triton Emission Solutions Inc. and KF Business Ventures LP dated effective July 29, 2014.(26)
10.35	2014 Stock Option Plan.(26)
10.36	Non-Qualified Stock Option Agreement for Robert C. Kopple dated September 8, 2014.(26)
10.37	Amendment No. 1 to Sales and Purchase Agreement dated as of January 12, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.(27)
10.38	Employment Agreement dated March 6, 2015, and effective as of March 23, 2015, between Anders Aasen and Triton Emission Solutions Inc.(28)
10.39	Loan Agreement dated July 28, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(30)
10.40	Loan Agreement dated August 31, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and KF Business Ventures LP.(31)
10.41	Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 4, 2015.(32)
10.42	Amendment No. 2 to Sales and Purchase Agreement dated as of November 5, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.
10.43	Loan Agreement dated November 6, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(33)
10.44	Amendment to Sales and Purchase Agreement dated as of December 1, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.
10.45	Letter Agreement dated December 17, 2015 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(34)
10.46	Loan Agreement dated January 8, 2016 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(35)
10.47

Amendment Agreement to those loan agreements dated as of January 15, 2014, July 28, 2014, and August 31, 2015 between Triton Emission Solutions Inc. and KF Business Ventures, LP dated January 8, 2016.(35)

Exhibit Number	Description of Exhibit
10.48	Amendment Agreement to those loan agreements dated July 28, 2015 and November 6, 2015 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling dated January 8, 2016.(35)
10.49	Promissory Note dated September 13, 2016, in respect of the principal sum of $110,000 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(36)
10.50	Amendment No. 3 to Sales and Purchase Agreement dated as of December 22, 2016 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.
14.1	Code of Ethics(2)
21.1	List of Subsidiaries
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

(35)

Filed as an exhibit to our Annual Report on Form 10-K filed on April 14, 2016.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Triton Emission Solutions Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRITON EMISSION SOLUTIONS INC.

By:	/s/ Robert C. Kopple
Name:	Robert C. Kopple
Title:	Chairman
Dated:	April 14, 2017

By:	/s/ Joao (John) da Costa
Name:	Joao (John) da Costa
Title:	Chief Financial Officer
Dated:	April 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Triton Emission Solutions Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Joao (John) da Costa	Chief Financial Officer,	April 14, 2017
Joao (John) da Costa	(Principal Financial and Accounting Officer, ) Corporate Secretary, Treasurer and Member of the Board of Directors

/s/ Robert C. Kopple	Chairman	April 14, 2017
Robert C. Kopple	and Member of the Board of Directors