Form 10-Q
period 2017-03-31
Triton Emission Solutions Inc.
filed 2017-05-15
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER  000-33309

TRITON EMISSION SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0953557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o 1130 West Pender Street, Unit 820
Vancouver, BC	V6E 4A4
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 15, 2017, the Registrant had 88,195,005 shares of common stock outstanding.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2017, are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

Unless the context otherwise requires, all references in this report to “Triton,” “the Company,” “we,” “us,” or “our” are to Triton Emission Solutions Inc., collectively with its subsidiaries Ecolutions, Inc., and Triton Emission Solutions International AB.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	March 31, 2017	December 31, 2016
	(Unaudited)

ASSETS

Current assets
Cash	$13,786	$3,794
Accounts receivable	-	12,126
Prepaids	-	3,667
	$13,786	$19,587

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$167,192	$167,768
Accrued liabilities	55,734	43,423
Wages payable	96,868	46,808
Unearned revenue	2,075,000	2,075,000
Notes and advances payable	1,060,576	1,041,416
Due to related parties	438,128	244,075
Derivative liabilities - warrants	119,512	194,344
Derivative liability - conversion feature	1,647,978	1,576,327
Loans payable	7,830,739	6,196,278
Total liabilities	13,491,727	11,585,439

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 88,195,005 issued and outstanding at March 31, 2017 and December 31, 2016	88,195	88,195
Obligation to issue shares	46,410	46,410
Additional paid in capital	63,246,171	63,345,881
Accumulated deficit	(76,864,697)	(75,052,646)
Accumulated other comprehensive income	5,980	6,308
	(13,477,941)	(11,565,852)
	$13,786	$19,587

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Consulting revenue	$8,753	$22,006

Amortization	-	2,641
General and administrative expenses	241,276	559,376
Research and development	30,085	8,734
Loss before other items	(262,608)	(548,745)

Other items
Accretion expense	(1,046,271)	(527,179)
Change in fair value of derivative liabilities	3,181	1,183,340
Financing costs	(362,720)	(3,420)
Interest	(243,343)	(13,995)
Stock-based compensation	99,710	(117,590)

Net loss	(1,812,051)	(27,589)

Foreign exchange translation	(328)	(213)
Comprehensive loss	$(1,812,379)	$(27,802)

Net loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	88,195,005	88,152,423

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

						Accumulated
	Common shares		Obligation	Additional		Other
	Number of		to Issue	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Capital	Deficit	Income / (Loss)	Total

Balance at December 31, 2015	88,145,005	$88,145	$46,410	$63,045,602	$(69,890,583)	$7,183	$(6,703,243)

Stock-based compensation	-	-	-	117,590	-	-	117,590
Shares issued for investor relation services	25,000	25	-	1,225	-	-	1,250
Net loss for the period ended March 31, 2016	-	-	-	-	(27,589)	-	(27,589)
Translation to reporting currency	-	-	-	-	-	(213)	(213)

Balance at March 31, 2016	88,170,005	88,170	46,410	63,164,417	(69,918,172)	6,970	(6,612,205)

Stock-based compensation	-	-	-	180,491	-	-	180,491
Shares issued for investor relation services	25,000	25	-	973	-	-	998
Net loss for the period ended December 31, 2016	-	-	-	-	(5,134,474)	-	(5,134,474)
Translation to reporting currency	-	-	-	-	-	(662)	(662)

Balance at December 31, 2016	88,195,005	88,195	46,410	63,345,881	(75,052,646)	6,308	(11,565,852)

Stock-based compensation	-	-	-	(99,710)	-	-	(99,710)
Net loss for the period ended March 31, 2017	-	-	-	-	(1,812,051)	-	(1,812,051)
Translation to reporting currency	-	-	-	-	-	(328)	(328)

Balance at March 31, 2017	88,195,005	$88,195	$46,410	$63,246,171	$(76,864,697)	$5,980	$(13,477,941)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows used in operating activities

Net loss	$(1,812,051)	$(27,589)

Non-cash items
Accretion expense	1,046,271	527,179
Accrued interest	243,343	13,995
Amortization	-	2,641
Financing costs	362,720	3,420
Foreign exchange loss	1,323	14,313
Change in fair value of derivative liability	(3,181)	(1,183,340)
Investor relations fees, non-cash	-	1,250
Stock-based compensation	(99,710)	117,590

Changes in operating assets and liabilities
Accounts receivable	12,400	21,157
Prepaids	3,669	(16,418)
Work in progress	-	30,528
Accounts payable	(958)	15,541
Accrued liabilities	12,342	(13,049)
Wages payable	49,600	(23,853)
Due to related parties	135,580	(12,784)
Net cash used in operating activities	(48,652)	(529,419)

Cash flows from financing activities
Long-term loan	-	900,000
Advances from related parties	58,614	-
Repayment of notes payable	-	(150,000)
Net cash provided by financing activities	58,614	750,000

Effects of foreign currency exchange	30	4,405

Net increase in cash	9,992	224,986
Cash, beginning	3,794	112,138
Cash, ending	$13,786	$337,124

Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Triton Emission Solutions Inc. (the “Company”) was incorporated in the state of Delaware on March 2, 2000 and is listed on the OTC Pink under the symbol “DSOX”. On August 25, 2014, the Company changed its name from Poly Shield Technologies Inc. to Triton Emission Solutions Inc. On November 13, 2014, the Company established a wholly owned subsidiary in Sweden, Triton Emission Solutions International AB (the “Subsidiary”).

The Company’s main focus is the development and marketing of its proprietary DSOX Fuel Purification (the “DSOX”) and Njord Exhaust Gas Scrubber (the “Njord”) Systems, designed to remove sulfur from marine fuel and exhaust gases. The technology is currently aimed at the maritime industry which includes vessels for cruise-line, freight shipping and tanker companies.

Basis of presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2016. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  For further information, these unaudited interim consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016, included in the Company’s report on Form 10-K.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties and KF Business Ventures loans (Notes 3 and 4), at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Due to a company controlled by the Chief Financial Officer (“CFO”)	$140,719	$92,803
Due to the former Chief Executive Officer (“CEO”)	74,984	46,860
Due to the former President and Chief Technical Officer (“CTO”)	87,923	59,798
Due to the former Senior Vice President (“VP”) of Business Development	74,064	41,117
Due to a company controlled by a Director and Chairman for advances	57,082	--
Due to the former VP of Engineering(1)	--	195
Due to the CEO and President of Subsidiary	3,356	3,302
Due to related parties	$438,128	$244,075

Amounts are unsecured, due on demand and bear no interest.

(1)Mr. Buczek resigned from his position of VP of Engineering on May 1, 2015. As at March 31, 2017, the amounts owed to Mr. Buczek have been included in accounts payable.

The Company incurred the following expenses with related parties:

	March 31, 2017	March 31, 2016
Salary paid to the former CEO	$--	$67,500
Consulting fees paid to the former CEO	28,125	--
Fair value of options granted to (forfeited by) the former CEO (Note 5)	(127,051)	35,093
Administrative fees incurred to a company controlled by the CFO	45,000	45,000
Salary paid to the former President and CTO	--	67,500
Consulting fees paid to the former President and CTO	28,125	--
Fair value of options issued to a Director and Chairman (Note 5)	27,342	79,371
Salary paid to the former Senior VP of Business Development	--	67,500
Consulting fees paid to the former Senior VP of Business Development	32,946	--
Salary paid to the President and CEO of the Subsidiary	30,122	26,105
Total transactions with related parties	$64,609	$388,069

NOTE 3 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans outstanding as at March 31, 2017 and December 31, 2016:

As at March 31, 2017
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$13,940	$40,940
49,500	7%	28,141	77,641
142,750*	6%	8,897	151,647
15,000	0%	--	15,000
600,000	6%	58,341	658,341
110,000	10%	7,007	117,007
$944,250		$116,326	$1,060,576
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

As at December 31, 2016
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$13,145	$40,145
49,500	7%	26,819	76,319
141,506*	6%	6,623	148,129
15,000	0%	--	15,000
600,000	6%	48,723	648,723
110,000	10%	3,100	113,100
$943,006		$98,410	$1,041,416
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

Quarry Bay and Tradex Loans and Advances

On April 7, 2015, the Company received a demand notice to repay outstanding notes payable issued to Quarry Bay Capital LLC. (“Quarry Bay”) and Tradex Capital Corp (“Tradex”).

During the year ended December 31, 2015, the Company repaid $150,000 in outstanding notes payable, and during the year ended December 31, 2016, the Company repaid an additional $200,000, of which $37,724 was applied toward interest accrued on the Quarry Bay Capital Loan, which accrues interest at a rate of 6% per annum. As at March 31, 2017, CAD$190,000 note payable to Quarry Bay remains outstanding and continues accumulating interest at 6% per annum. As at March 31, 2017, the Company owed $151,647 (December 31, 2016 - $148,129), including accrued interest of $8,897 (2016 - $6,623).

Norling Bridge Loans

On July 28, 2015, and November 6, 2015, the Company entered into two separate bridge loan agreements (the “Norling Loans”) with its former President and CTO, Rasmus Norling.  Pursuant to the Norling Loans, Mr. Norling agreed to lend to the Company total of $400,000 in exchange for unsecured promissory notes.

The Norling Loans have an interest rate of 6% and were due December 31, 2016. During the three-month period ended March 31, 2017, the Company recorded $6,407 in interest expense associated with the Norling Loans (2016 - $6,102). As at March 31, 2017, the Company owed $438,503 (2016 - $432,097) under the Norling Loans.

As of March 31, 2017, the Norling Loans are in default, however, the Company has not been served with a default notice by Mr. Norling.

KF Business Ventures Bridge Loan and Note Payable

On August 31, 2015, the Company entered into a bridge loan agreement with KF Business Ventures, LP (“KFBV”), a company controlled by a director of the Company, whereby KFBV agreed to lend to the Company $200,000 in exchange for an unsecured promissory note (the “KFBV Bridge Loan”).

The KFBV Bridge Loan has an interest rate of 6%, and was due December 31, 2016. During the three-month period ended March 31, 2017, the Company recorded $3,212 in interest expense associated with the KFBV Bridge Loan (2016 - $3,059). As at March 31, 2017, the Company owed $219,838 (2016 - $216,626) under the KFBV Bridge Loan.

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

The KFBV Note has an interest rate of 10% and was due January 15, 2017. Under the terms of the KFBV Note, in the event of default the interest rate increases to 15% per annum until such time that the default is cured. During the three-month period ended March 31, 2017, the Company recorded $3,907 in interest expense associated with the KFBV Note (2016 - $Nil). As at March 31, 2017, the Company owed $117,007 (2016- $113,100) under the KFBV Note.

As of March 31, 2017, the KFBV Bridge Loan and KFBV Note are in default, however, the Company has not been served with a default notice by KFBV.

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

The loans have an interest rate of 7%, and are due on demand. During the three-month period ended March 31, 2017, the Company recorded $1,321 in interest expense associated with these loans from third party creditors (2016 - $1,246). As at March 31, 2017, the Company owed $77,641 (2016 - $76,319) under these loans.

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

The loans have an interest rate of 8%, and are due on demand. During the three-month period ended March 31, 2017, the Company recorded $795 in interest expense associated with these loans (2016 - $742). As at March 31, 2017, the Company owed $40,940 (2016 - $40,145) under these loans.

On August 14, 2012, the Company entered into a loan agreement with a third party creditor, whereby the third party creditor agreed to lend to the Company $15,000 in exchange for an unsecured non-interest bearing promissory note payable on demand.

NOTE 4 - KFBV LOANS AND DERIVATIVE LIABILITY

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

In consideration for the First KF Loan Agreement, as amended on March 10, 2014 (the “March Amendment”), the Company issued to the Lender non-transferrable share purchase warrants to purchase a total of 6,904,546 shares exercisable at a price of $1.00 per share (the “First KF Warrants”) (Note 5). Warrants for 2,450,000 shares had an original expiry date of January 15, 2015, and warrants for 4,454,546 shares had an original expiry date of January 15, 2018. At the discretion of the Lender the First KF Warrants for up to 3,452,273 shares of common stock could have been acquired by way of a cashless exercise.

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

As consideration for the September Amendment, the Company issued to the Lender additional warrants for the purchase of up to 2,350,000 shares (the “September Warrants”), with an initial exercise price of $0.50 per share and expiring on January 15, 2019, with cashless exercise rights for up to 1,175,000 shares. In addition, the Company agreed to decrease the exercise price for the First KF Warrants (the “Amended Warrants”) from $1.00 per share to $0.50 per share and extend the expiration date of warrants for up to 2,450,000 shares of the Company’s common stock from January 15, 2015, to January 15, 2016. The September Warrants also included the Down-Round Provision (Note 5).

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

The Company did not repay the First KF Loan on January 15, 2017, when due, and as such the First KF Loan is in default.  The Company recorded a penalty on unpaid balance of $131,978, which has been included in financing costs, representing 5% of the full balance due under the First KF Loan on January 15, 2017. The Company has not been served with a default notice by KFBV.

During the three-month period ended March 31, 2017, the Company recognized accretion expense of $73,250 (March 31, 2016 - $239,079). Pursuant to the terms of the First KF Loan Agreement, as of March 31, 2017, the Company recorded additional $82,167 in interest expense on the First KF Loan at 15% per annum, the default rate of interest.

At March 31, 2017, the fair value of the derivative liability associated with the warrants issued pursuant to the First KF Loan Agreement was $41,706 (December 31, 2016 - $67,380).

At March 31, 2017 and December 31, 2016, the fair values of Amended Warrants, September Warrants, and First Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At March 31, 2017	At December 31, 2016
Expected Warrant Life	3.80 - 4.42 years	4.04 - 4.67 years
Risk-Free Interest Rate	1.5% - 1.93%	1.93%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	32%-60%	32%-60%

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

In consideration for the Second KF Loan Agreement, the Company issued to the Lender non-transferrable share purchase warrants for a total of 9,600,000 shares of the Company’s common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019 (the “Second KF Warrants”) (Note 5). At the discretion of the Lender the Second KF Warrants for up to 4,800,000 shares of common stock can be acquired by way of a cashless exercise.

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

The Company did not repay the Second KF Loan on January 15, 2017, when due, and as such the Second KF Loan is in default.  The Company recorded a penalty on unpaid balance of $147,779, which has been included in financing costs, representing 5% of the full balance due under the Second KF Loan on January 15, 2017. The Company has not been served with a default notice by KFBV.

During the three-month period ended March 31, 2017, the Company recognized accretion expense of $165,212 (March 31, 2016 - $288,053). Pursuant to the terms of the Second KF Loan Agreement, as of March 31, 2017, the Company recorded additional $92,004 in interest expense on the First KF Loan at 15% per annum, the default rate of interest.

At March 31, 2017, the fair value of the derivative liabilities associated with the Second KF Warrants and the Second Extension Warrants was $41,806 (December 31, 2016 - $67,764).

At March 31, 2017 and December 31, 2016, the fair values of the Second KF Warrants and Second Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At March 31, 2017	At December 31, 2016
Expected Warrant Life	3.80 - 4.42 years	4.04 - 4.67 years
Risk-Free Interest Rate	1.5% - 1.93%	1.93%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	15% - 60%	15% - 60%

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

In consideration for the Third KF Loan Agreement, the Company issued to the Lender non-transferrable share purchase warrants for a total of 8,000,000 shares of the Company’s common stock, exercisable at a price of $0.10 per share for a period expiring January 15, 2021 (the “Third KF Warrants”). At the discretion of the Lender the Third KF Warrants for up to 4,000,000 shares of common stock can be acquired by way of a cashless exercise (Note 5). The Down-Round Provision is included in the Third KF Warrants.

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

The Company did not repay the Third KF Loan on January 15, 2017, when due, and as such the Third KF Loan is in default. The Company recorded a penalty on unpaid balance of $82,399, which has been included in financing costs, representing 5% of the full balance due under the Third KF Loan on January 15, 2017. The Company has not been served with a default notice by KFBV.

During the three-month period ended March 31, 2017, the Company recognized accretion expense of $807,809 (March 31, 2016 - $47). Pursuant to the terms of the Second KF Loan Agreement, as of March 31, 2017, the Company recorded additional $51,300 in interest expense on the Third KF Loan at 15% per annum, the default rate of interest.

As a consequence of the Third KF Loan being in default, the conversion price is now equal to 50% of the volume weighted average price of the Company’s stock over the last five days of trading immediately preceding the date of exercise.

At March 31, 2017, the fair value of the derivative liability associated with the Third KF Warrants and the Third KF Loan Conversion Feature was $36,000 (2016 - $59,200) and $1,647,978  (2016 - $1,576,327), respectively.

At March 31, 2017, and December 31, 2016, the fair value of the Third KF Warrants was revalued using the Binomial Lattice model using the following assumptions:

	At March 31, 2017	At December 31, 2016
Expected Warrant Life	3.80 years	4.04 years
Risk-Free Interest Rate	1.50%	1.70%
Expected Dividend Yield	Nil	Nil
Average Expected Stock Price Volatility	60%	60%

At March 31, 2017, and December 31, 2016, the fair value of the Third KF Loan Conversion Feature was revalued using the Binomial Lattice model using the following assumptions:

	At March 31, 2017	At December 31, 2016
Expected Life	0.00 years	0.04 years
Risk-Free Interest Rate	0.74%	0.44%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	57%	57%

Summary of KF Loans Payable

A summary of the discounted carrying value, deferred financing costs, accumulated accrued interest, penalty and principal of KF loans payable is as follows:

As at March 31, 2017
	Discounted Carrying Value	Principal Outstanding	Accumulated Accrued Interest	Penalty	Total
First KF Loan Payable	$2,853,712	$2,000,000	$721,734	$131,978	$2,853,712
Second KF Loan Payable	3,195,352	2,400,000	647,573	147,779	3,195,352
Third KF Loan Payable	1,781,675	1,500,000	199,276	82,399	1,781,675
	$7,830,739	$5,900,000	$1,568,583	$362,156	$7,830,739

As at December 31, 2016
	Discounted Carrying Value	Principal Outstanding	Accumulated Accrued Interest	Total
First KF Loan Payable	$2,566,317	$2,000,000	$628,764	$2,628,764
Second KF Loan Payable	2,790,357	2,400,000	543,475	2,943,475
Third KF Loan Payable	840,168	1,500,000	141,236	1,641,236
	6,196,842	5,900,000	1,313,475	7,213,475
Deferred Financing Costs	(564)	--	--	--
	$6,196,278	$5,900,000	$1,313,475	$7,213,475

Summary of the Derivative Liability - Conversion Feature

A summary of the derivative liability associated with the Conversion Feature under the Third KF Loan Agreement is as follows:

As at March 31, 2017
	Fair Value at December 31, 2016	Change on Revaluation at Reporting Date	Fair Value at March 31, 2017
Third KF Loan Conversion Feature	$ 1,576,327	$ 71,651	$ 1,647,978

As at December 31, 2016
	Fair Value at December 31, 2015	Change on Revaluation at Reporting Date	Fair Value at December 31, 2016
Third KF Loan Conversion Feature	$ 2,335,498	$ (759,171)	$ 1,576,327

Summary of the Derivative Liabilities - Warrants

A summary of the derivative liabilities associated with the warrants under the KF Loan Agreements and their amendments is as follows:

As at March 31, 2017
	Fair Value at December 31, 2016	Change on Revaluation at Reporting Date	Fair Value at March 31, 2017
9,254,546 warrants (Amended Warrants and September Warrants)	$58,303	$(22,211)	$36,092
1,194,332 warrants (First Extension Warrants)	9,077	(3,463)	5,614
9,600,000 warrants (Second KF Warrants)	57,600	(22,080)	35,520
1,337,320 warrants (Second Extension Warrants)	10,164	(3,878)	6,286
8,000,000 warrants (Third KF Warrants)	59,200	(23,200)	36,000
Total	$194,344	$(74,832)	$119,512

As at December 31, 2016
	Fair value at December 31, 2015	Change on Revaluation at Reporting Date	Fair Value at December 31, 2016
9,254,546 warrants (Amended Warrants and September Warrants)	$253,944	$(195,641)	$58,303
1,194,332 warrants (First Extension Warrants)	42,089	(33,012)	9,077
9,600,000 warrants (Second KF Warrants)	329,472	(271,872)	57,600
1,337,320 warrants (Second Extension Warrants)	45,897	(35,733)	10,164
8,000,000 warrants (Third KF Warrants)	274,560	(215,360)	59,200
Total	$945,962	$(751,618)	$194,344

KF Business Ventures, Deferred Financing Costs

During the year ended December 31, 2015, the Company recorded $50,538 in legal fees associated with securing the KFBV Loans. These fees are amortized over the remaining life of the loans; as of March 31, 2017, the legal fees were fully amortized and the Company recorded $564 (March 31, 2016 - $3,420) in financing costs associated with the amortization of these legal fees.

NOTE 5 - SHARE CAPITAL

During the three months ended March 31, 2017, the Company did not have any transactions that resulted in issuance of its common stock.

Warrants

A continuity schedule of warrants is as follows:

	March 31, 2017	December 31, 2016
Warrants, beginning	39,886,198	39,886,198
Warrants, expired	(10,000,000)	--
Warrants, outstanding	29,886,198	39,886,198

Details of warrants outstanding as at March 31, 2017 are as follows:

Exercise price	Expiry date	Number of warrants outstanding
$0.50	August 1, 2018	500,000
$0.10	January 15, 2021	26,854,546
$0.10	September 1, 2021	2,531,652
		29,886,198

At March 31, 2017, the weighted-average exercise price and remaining contractual life of the outstanding share purchase warrants were $0.11 and 4.06 years, respectively.

Options

A summary of options is as follows:

	March 31, 2017	December 31, 2016
Options, beginning	6,300,000	6,300,000
Options, forfeited	(3,700,000)	--
Options, outstanding	2,600,000	6,300,000
Options, exercisable	1,600,000	3,800,000

During the three-month period ended March 31, 2017, the Company did not grant any options.

At March 31, 2017, the weighted-average exercise price and remaining contractual life of the outstanding options to purchase the shares of the Company’s common stock were $0.12 and 4.46 years, respectively.

Details of options outstanding as at March 31, 2017 are as follows:

Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.10	September 8, 2014	2,500,000	1,500,000
$0.50	December 1, 2014	100,000	100,000
		2,600,000	1,600,000

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

The grant date fair value of these options was $953,885. During the three-month period ended March 31, 2017, the Company recognized $27,342 as stock-based compensation (2016 - $79,371).

The fair value was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At September 8, 2014
Expected Option Life	5 years
Average Risk-Free Interest Rate	1.98%
Expected Dividend Yield	Nil
Average Expected Stock Price Volatility	118%

On March 6, 2015, the Company granted options to acquire up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share to the former CEO and a former director of the Company. These Options were issued under the 2014 Plan. Options to acquire up to 1,000,000 shares of the Company’s common stock vested on March 23, 2015, and Options to acquire up to an additional 500,000 shares of the Company’s common stock vested on March 23, 2016. The remaining 1,500,000 options were to vest at a rate of 500,000 shares per year, beginning March 23, 2017. In accordance with the termination provisions available under the 2014 Plan, the options expired on March 9, 2017, 30 days after the resignation of the CEO.

The grant date fair value of these Options was $413,944.  During the three-month period ended March 31, 2017, the Company recognized $7,440 as stock-based compensation (2016 - $35,093) relating to these options.  Certain stock options were forfeited by the former CEO as a consequence of his resignation.  On forfeiture, the Company recorded a reversal of $134,492 of previously recorded stock-based compensation expense relating to options that had not yet vested at the date of forfeiture.

The fair value was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At March 23, 2015
Expected Option Life	5 years
Risk-Free Interest Rate	1.41 - 1.71%
Expected Dividend Yield	Nil
Average Expected Stock Price Volatility	126%

NOTE 6 - SUBSEQUENT EVENT

Subsequent to March 31, 2017, the Company advanced a total of $168,100 to an entity controlled by a former director and officer as payment for a laboratory acceptance test to be completed on the Company’s technology.  The advance was funded by a short term loan from a director of the Company.

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

The forward-looking statements in this Quarterly Report on Form 10-Q for the interim period ended March 31, 2017, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

In addition to the Njord System we continue working on the improvement of our DSOX System, a patent pending pre-combustion de-sulfurization technology which was designed to remove alkali metals, such as sulfur and sodium, from heavy marine fuel. The DSOX-20 is based on our patented Bio Scrubber platform, integrating it with additional new proprietary technologies that we acquired from Mr. Norling, our former President and Chief Technical Officer (“CTO”), in March 2014.

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the United States Securities and Exchange Commission (the “SEC”) on April 14, 2017.

RECENT CORPORATE DEVELOPMENTS

On February 7, 2017, Anders Aasen, the Chief Executive Officer and a director of the Company, and Rasmus Norling, the Chief Technical Officer, President and a director of the Company, tendered their resignations from the posts Messrs. Aasen and Norling held with the Company. On February 13, 2017, Mitchell Miller resigned as the Senior Vice President of Business Development and as a director of the Company. Resignations of Messrs. Aasen, Norling, and Miller were not due to, and were not caused by, in whole or in part, any disagreement with us, whether related to our operations, policies, practices or otherwise.

During the first quarter of our Fiscal 2017, we borrowed $58,614 from KFBV. The funds were advanced free of interest and are due on demand. Subsequent to March 31, 2017, we borrowed further $192,000 from KFBV under the same terms.

In April of 2017 we commissioned Norling Inc., the company controlled by our former President and CTO, to complete a laboratory acceptance test on the Company’s technology.  We paid Norling Inc. a total of $168,100 for the test and expect it to be finalized in June 2017.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended		Percentage
	March 31, 2017	March 31, 2016	Increase / (Decrease)
Revenue	$8,753	$22,006	(60.2)%
Operating expenses	(271,361)	(570,751)	(52.5)%
Accretion expense	(1,046,271)	(527,179)	98.5%
Change in fair value of derivative liabilities	3,181	1,183,340	(99.7)%
Financing costs	(362,720)	(3,420)	10,505.8%
Interest expense	(243,343)	(13,995)	1,638.8%
Stock-based compensation	99,710	(117,590)	(184.8)%
Net loss	$(1,812,051)	$(27,589)	6,468.0%

Revenues

Our revenue decreased by 60.2% to $8,753 during the three months ended March 31, 2017, from $22,006 during the three months ended March 31, 2016. Our revenue during the first quarter ended March 31, 2017, consisted of consulting fees charged by our wholly owned subsidiary, Triton International, on the use and installation of emission abatement technologies. This consulting agreement expired during the quarter ended March 31, 2017, which resulted in decreased revenue.

We did not record any revenue from our main operations, being installation and servicing of our DSOX and Njord Systems (collectively, the “Emission Technologies”), at March 31, 2017, as the installations of our DSOX Systems for LMS Ship Management Inc. (“LMS”) and Magical Cruise Company, Limited (“DCL”) projects were not completed.

Operating Expenses

During the three-month period ended March 31, 2017, our operating expenses decreased by 52.5% to $271,361 from $570,751 for the three months ended March 31, 2016.

The most significant year-to-date changes in our operating expenses were as follows:

•

During the three-month period ended March 31, 2017 we did not have any staff employed directly by the parent corporation. Our Subsidiary had two employees of which one resigned in the month of February. This resulted in a decrease to our wages and salaries of $271,364, or 78.4%, from $346,166 we recorded during the three-month period ended March 31, 2016 to $74,802 we recorded during the three-month period ended March 31, 2017. As of the date of this report, we have no intention to hire any staff, and we plan to use external consultants for majority of our operations.

•

As part of our ongoing efforts to control our overhead costs, we terminated our insurance coverage, which resulted in $45,645 decrease to our insurance expenses to $91 we incurred during the period ended March 31, 2017. We also decided to reduce our marketing and advertising expenditures, which resulted in decreases of $36,542 to $nil, and $3,453 to $155, respectively.

•

During the three-month period ended March 31, 2017, our travel and entertainment expenses decreased by $20,816 to recovery of $740 we incurred during the period. Our office and rent expenses decreased by $10,729 and $7,495, respectively to $1,804 we incurred in office expenses, and $2,006 incurred in rent expenses during the period ended March 31, 2017. These decreases were mainly associated with our efforts to control our operating costs.

The above changes were in part offset by the following:

•

On February 7, 2017, Anders Aasen resigned as our Chief Executive Officer and a director, and Rasmus Norling resigned as our Chief Technical Officer, President and a director. On February 13, 2017, Mr. Mitchell Miller resigned as our Senior Vice President of Business Development and as a director. As such we recorded $89,196 in consulting fees associated with January and February fees we accrued for services performed by Messrs. Norling, Miller and Aasen until their respective resigations. We did not have similar expenses during the three-month period ended March 31, 2016, as above officers and directors were receiving payroll.

•

In order to protect the intellectual rights to our technology, we incurred $30,085 in patent application and protection fees, which were recorded as part of our expense  on research and development.

Other Items

During the three-month period ended March 31, 2017, we recorded $1,046,271in accretion expense that resulted from the difference between the stated interest rate and the implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First KF Loan, the Second KF Loan and the Third KF Loan (collectively, the “KF Loans”). During the same period of fiscal 2016, our accretion expense was determined to be $527,179. As of January 15, 2017, all KF Loans were fully accreted, however, since we did not repay the KF Loans when due, we continue to accrue interest on the balances owed under KF Loans at 15% per annum compounded monthly, the default rate of interest per KF Loan Agreements. As a result we recorded $225,471 in interest on KF Loans. Further $17,872 in interest expense was associated with interest accrued on the additional bridge financing we arranged during the third and fourth quarters of our fiscal 2015 with Mr. Norling and KFBV and with other notes payable we issued to non-related parties.

On January 15, 2017, we recorded a penalty on the KF Loans in the amount of $362,156, which was calculated as 5% of the total amount owed under the First KF Loan, the Second KF Loan and the Third KF Loan on January 15, 2017. The penalty was recorded as part of financing costs.

During the three months ended March 31, 2017, we recorded $34,782 in stock-based compensation in respect of options to acquire shares of our common stock granted to our chairman of the board of directors and our former CEO under the 2014 Plan. As a consequence of Mr. Aasen’s resignation certain stock options were forfeited by the former CEO. On forfeiture, the Company recorded a reversal of $134,492 of previously recorded stock-based compensation expense relating to options that had not yet vested at the date of resignation. During the three-month period ended March 31, 2016, our stock-based compensation associated with the same options was determined to be $117,590.

The above items were offset by a gain of $3,181 (2016 - $1,183,340) on a change in the fair value of the derivative liabilities associated with the warrants we issued to KFBV pursuant to the KF Loans and the conversion feature available under the Third KF Loan Agreement. The change in the fair values of the derivative liabilities was a result of the decrease in the market price of our common stock at March 31, 2017, as compared to the market price of the stock at December 31, 2016.

Liquidity and Capital Resources

Our financial position was as follows at March 31, 2017 and December 31, 2016:

Working capital deficit	March 31, 2017	December 31, 2016

Current assets	$13,786	$19,587
Current liabilities	13,491,727	11,585,439
Working capital deficit	$(13,477,941)	$(11,565,852)

As of March 31, 2017, we had a cash balance of $13,786, a working capital deficit of $13,477,941, and cash flows used in operations of $48,652 for the three months then ended. Of our working capital deficit at March 31, 2017, $119,512 was attributed to the fair value of the derivative liability associated with the warrants we issued to KFBV as partial consideration for the KF Loans, and $1,647,978 was attributed to the conversion feature included in the Third KF Loan Agreement.  During the three-month period ended March 31, 2017, we funded our operations with $58,614 we received in non-interest bearing advance from KFBV and, to a minor extent, with cash received from consulting fees.

As of March 31, 2017, we owed a total of $7,830,739 (2016 - $6,196,278) to KFBV under the terms of the First KF Loan, the Second KF Loan and the Third KF Loan, consisting of $5,900,000 (2016 - $5,900,000) in principal amount of all advances made to that date plus $1,343,112 in accrued interest thereon calculated using the stated interest rate of 10% per annum compounded monthly until January 15, 2017, when all  KF Loans became due and payable, $225,471 in accrued interest at a default rate of interest, which was calculated on $7,243,114 owed and payable on January 15, 2017, and $362,156 in financing costs associated with penalty we accrued on an unpaid balance.  A description of the KF Loans is provided under “Net Cash Provided by Financing Activities”.

During the three-month period ended March 31, 2017, we did not generate sufficient cash flows from our operating activities to satisfy our cash requirements.  Our only significant source of financing during the three-month period ended March 31, 2017, came from KFBV advances. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under the KF Loans, which became due and payable on January 15, 2017, and as of the date of the filing of this Form 10-Q are in default.

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

Cash Flows

	Three Months Ended March 31,
	2017	2016
Cash flows used in operating activities	$(48,652)	$(529,419)
Cash flows provided by financing activities	58,614	750,000
Effects of foreign currency exchange	30	4,405
Net increase in cash during the period	$9,992	$224,986

Net Cash Used in Operating Activities

Net cash used in operating activities during the three-month period ended March 31, 2017, was $48,652. This cash was primarily used to cover our cash operating expenses of $261,285 and to decrease our accounts payable by $958. These uses of cash were offset by decreases in our prepaid expenses of $3,669, and accounts receivable of $12,400; and by increases in our accrued liabilities of $12,342, wages payable of $49,600 and amounts due to related parties of $135,580.

Net cash used in operating activities during the three-month period ended March 31, 2016, was $529,419. This cash was primarily used to cover our cash operating expenses of $530,541, increase our prepaid expenses by $16,418, and decrease accrued liabilities by $13,049, wages payable by $23,853 and amounts due to related parties by $12,784. These uses of cash were offset by decreases in accounts receivable of $21,157 and work in progress of $30,528, and by increase in our accounts payable of $15,541.

Non-cash transactions

During the three months ended March 31, 2017 and 2016, our net loss was further increased by the following expenses that did not have any impact on cash used in operations:

•

$1,046,271 (2016 - $527,179) in accretion expense which resulted from the difference between the stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the KF Loans;

•

$362,720 (2016 - $3,420) in financing costs associated with the penalty we recorded on the balances payable on the KF Loans at January 15, 2017, when the KF Loans became due and payable, and, to a minor extent, with deferred legal fees we incurred to secure the KF Loans; and

•

$243,343 (2016 - $13,995) in interest we accrued on our notes and advances payable, of which 225,471 was associated with the interest we calculated on the balances payable on the KF Loans at January 15, 2017.

The negative effects of the above non-cash transactions were in part offset by the following:

•

$3,181 (2016 - $1,183,340) gain we recorded on the revaluation of the derivative liability associated with the warrants we issued to KFBV as consideration for the KF Loans and conversion feature included in the Third KF Loan Agreement, as, pursuant to the guidance provided by ASC 815, we must revalue derivative liability at each reporting period based on the value of the underlying variable on the reporting date; since the price of our common stock at March 31, 2017, was lower compared to the price at December 31, 2016, this resulted in gain on revaluation; and

•

$99,710 in recovery of stock-based compensation which comprised of $34,782 in stock-based compensation in respect of options to acquire shares of our common stock granted to our chairman of the board of directors and our former CEO under the 2014 Plan, and a recovery of $134,492, which was associated with the value of forfeited options to acquire our common stock we granted to our former CEO. During the three months ended March 31, 2016, our stock-based compensation associated with above options was determined to be $117,590.

Net Cash Provided by Financing Activities

During the three-month period ended March 31, 2017, KFBV advanced to us $58,614 for working capital.

During the three-month period ended March 31, 2016, we received $900,000 from KFBV pursuant to our Third KF Loan Agreement. Robert C. Kopple, Chairman of our Board of Directors, is the principal of KFBV.  These financing activities were reduced by $150,000 we paid to Quarry Bay and Tradex as partial repayment of loans and advances we received from these lenders during our fiscal 2012 through 2014.

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

Amounts payable under the First KF Loan Agreement accumulate interest at a rate of 10% per annum, compounded monthly. In the event of default, the interest is increased to 15% per annum until event of default is cured; in addition, the Company is required to pay a late payment fee equal to 5% of any past due sum under the First KF Loan.

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

Amounts payable under the Second KF Loan Agreement accumulate interest at a rate of 10% per annum, compounded monthly. In the event of default, the interest is increased to 15% per annum until event of default is cured; in addition, the Company is required to pay a late payment fee equal to 5% of any past due sum under the Second KF Loan.

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

Amounts payable under the Third KF Loan Agreement accumulate interest at a rate of 10% per annum, compounded monthly. In the event of default, the interest is increased to 15% per annum until event of default is cured; in addition, the Company is required to pay a late payment fee equal to 5% of any past due sum under the Third KF Loan.

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

As of the date of the filing of this Quarterly Report on Form 10-Q the KF Loans are in default, however, we have not been served with a default notice by KFBV as the Company and Mr. Kopple are discussing a possibility to re-negotiate the terms of the KF Loans. However, there is no assurance that these negotiations will be successful.

As of March 31, 2017, we owed a total of $7,830,739 under KF Loans, consisting of $5,900,000 in principal amount of all advances made to that date, $1,343,112 in accrued interest thereon calculated using the stated interest rate of 10% per annum, $225,471 in accrued interest at a default rate of interest, and $362,156 in financing costs associated with late payment fee we accrued on an unpaid balance.

Going Concern

The notes to our financial statements at March 31, 2017, disclose our uncertain ability to continue as a going concern. We were in the business of selling, marketing, distributing and installing global wireless tracking and telematics equipment in Europe until November 1, 2004, when we exchanged our rights to sell, market, distribute and install global wireless tracking and telematics equipment in Europe as well as specific assets and liabilities, for a royalty of 6% on future gross sales to qualified customers in Europe. This royalty agreement ended on October 31, 2015, which ended the revenue from this source. Our emission abatement technologies have generated only limited revenue.

We have accumulated a deficit of $76,864,697 since inception and increased sales will be required to fund and support our operations. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking contracts for our emission abatement technologies. As of the date of this Quarterly Report we have been contracted to install a land-based DSOX Fuel Purification System for LMS, install DSOX System on board of a vessel operated by DCL, and entered into a Term Sheet Agreement for installation of two DSOX Systems for Prestige Cruise Holding Inc. All these contracts have been placed on hold until such time that our technology can be proven through testing, which we expect to be completed in June 2017.  Despite these contracts we cannot provide assurance that we will be successful in generating additional sales. In addition, we have yet to record revenue from our LMS and DCL contracts, since the projects have not been completed; we also have no assurance that we will be able to record revenues from subsequent installations in the future.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of Triton Emission Solutions Inc. and our wholly-owned subsidiaries, Ecolutions, Inc., and Triton Emission Solutions International AB. On consolidation, we eliminate all significant intercompany balances and transactions.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties and consulting services arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At March 31, 2017, our allowance for doubtful accounts was $Nil.

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, we test our long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. We assess the recoverability based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount exceeds fair value.

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

At March 31, 2017, we had $9,538 in cash on deposit with a large chartered Canadian bank, and $4,248 on deposit with a Swedish bank. Of these deposits approximately $1,368 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of income from our consulting services and is not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss. We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At March 31, 2017, we did not have any accounts receivable outstanding, as our agreement for consulting services expired.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Financial Officer and Chairman of our board of directors, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2017. Based on the evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms due to limited segregation of duties.

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we have entered into sales contracts with LMS and DCL, and have a term sheet agreement with Prestige, for the installation of our DSOX Systems, and we have completed installation of our DSOX System on board a DCL vessel, we have not yet obtained certification that our DSOX System installed on board the DCL vessel meets current MEPC standards. In addition, we have temporarily suspended our efforts on the LMS Project. As a result, we have not yet recorded revenue from the LMS or DCL Projects, and there is no assurance that our DSOX Systems as well as future installations of the Njord Systems will obtain certification under current MEPC Standards.

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

We expect the majority of our future revenue to come from sales of our DSOX-20 Fuel Purification System, and our Njord System, which are heavily dependent on current and future IMO Regulations being enforced by international signatories to MARPOL Annex VI.  Currently the United States, Canada and the E.U. have Emission Control Area’s (ECA) in place that apply stringent engine emission standards and fuel sulfur limits to ships that operate in these ECA’s as set under MARPOL Annex VI.  There can be no assurance that other reductions in limits will be implemented as planned.  A change in the current and upcoming IMO regulations may have a significant material impact on our financial results.

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

As of March 31, 2017, we owed $7,830,739 under the terms of the KF Loans. In addition to these amounts, we have other significant short term liabilities. There is no assurance that we will be able to service our debt obligations when due.

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

As of March 31, 2017, we owed a total of $7,830,739 to KFBV under the terms of the KF Loans, consisting of the full principal amount of all advances made to that date ($5,900,000) plus interest and late payment fees accrued thereon.   Outstanding principal plus interest under the KF Loans was due on January 15, 2017. As of the date of this Quarterly Report on Form 10-Q, the loans are in default, however, we have not been served with a default notice by KFBV.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.3	Certificate of Amendment to Certificate of Incorporation - Name Change to Poly Shield Technologies Inc.(7)
3.4	Certificate of Amendment to Certificate of Incorporation - Name Change to Triton Emission Solutions Inc.(29)
3.5	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(3)
10.2	Technology License Agreement with Option to Purchase dated March 12, 2012, between the Company, Teak Shield Corp., and Robert and Marion Diefendorf. (4)
10.3	Loan Agreement dated April 19, 2012, between GlobeTrac Inc. and Acamar Investments Inc.(4)
10.4	Acamar Promissory Note dated April 19, 2012, given the Company in favor of Acamar Investments, Inc.(4)
10.5	Security Agreement dated April 19, 2012, granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(4)
10.6	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(5)
10.7	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(5)
10.8	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(5)
10.9	Extension letter dated October 17, 2012, from Acamar Investments, Inc. (7)
10.10	Amendment No. 1 to Loan Agreement and Promissory Note dated November 16, 2012, between the Company and Acamar Investments, Inc.(8)
10.11	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012. (9)
10.12	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.13	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.14	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.15	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.16	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.17	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS. (11)
10.18	Share Purchase Agreement dated April 8, 2013, between J. Douglas Faulkner and Poly Shield Technologies Inc.(12)
10.19	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(13)

Exhibit Number	Description of Exhibit
10.20	Purchase and sale Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc. (14)
10.21	Addendum to December 1, 2012 Employment Agreement, dated effective as of December 30, 2013. (15)
10.22	Letter Agreement dated January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (16)
10.23	Loan Agreement dated as of January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (17)
10.24	Addendum No. 2 to December 1, 2012 Employment Agreement, dated effective as of February 28, 2014. (18)
10.25	Technology Transfer Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (19)
10.26	Management Consulting Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (19)
10.27	Amendment No. 1 to Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated effective as of March 10, 2014. (19)
10.28	Purchase and Services Agreement between Magical Cruise Company, Limited and Poly Shield Technologies Inc. dated effective as of April 15, 2014.(20)
10.29	Amended and Restated Technology License Agreement among Poly Shield Technologies Inc., Teak Shield Corp., Marion Diefendorf and the Estate of Robert Diefendorf entered into on June 24, 2014. (22)
10.30	Management Consulting Agreement between Joao da Costa and Poly Shield Technologies Inc. dated effective as of June 25, 2014. (23)
10.31	Management Consulting Agreement between Mitchell Reed Miller and Poly Shield Technologies Inc. dated effective as of June 25, 2014. (23)
10.32	Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated July 28, 2014. (24)
10.33	Management Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 3, 2014. (25)
10.34	Amendment No. 2 to that Loan Agreement dated January 15, 2014 between the Triton Emission Solutions Inc. and KF Business Ventures LP dated effective July 29, 2014.(26)
10.35	2014 Stock Option Plan.(26)
10.36	Non-Qualified Stock Option Agreement for Robert C. Kopple dated September 8, 2014.(26)
10.37	Amendment No. 1 to Sales and Purchase Agreement dated as of January 12, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.(27)
10.38	Employment Agreement dated March 6, 2015, and effective as of March 23, 2015, between Anders Aasen and Triton Emission Solutions Inc.(28)
10.39	Loan Agreement dated July 28, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(30)
10.40	Loan Agreement dated August 31, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and KF Business Ventures LP.(31)
10.41	Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 4, 2015.(32)
10.42	Amendment No. 2 to Sales and Purchase Agreement dated as of November 5, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.
10.43	Loan Agreement dated November 6, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(33)
10.44	Amendment to Sales and Purchase Agreement dated as of December 1, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.
10.45	Letter Agreement dated December 17, 2015 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(34)
10.46	Loan Agreement dated January 8, 2016 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(34)
10.47

Amendment Agreement to those loan agreements dated as of January 15, 2014, July 28, 2014, and August 31, 2015 between Triton Emission Solutions Inc. and KF Business Ventures, LP dated January 8, 2016.(34)

Exhibit Number	Description of Exhibit
10.48	Amendment Agreement to those loan agreements dated July 28, 2015 and November 6, 2015 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling dated January 8, 2016.(34)
10.49	Promissory Note dated September 13, 2016, in respect of the principal sum of $110,000 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(34)
10.50	Amendment No. 3 to Sales and Purchase Agreement dated as of December 22, 2016 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc. (35)
14.1	Code of Ethics(2)
21.1	List of Subsidiaries(35)
31.1	Certification of Chairman of the board of directors of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

TRITON EMISSION SOLUTIONS INC.

Date:	May 15, 2017	By:	/s/ Robert Kopple
ROBERT KOPPLE
Chairman

Date:	May 15, 2017	By:	/s/ John Da Costa
JOHN DA COSTA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)