Form 10-Q
period 2017-06-30
Triton Emission Solutions Inc.
filed 2017-08-15
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 14, 2017, the Registrant had 88,195,005 shares of common stock outstanding.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited interim consolidated financial statements have not been reviewed by the Company’s independent auditor. They have been prepared by management in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

Unless the context otherwise requires, all references in this report to “Triton,” “the Company,” “we,” “us,” or “our” are to Triton Emission Solutions Inc., collectively with its subsidiaries Ecolutions, Inc., and Triton Emission Solutions International AB.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	June 30, 2017	December 31, 2016
	(Unaudited, Management Prepared)

ASSETS

Current assets
Cash	$10,135	$3,794
Accounts receivable	-	12,126
Prepaids	4,624	3,667
	$14,759	$19,587

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$208,559	$167,768
Accrued liabilities	41,530	43,423
Wages payable	89,202	46,808
Unearned revenue	2,075,000	2,075,000
Notes and advances payable	1,083,019	1,041,416
Due to related parties	717,966	244,075
Derivative liabilities - warrants	285,539	194,344
Derivative liability - conversion feature	1,551,038	1,576,327
Loans payable	8,113,540	6,196,278
Total liabilities	14,165,393	11,585,439

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 88,195,005 issued and outstanding at June 30, 2017 and December 31, 2016	88,195	88,195
Obligation to issue shares	46,410	46,410
Additional paid in capital	63,273,818	63,345,881
Accumulated deficit	(77,560,144)	(75,052,646)
Accumulated other comprehensive income	1,087	6,308
	(14,150,634)	(11,565,852)
	$14,759	$19,587

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Consulting revenue	$-	$27,214	$8,753	$49,220

Amortization	-	2,640	-	5,281
General and administrative expenses	83,655	492,933	324,931	1,052,309
Research and development	213,789	10,313	243,874	19,047
Loss before other items	(297,444)	(478,672)	(560,052)	(1,027,417)

Other items
Accretion expense	-	(688,572)	(1,046,271)	(1,215,751)
Change in fair value of derivative liabilities	(69,087)	(1,006,016)	(65,906)	177,324
Financing costs	-	(3,420)	(362,720)	(6,840)
Interest	(301,269)	(13,605)	(544,612)	(27,600)
Stock-based compensation	(27,647)	(70,348)	72,063	(187,938)

Net loss	(695,447)	(2,260,633)	(2,507,498)	(2,288,222)

Foreign exchange translation	(4,893)	(85)	(5,221)	(298)
Comprehensive loss	$(700,340)	$(2,260,718)	$(2,512,719)	$(2,288,520)

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	88,195,005	88,152,423	88,195,005	88,152,423

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

						Accumulated
	Common shares		Obligation	Additional		Other
	Number of		to Issue	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Capital	Deficit	Income / (Loss)	Total

Balance at December 31, 2015	88,145,005	$88,145	$46,410	$63,045,602	$(69,890,583)	$7,183	$(6,703,243)

Stock-based compensation	-	-	-	187,938	-	-	187,938
Shares issued for investor relation services	50,000	50	-	2,198	-	-	2,248
Net loss for the period ended June 30, 2016	-	-	-	-	(2,288,222)	-	(2,288,222)
Translation to reporting currency	-	-	-	-	-	(298)	(298)

Balance at June 30, 2016	88,195,005	88,195	46,410	63,235,738	(72,178,805)	6,885	(8,801,577)

Stock-based compensation	-	-	-	110,143	-	-	110,143
Net loss for the period ended December 31, 2016	-	-	-	-	(2,873,841)	-	(2,873,841)
Translation to reporting currency	-	-	-	-	-	(577)	(577)

Balance at December 31, 2016	88,195,005	88,195	46,410	63,345,881	(75,052,646)	6,308	(11,565,852)

Stock-based compensation	-	-	-	(72,063)	-	-	(72,063)
Net loss for the period ended June 30, 2017	-	-	-	-	(2,507,498)	-	(2,507,498)
Translation to reporting currency	-	-	-	-	-	(5,221)	(5,221)

Balance at June 30, 2017	88,195,005	$88,195	$46,410	$63,273,818	$(77,560,144)	$1,087	$(14,150,634)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	Six Months Ended June 30,
	2017	2016

Cash flows used in operating activities

Net loss	$(2,507,498)	$(2,288,222)

Non-cash items
Accretion expense	1,046,271	1,215,751
Accrued interest	544,612	27,600
Amortization	-	5,281
Financing costs	362,720	6,840
Foreign exchange loss	5,592	14,121
Change in fair value of derivative liabilities	65,906	(177,324)
Investor relations fees, non-cash	-	2,248
Stock-based compensation	(72,063)	187,938

Changes in operating assets and liabilities
Accounts receivable	12,428	8,219
Prepaids	(955)	(10,660)
Work in progress	-	30,976
Accounts payable	39,997	6,485
Accrued liabilities	(1,893)	(48,102)
Wages payable	36,940	(15,387)
Due to related parties	177,687	(13,994)
Net cash used in operating activities	(290,256)	(1,048,230)

Cash flows from financing activities
Long-term loan	-	1,200,000
Advances from related parties	296,316	-
Repayment of notes payable	-	(200,000)
Net cash provided by financing activities	296,316	1,000,000

Effects of foreign currency exchange	281	(931)

Net increase (decrease) in cash	6,341	(49,161)
Cash, beginning	3,794	112,138
Cash, ending	$10,135	$62,977

Cash paid for:
Income tax	$-	$-
Interest	$-	$37,724

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited, Prepared by Management)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Triton Emission Solutions Inc. (the “Company”) was incorporated in the state of Delaware on March 2, 2000, and is listed on the OTCPink under the symbol “DSOX”. On August 25, 2014, the Company changed its name from Poly Shield Technologies Inc. to Triton Emission Solutions Inc. On November 13, 2014, the Company established a wholly owned subsidiary in Sweden, Triton Emission Solutions International AB (the “Subsidiary”).

The Company’s main focus is the development and marketing of its proprietary DSOX Fuel Purification (the “DSOX”) and Njord Exhaust Gas Scrubber (the “Njord”) Systems, designed to remove sulfur from marine fuel and exhaust gases. The technology is currently aimed at the maritime industry which includes vessels for cruise-line, freight shipping and tanker companies.

Basis of presentation

The unaudited interim consolidated financial statements included herein have been prepared by, and are the responsibility of, the Company’s management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Due to a weak financial condition, the Company’s independent auditor has not performed a review of these unaudited interim consolidated financial statements. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2016. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  For further information, these unaudited interim consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016, included in the Company’s report on Form 10-K.

Reclassifications

Certain prior period amounts in the accompanying unaudited consolidated interim financial statements have been reclassified to conform to the current period’s presentation.  These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Going Concern

The accompanying unaudited, management prepared, consolidated interim financial statements have been prepared assuming the Company will continue as a going concern. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.  These unaudited interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties and KF Business Ventures loans (Notes 3 and 4), at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Due to a company controlled by the Chief Financial Officer (“CFO”)	$186,211	$92,803
Due to the former Chief Executive Officer (“CEO”)	74,984	46,860
Due to the former President and Chief Technical Officer (“CTO”)	87,923	59,798
Due to the former Senior Vice President (“VP”) of Business Development	74,064	41,117
Due to a company controlled by a Director and Chairman for advances	294,784	--
Due to the former VP of Engineering(1)	--	195
Due to the former CEO and President of Subsidiary	--	3,302
Due to related parties	$717,966	$244,075

Amounts are unsecured, due on demand and bear no interest.

(1)Mr. Buczek resigned from his position of VP of Engineering on May 1, 2015. As at June 30, 2017, the amounts owed to Mr. Buczek have been included in accounts payable.

The Company incurred the following expenses with related parties:

	June 30, 2017	June 30, 2016
Salary paid to the former CEO	$--	$135,000
Consulting fees paid to the former CEO	28,125	--
Fair value of options granted to (forfeited by) the former CEO (Note 5)	(127,051)	52,910
Administrative fees accrued to a company controlled by the CFO	90,000	90,000
Salary paid to the former President and CTO	--	135,000
Consulting fees paid to the former President and CTO	28,125	--
Fair value of options issued to a Director and Chairman (Note 5)	54,988	130,700
Salary paid to the former Senior VP of Business Development	--	135,000
Consulting fees paid to the former Senior VP of Business Development	32,946	--
Salary paid to the President and CEO of the Subsidiary	30,122	52,303
Total transactions with related parties	$137,255	$730,913

NOTE 3 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans outstanding as at June 30, 2017 and December 31, 2016:

As at June 30, 2017
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$14,759	$41,759
49,500	7%	29,500	79,000
146,413*	6%	11,458	157,871
15,000	0%	--	15,000
600,000	6%	68,211	668,211
110,000	10%	11,178	121,178
$947,913		$135,106	$1,083,019
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

As at December 31, 2016
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$13,145	$40,145
49,500	7%	26,819	76,319
141,506*	6%	6,623	148,129
15,000	0%	--	15,000
600,000	6%	48,723	648,723
110,000	10%	3,100	113,100
$943,006		$98,410	$1,041,416
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

Quarry Bay and Tradex Loans and Advances

On April 7, 2015, the Company received a demand notice to repay outstanding notes payable issued to Quarry Bay Capital LLC. (“Quarry Bay”) and Tradex Capital Corp (“Tradex”).

During the year ended December 31, 2015, the Company repaid $150,000 in outstanding notes payable, and during the year ended December 31, 2016, the Company repaid an additional $200,000, of which $37,724 was applied toward interest accrued on the Quarry Bay Capital Loan, which accrues interest at a rate of 6% per annum. As at June 30, 2017, CAD$190,000 note payable to Quarry Bay remains outstanding and continues accumulating interest at 6% per annum. As at June 30, 2017, the Company owed $157,871 (December 31, 2016 - $148,129), including accrued interest of $11,458 (2016 - $6,623).

Norling Bridge Loans

On July 28, 2015, and November 6, 2015, the Company entered into two separate bridge loan agreements (the “Norling Loans”) with its former President and CTO, Rasmus Norling.  Pursuant to the Norling Loans, Mr. Norling agreed to lend to the Company total of $400,000 in exchange for unsecured promissory notes.

The Norling Loans have an interest rate of 6% and were due December 31, 2016. During the six-month period ended June 30, 2017, the Company recorded $12,981 in interest expense associated with the Norling Loans (2016 - $12,294). As at June 30, 2017, the Company owed $445,078 (2016 - $432,097) under the Norling Loans.

As of June 30, 2017, the Norling Loans are in default, however, the Company has not been served with a default notice by Mr. Norling.

KF Business Ventures Bridge Loan and Note Payable

On August 31, 2015, the Company entered into a bridge loan agreement with KF Business Ventures, LP (“KFBV”), a company controlled by a director of the Company, whereby KFBV agreed to lend to the Company $200,000 in exchange for an unsecured promissory note (the “KFBV Bridge Loan”).

The KFBV Bridge Loan has an interest rate of 6%, and was due December 31, 2016. During the six-month period ended June 30, 2017, the Company recorded $6,507 in interest expense associated with the KFBV Bridge Loan (2016 - $6,164). As at June 30, 2017, the Company owed $223,133 (2016 - $216,626) under the KFBV Bridge Loan.

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

The KFBV Note has an interest rate of 10% and was due January 15, 2017. Under the terms of the KFBV Note, in the event of default the interest rate increases to 15% per annum until such time that the default is cured. During the six-month period ended June 30, 2017, the Company recorded $8,078 in interest expense associated with the KFBV Note (2016 - $Nil). As at June 30, 2017, the Company owed $121,178 (2016 - $113,100) under the KFBV Note.

As of June 30, 2017, the KFBV Bridge Loan and KFBV Note are in default, however, the Company has not been served with a default notice by KFBV.

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

The loans have an interest rate of 7%, and are due on demand. During the six-month period ended June 30, 2017, the Company recorded $2,681 in interest expense associated with these loans from third party creditors (2016 - $2,514). As at June 30, 2017, the Company owed $79,000 (2016 - $76,319) under these loans.

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

The loans have an interest rate of 8%, and are due on demand. During the six-month period ended June 30, 2017, the Company recorded $1,614 in interest expense associated with these loans (2016 - $1,499). As at June 30, 2017, the Company owed $41,759 (2016 - $40,145) under these loans.

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

The Company did not repay the First KF Loan on January 15, 2017, when due, and as such the First KF Loan is in default.  The Company recorded a penalty on unpaid balance of $131,978, representing 5% of the full balance due under the First KF Loan on January 15, 2017. The penalty has been included in financing costs. The Company has not been served with a default notice by KFBV.

During the six-month period ended June 30, 2017, the Company recognized accretion expense of $73,250 (June 30, 2016 - $522,012). Pursuant to the terms of the First KF Loan Agreement, as of June 30, 2017, the Company recorded additional $185,226 in interest expense on the First KF Loan at 15% per annum, the default rate of interest.

At June 30, 2017, the fair value of the derivative liability associated with the warrants issued pursuant to the First KF Loan Agreement was $96,429 (December 31, 2016 - $67,380).

At June 30, 2017 and December 31, 2016, the fair values of Amended Warrants, September Warrants, and First Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At June 30, 2017	At December 31, 2016
Expected Warrant Life	3.55 - 4.18 years	4.04 - 4.67 years
Risk-Free Interest Rate	1.55% - 1.89%	1.93%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	32%-60%	32%-60%

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

The Company did not repay the Second KF Loan on January 15, 2017, when due, and as such the Second KF Loan is in default.  The Company recorded a penalty on unpaid balance of $147,779, representing 5% of the full balance due under the Second KF Loan on January 15, 2017. The penalty has been included in financing costs. The Company has not been served with a default notice by KFBV.

During the six-month period ended June 30, 2017, the Company recognized accretion expense of $165,212 (June 30, 2016 - $692,505). Pursuant to the terms of the Second KF Loan Agreement, as of June 30, 2017, the Company recorded additional $207,401 in interest expense on the First KF Loan at 15% per annum, the default rate of interest.

At June 30, 2017, the fair value of the derivative liabilities associated with the Second KF Warrants and the Second Extension Warrants was $101,111 (December 31, 2016 - $67,764).

At June 30, 2017 and December 31, 2016, the fair values of the Second KF Warrants and Second Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At June 30, 2017	At December 31, 2016
Expected Warrant Life	3.55 - 4.18 years	4.04 - 4.67 years
Risk-Free Interest Rate	1.55% - 1.89%	1.93%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	15% - 60%	15% - 60%

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

The Company did not repay the Third KF Loan on January 15, 2017, when due, and as such the Third KF Loan is in default.  The Company recorded a penalty on unpaid balance of $82,399, representing 5% of the full balance due under the Third KF Loan on January 15, 2017. The penalty has been included in financing costs. The Company has not been served with a default notice by KFBV.

During the six-month period ended June 30, 2017, the Company recognized accretion expense of $807,809 (June 30, 2016 - $1,234). Pursuant to the terms of the Second KF Loan Agreement, as of June 30, 2017, the Company recorded additional $115,644 in interest expense on the Third KF Loan at 15% per annum, the default rate of interest.

As a consequence of the Third KF Loan being in default, the conversion price decreased to 50% of the volume weighted average price of the Company’s stock over the last five days of trading immediately preceding the date of exercise.

At June 30, 2017, the fair value of the derivative liability associated with the Third KF Warrants and the Third KF Loan Conversion Feature was $88,000 (2016 - $59,200) and $1,551,038  (2016 - $1,576,327), respectively.

At June 30, 2017, and December 31, 2016, the fair value of the Third KF Warrants was revalued using the Binomial Lattice model using the following assumptions:

	At June 30, 2017	At December 31, 2016
Expected Warrant Life	3.55 years	4.04 years
Risk-Free Interest Rate	1.55%	1.70%
Expected Dividend Yield	Nil	Nil
Average Expected Stock Price Volatility	60%	60%

At June 30, 2017, and December 31, 2016, the fair value of the Third KF Loan Conversion Feature was revalued using the Binomial Lattice model using the following assumptions:

	At June 30, 2017	At December 31, 2016
Expected Life	0.00 years	0.04 years
Risk-Free Interest Rate	0.84%	0.44%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	57%	57%

Summary of KF Loans Payable

A summary of the discounted carrying value, deferred financing costs, accumulated accrued interest, penalty and principal of KF loans payable is as follows:

As at June 30, 2017
	Discounted Carrying Value	Principal Outstanding	Accumulated Accrued Interest	Penalty	Total
First KF Loan Payable	$2,956,771	$2,000,000	$824,793	$131,978	$2,956,771
Second KF Loan Payable	3,310,749	2,400,000	762,970	147,779	3,310,749
Third KF Loan Payable	1,846,020	1,500,000	263,621	82,399	1,846,020
	$8,113,540	$5,900,000	$1,851,384	$362,156	$8,113,540

As at December 31, 2016
	Discounted Carrying Value	Principal Outstanding	Accumulated Accrued Interest	Total
First KF Loan Payable	$2,566,317	$2,000,000	$628,764	$2,628,764
Second KF Loan Payable	2,790,357	2,400,000	543,475	2,943,475
Third KF Loan Payable	840,168	1,500,000	141,236	1,641,236
	6,196,842	5,900,000	1,313,475	7,213,475
Deferred Financing Costs	(564)	--	--	--
	$6,196,278	$5,900,000	$1,313,475	$7,213,475

Summary of the Derivative Liability - Conversion Feature

A summary of the derivative liability associated with the Conversion Feature under the Third KF Loan Agreement is as follows:

As at June 30, 2017
	Fair Value at December 31, 2016	Change on Revaluation at Reporting Date	Fair Value at June 30, 2017
Third KF Loan Conversion Feature	$ 1,576,327	$ (25,289)	$ 1,551,038

As at December 31, 2016
	Fair Value at December 31, 2015	Change on Revaluation at Reporting Date	Fair Value at December 31, 2016
Third KF Loan Conversion Feature	$ 2,335,498	$ (759,171)	$ 1,576,327

Summary of the Derivative Liabilities - Warrants

A summary of the derivative liabilities associated with the warrants under the KF Loan Agreements and their amendments is as follows:

As at June 30, 2017
	Fair Value at December 31, 2016	Change on Revaluation at Reporting Date	Fair Value at June 30, 2017
9,254,546 warrants (Amended Warrants and September Warrants)	$58,303	$24,987	$83,290
1,194,332 warrants (First Extension Warrants)	9,077	4,061	13,138
9,600,000 warrants (Second KF Warrants)	57,600	28,800	86,400
1,337,320 warrants (Second Extension Warrants)	10,164	4,547	14,711
8,000,000 warrants (Third KF Warrants)	59,200	28,800	88,000
Total	$194,344	$91,195	$285,539

As at December 31, 2016
	Fair value at December 31, 2015	Change on Revaluation at Reporting Date	Fair Value at December 31, 2016
9,254,546 warrants (Amended Warrants and September Warrants)	$253,944	$(195,641)	$58,303
1,194,332 warrants (First Extension Warrants)	42,089	(33,012)	9,077
9,600,000 warrants (Second KF Warrants)	329,472	(271,872)	57,600
1,337,320 warrants (Second Extension Warrants)	45,897	(35,733)	10,164
8,000,000 warrants (Third KF Warrants)	274,560	(215,360)	59,200
Total	$945,962	$(751,618)	$194,344

KF Business Ventures, Deferred Financing Costs

During the year ended December 31, 2015, the Company recorded $50,538 in legal fees associated with securing the KFBV Loans. These fees are amortized over the remaining life of the loans. As of June 30, 2017, the legal fees were fully amortized and the Company recorded $564 (June 30, 2016 - $6,840) in financing costs associated with the amortization of these legal fees.

NOTE 5 - SHARE CAPITAL

During the six months ended June 30, 2017, the Company did not have any transactions that resulted in issuance of its common stock.

Warrants

A continuity schedule of warrants is as follows:

	June 30, 2017	December 31, 2016
Warrants, beginning	39,886,198	39,886,198
Warrants, expired	(10,000,000)	--
Warrants, outstanding	29,886,198	39,886,198

Details of warrants outstanding as at June 30, 2017 are as follows:

Exercise price	Expiry date	Number of warrants outstanding
$0.50	August 1, 2018	500,000
$0.10	January 15, 2021	26,854,546
$0.10	September 1, 2021	2,531,652
		29,886,198

At June 30, 2017, the weighted-average exercise price and remaining contractual life of the outstanding share purchase warrants were $0.11 and 3.56 years, respectively.

Options

A summary of options is as follows:

	June 30, 2017	December 31, 2016
Options, beginning	6,300,000	6,300,000
Options, forfeited	(3,800,000)	-
Options, outstanding	2,500,000	6,300,000
Options, exercisable	1,500,000	3,800,000

Details of options outstanding as at June 30, 2017 are as follows:

Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.10	September 8, 2014	2,500,000	1,500,000
		2,500,000	1,500,000

At June 30, 2017, the weighted-average exercise price and remaining contractual life of the outstanding options to purchase the shares of the Company’s common stock were $0.10 and 4.19 years, respectively.

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

The grant date fair value of these options was $953,885. During the six-month period ended June 30, 2017, the Company recognized $54,988 as stock-based compensation (2016 - $130,700).

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

The grant date fair value of these Options was $413,944.  During the six-month period ended June 30, 2017, the Company recognized $7,441 as stock-based compensation (2016 - $52,910) relating to these options.  Certain stock options were forfeited by the former CEO as a consequence of his resignation.  On forfeiture, the Company recorded a reversal of $134,492 of previously recorded stock-based compensation expense relating to options that had not yet vested at the date of forfeiture.

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

The forward-looking statements in this Quarterly Report on Form 10-Q for the interim period ended June 30, 2017, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Cautionary Statement of No Auditor Review

The unaudited interim consolidated financial statements included in this quarterly report on Form 10-Q have not been reviewed by the Company’s independent auditor. They have been prepared by management of the Company in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

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

Our main products are represented by the Njord Exhaust Gas Scrubber System (the “Njord System”) and the DSOX Fuel Purification System (the “DSOX-20” or “DSOX System”).  The main purpose of the Njord System is to clean the exhaust gases from excess sulfur following the internal combustion process within a ships’ engine, whereas the DSOX-20 is a pre-combustion de-sulfurization technology designed to remove alkali metals, such as sulfur and sodium, from heavy marine fuel.

Both systems can work as stand-alone units or can be used in conjunction with one another to get the ultimate results. The fairly small size of Njord System and capability of it working in both open and closed loop modes makes the system versatile for installation on new builds as well as for retrofitting existing vessels. Its unique design does not require the addition of any chemicals and results in minimal back pressure, allowing for an extended longevity of a ships’ engine.

The DSOX-20 is based on our patented Bio Scrubber platform, integrating it with additional new proprietary technologies that we acquired from Mr. Norling, our former President and Chief Technical Officer (“CTO”), in March 2014.

In February of 2017, majority of our top management, including Anders Aasen, the Chief Executive Officer and a director of the Company, Rasmus Norling, the Chief Technical Officer, President and a director of the Company, and Mitchell Miller, Senior Vice President of Business Development and a director of the Company, tendered their resignations from their respective posts. Resignations of Messrs. Aasen, Norling, and Miller were not due to, and were not caused by, in whole or in part, any disagreement with us, whether related to our operations, policies, practices or otherwise. However, their resignation had left the Company without the technical expertise required for the Company to continue developing and marketing its emission technologies. These resignations, coupled with a significant shortage of financial resources, create an uncertainty in the Company’s ability to continue as a going concern.

In April of 2017 we commissioned Norling Inc., a company controlled by our former President and CTO, to complete a laboratory acceptance test on the Company’s technology.  We paid Norling Inc. a total of $210,600 for the test, which was finalized in late June of 2017. We expect to receive laboratory results in the third quarter of our Fiscal 2017.

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended			Six Months Ended
	June 30, 2017	June 30, 2016	Percentage Increase / (Decrease)	June 30, 2017	June 30, 2016	Percentage Increase / (Decrease)
Revenue	$-	$27,214	(100.0)%	$8,753	$49,220	(82.2)%
Operating expenses	(297,444)	(505,886)	(41.2)%	(568,805)	(1,076,637)	(47.2)%
Accretion expense	-	(688,572)	(100.0)%	(1,046,271)	(1,215,751)	(13.9)%
Change in fair value of derivative liabilities	(69,087)	(1,006,016)	(93.1)%	(65,906)	177,324	(137.2)%
Financing costs	-	(3,420)	(100.0)%	(362,720)	(6,840)	5,202.9%
Interest	(301,269)	(13,605)	2.114.4%	(544,612)	(27,600)	1,873.2%
Stock-based compensation	(27,647)	(70,348)	(60.7)%	72,063	(187,938)	(138.3)%
Net loss	$(695,447)	$(2,260,633)	(69.2)%	$(2,507,498)	$(2,288,222)	9.6%

Revenues

We did not generate any revenue during the three-month period ended June 30, 2017, which represented a 100% decline as compared to $27,214 we generated during the three-month period ended June 30, 2016. During the six-month period ended June 30, 2017, our revenue decreased by 82.2% to $8,753, from $49,220 we generated during the six months ended June 30, 2016. Our revenue consisted of consulting fees charged by our wholly owned subsidiary, Triton International, on the use and installation of emission abatement technologies. The consulting agreement between Triton International and its sole customer expired during the quarter ended March 31, 2017.

During the six-month period ended June 30, 2017, we did not record any revenue from our main operations, being installation and servicing of our DSOX and Njord Systems (collectively, the “Emission Technologies”), as the installations of our DSOX Systems for LMS Ship Management Inc. (“LMS”) and Magical Cruise Company, Limited (“DCL”) projects were not completed. Due to significant shortage of financial resources, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three-month period ended June 30, 2017, our operating expenses decreased by 41.2% to $297,444 from $505,886 for the three months ended June 30, 2016. The most significant changes included decreased salary and wage costs, as majority of our senior officers and board members resigned from their positions in February of 2017; as well as reduced insurance and travel and entertainment fees. Our efforts to control our operating costs due to lack of funds resulted in overall decrease to all regular operating expenses. These decreases were in part offset by $213,789 in research and development fees of which we paid $210,600 to Norling Inc., a company controlled by our former President and CTO, to complete a laboratory acceptance test on our Emission Technologies.

During the six-month period ended June 30, 2017, our operating expenses decreased by 47.2% to $568,805 from $1,076,637 for the six months ended June 30, 2016.

The most significant year-to-date changes in our operating expenses were as follows:

•

During the six-month period ended June 30, 2017 we did not have any staff employed directly by the parent corporation. Our Subsidiary had two employees of which one resigned in the month of February and the last employee resigned in May of 2017. This resulted in a decrease to our wages and salaries of $614,132, or 89.3%, from $687,944 we recorded during the six-month period ended June 30, 2016 to $73,812 we recorded during the six-month period ended June 30, 2017. As of the date of this report, we have no intention to hire any staff, and we plan to use external consultants on as needed basis.

•

As part of our ongoing efforts to control our overhead costs, we terminated our insurance coverage, which resulted in $76,155 decrease to our insurance expenses to $16,429 we incurred during the period ended June 30, 2017. We also decided to reduce our marketing and advertising expenditures, which resulted in decrease of $44,556 to $155.

•

During the six-month period ended June 30, 2017, our travel and entertainment expenses decreased by $36,607 to recovery of $740 we incurred during the period. Our office and rent expenses decreased by $17,359 and $16,513, respectively to $1,574 we incurred in office expenses, and $2,489 incurred in rent expenses during the period ended June 30, 2017. These decreases were mainly associated with our efforts to control our operating costs.

The above changes were in part offset by the following:

•

On February 7, 2017, Anders Aasen resigned as our Chief Executive Officer and a director, and Rasmus Norling resigned as our Chief Technical Officer, President and a director. On February 13, 2017, Mr. Mitchell Miller resigned as our Senior Vice President of Business Development and as a director. We recorded $89,196 in consulting fees associated with January and February fees we accrued for services performed by Messrs. Norling, Miller and Aasen until their respective resignations. We did not have similar expenses during the six-month period ended June 30, 2016, as above officers and directors were receiving payroll.

•

In order to protect the intellectual rights to our technology, we incurred $33,274 in patent application and protection fees, which were recorded as part of our expense on research and development.

•

In April of 2017 we commissioned Norling Inc., a company controlled by our former President and CTO, to complete a laboratory acceptance test on the Company’s technology.  We paid Norling Inc. a total of $210,600 for the test, which was finalized in late June of 2017. The payment was included as part of our research and development costs.

Other Items

During the six-month period ended June 30, 2017, we recorded $1,046,271 in accretion expense that resulted from the difference between the stated interest rate and the implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First KF Loan, the Second KF Loan and the Third KF Loan (collectively, the “KF Loans”). During the same period of fiscal 2016, our accretion expense was determined to be $1,215,751. As of January 15, 2017, all KF Loans were fully accreted, however, since we did not repay the KF Loans when due, we continue to accrue interest on the balances owed under KF Loans at 15% per annum compounded monthly, the default rate of interest per KF Loan Agreements. As a result we recorded $508,271 in interest on KF Loans. Further $36,341 in interest expense was associated with interest accrued on the notes payable we issued to Mr. Norling and KFBV, and on the notes payable we issued to other non-related lenders.

On January 15, 2017, we recorded a penalty on the KF Loans in the amount of $362,156, which was calculated as 5% of the total amount owed under the First KF Loan, the Second KF Loan and the Third KF Loan on January 15, 2017. The penalty was recorded as part of financing costs.

During the six months ended June 30, 2017, we recorded $62,429 in stock-based compensation in respect of options to acquire shares of our common stock granted to our chairman of the board of directors and our former CEO under the 2014 Plan. As a consequence of Mr. Aasen’s resignation certain stock options were forfeited by the former CEO. On forfeiture, the Company recorded a reversal of $134,492 of previously recorded stock-based compensation expense relating to options that had not yet vested at the date of resignation. During the six-month period ended June 30, 2016, our stock-based compensation associated with the same options was determined to be $187,938.

During the six months ended June 30, 2017, we recorded $65,906 loss on the change in the fair value of the derivative liabilities associated with the warrants we issued to KFBV pursuant to the KF Loans and the conversion feature available under the Third KF Loan Agreement. The change in the fair values of the derivative liabilities was a result of the increase in the market price of our common stock at June 30, 2017, as compared to the market price of the stock at December 31, 2016.  During the six months ended June 30, 2016, we recorded a gain on the change in the fair value of the derivative liabilities of $177,324, as the  price of our common stock at June 30, 2016 had decreased as compared to the price in effect on December 31, 2015.

Liquidity and Capital Resources

Our financial position at June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016

Current assets	$14,759	$19,587
Current liabilities	14,165,393	11,585,439
Working capital deficit	$(14,150,634)	$(11,565,852)

As of June 30, 2017, we had a cash balance of $10,135, a working capital deficit of $14,150,634, and cash flows used in operations of $290,256 for the six months then ended. Of our working capital deficit at June 30, 2017, $285,539 was attributed to the fair value of the derivative liability associated with the warrants we issued to KFBV as partial consideration for the KF Loans, and $1,551,038 was attributed to the conversion feature included in the Third KF Loan Agreement.  During the six-month period ended June 30, 2017, we funded our operations with $296,316 we received in non-interest bearing advances from KFBV and Da Costa Management Corp., and, to a minor extent, with cash received from consulting fees.

As of June 30, 2017, we owed a total of $8,113,540 (2016 - $7,213,475) to KFBV under the terms of the First KF Loan, the Second KF Loan and the Third KF Loan, consisting of $5,900,000 (2016 - $5,900,000) in principal amount of all advances made to that date plus $1,343,113 (2016 - $1,313,475) in accrued interest thereon calculated using the stated interest rate of 10% per annum compounded monthly until January 15, 2017, when all  KF Loans became due and payable, $508,271 in accrued interest at a default rate of interest, which was calculated on $7,243,113 owed and payable on January 15, 2017, and $362,156 in financing costs associated with penalty we accrued on an unpaid balance.  A description of the KF Loans is provided under “Net Cash Provided by Financing Activities”.

During the six-month period ended June 30, 2017, we did not generate sufficient cash flows from our operating activities to satisfy our cash requirements.  Our only significant source of financing during the six-month period ended June 30, 2017, came from KFBV advances. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under the KF Loans, which became due and payable on January 15, 2017, and as of the date of the filing of this Form 10-Q are in default.

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

Cash Flows

	Six Months Ended June 30,
	2017	2016
Cash flows used in operating activities	$(290,256)	$(1,048,230)
Cash flows provided by financing activities	296,316	1,000,000
Effects of foreign currency exchange	281	(931)
Net increase (decrease) in cash during the period	$6,341	$(49,161)

Net Cash Used in Operating Activities

Net cash used in operating activities during the six-month period ended June 30, 2017, was $290,256. This cash was primarily used to cover our cash operating expenses of $554,460, to decrease our accrued liabilities by $1,893 and to increase our prepaid expenses associated with the patent protection fees by $955. These uses of cash were offset by a decrease in our accounts receivable of $12,428, and increases in the accounts payable of $39,997, wages payable of $36,940 and the amounts due to related parties of $177,687.

Net cash used in operating activities during the six-month period ended June 30, 2016, was $1,048,230. This cash was primarily used to cover our cash operating expenses of $1,005,767, increase our prepaid expenses by $10,660, and decrease accrued liabilities by $48,102, wages payable by $15,387 and amounts due to related parties by $13,994. These uses of cash were offset by decreases in accounts receivable of $8,219 and work in progress of $30,976, and increase in accounts payable of $6,485.

Non-cash transactions

During the six months ended June 30, 2017 and 2016, our net loss was further increased by the following expenses that did not have any impact on cash used in operations:

•

$1,046,271 (2016 - $1,215,751) in accretion expense which resulted from the difference between the stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the KF Loans;

•

$544,612 (2016 - $27,600) in interest we accrued on our notes and advances payable, of which $508,271 (2016 - $Nil) was associated with the interest we calculated on the balances payable on the KF Loans at January 15, 2017;

•

$362,720 (2016 - $6,840) which consisted of $362,156 (2016 - $Nil) in financing costs associated with the penalty we recorded on the balances payable on the KF Loans at January 15, 2017, when the KF Loans became due and payable, and $564 (2016 - $6,840) in deferred legal fees we incurred to secure the KF Loan; and

•

$65,906 loss (2016 - $177,324 gain) we recorded on the revaluation of the derivative liability associated with the warrants we issued to KFBV as consideration for the KF Loans and conversion feature included in the Third KF Loan Agreement, as, pursuant to the guidance provided by ASC 815, we must revalue derivative liability at each reporting period based on the value of the underlying variable on the reporting date. Since the price of our common stock at June 30, 2017, was higher as compared to the stock price at December 31, 2016, this resulted in a loss on revaluation; whereas lower price of our common stock at June 30, 2016, in comparison to the price of the stock on December 31, 2015, resulted in gain.

The negative effects of the above non-cash transactions were offset by $72,063 in recovery of stock-based compensation which comprised of $62,429 in stock-based compensation in respect of options to acquire shares of our common stock granted to our chairman of the board of directors and our former CEO under the 2014 Plan, and a recovery of $134,492, which was associated with the value of forfeited options to acquire our common stock we granted to our former CEO. During the six months ended June 30, 2016, our stock-based compensation associated with the above options was determined to be $187,938.

Net Cash Provided by Financing Activities

During the six-month period ended June 30, 2017, KFBV advanced to us $294,784 for working capital; in addition we received $1,532 in advances from Da Costa Management Corp.

During the six-month period ended June 30, 2016, we received $1,200,000 from KFBV pursuant to our Third KF Loan Agreement. Robert C. Kopple, Chairman of our Board of Directors, is the principal of KFBV.  These financing activities were reduced by $200,000 we paid to Quarry Bay and Tradex as partial repayment of loans and advances we received from these lenders during our fiscal 2012 through 2014.

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

As of June 30, 2017, we owed a total of $8,113,540 under KF Loans, consisting of $5,900,000 in principal amount of all advances made to that date, $1,343,113 in accrued interest thereon calculated using the stated interest rate of 10% per annum, $508,271 in accrued interest at a default rate of interest, and $362,156 in financing costs associated with late payment fee we accrued on an unpaid balance.

Going Concern

The notes to our financial statements at June 30, 2017, disclose our uncertain ability to continue as a going concern. As of the date of this Quarterly report on Form 10-Q we have accumulated a deficit of $77,560,144 and additional financing will be required to fund and support our operations.

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

In February of 2017, majority of our top management resigned from their positions with the Company. Resignations of Mr. Aasen and Mr. Norling have left the Company without technical expertise required for the Company to continue development and marketing of our emission technologies, creating an uncertainty as to our ability to finalize our current projects to install a land-based DSOX Fuel Purification System for LMS, and to install a DSOX System on board of a vessel operated by DCL. These contracts were earlier placed on hold until such time that our technology can be proven through testing. In April 2017 we commissioned Norling Inc. to perform the required tests, which were completed in late June. We expect to receive final lab results in the third quarter of our Fiscal 2017. Should the results be positive, we will be required to retain several engineers with relevant experience in the emission abatement technologies to complete the above projects.  In order to be able to retain new staff or consultants we will be required to raise additional debt or equity financing, which may become challenging based on the current debt covenants under our existing KFBV Loan Agreements, and our share structure.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties and consulting services arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At June 30, 2017, our allowance for doubtful accounts was $Nil.

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

At June 30, 2017, we had $4,815 in cash on deposit with a large chartered Canadian bank, and $5,320 on deposit with a Swedish bank. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of income from our consulting services and is not collateralized. We continually monitor the financial condition of our customers to reduce the risk of loss. We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At June 30, 2017, we did not have any accounts receivable outstanding, as our agreement for consulting services expired.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Financial Officer and Chairman of our board of directors, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2017. Based on the evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms due to limited segregation of duties.

Due to financial constraints, the management decided not to engage services of an independent accountant to review its quarterly financial statements. To the management’s best knowledge the financial statements included in this Form 10-Q have been prepared in accordance with US GAAP and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X; they include all adjustments considered necessary for a fair presentation of the results of operations and financial position and all such adjustments are of a normal recurring nature.

During the quarter ended June 30, 2017, other than noted above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The loss of key members of our senior management team could disrupt the management of our business and our ability to finalize current projects.

We believe that our success depends on the continued contributions of the members of our senior management team, including Mr. Rasmus Norling, our former Chief Technical Officer and an original inventor of our Emission Technologies, as well as Mr. Anders Aasen, our former Chief Executive Officer, who has an extensive business experience with emission abatement technologies specific to marine industry. In February of 2017, Mr. Norling and Mr. Aasen tendered to us their resignations from all positions they held with the Company. These resignations left the Company with no technical expertise and could impair our ability to complete current projects, to identify and secure new customer contracts, and to otherwise manage our business.  Should we be unable to find successors who would be willing to fill positions previously held by Mr. Norling and Mr. Aasen, we may have to curtail and even cease our operations.

As of June 30, 2017, we owed $8,113,540 under the terms of the KF Loans. In addition to these amounts, we have other significant short term liabilities. There is no assurance that we will be able to service our debt obligations when due.

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

As of June 30, 2017, we owed a total of $8,113,540 to KFBV under the terms of the KF Loans, consisting of the full principal amount of all advances made to that date ($5,900,000) plus interest and late payment fees accrued thereon.   Outstanding principal plus interest under the KF Loans was due on January 15, 2017. As of the date of this Quarterly Report on Form 10-Q, the loans are in default, however, we have not been served with a default notice by KFBV.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.3	Certificate of Amendment to Certificate of Incorporation - Name Change to Poly Shield Technologies Inc.(7)
3.4	Certificate of Amendment to Certificate of Incorporation - Name Change to Triton Emission Solutions Inc.(29)
3.5	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(3)
10.2	Technology License Agreement with Option to Purchase dated March 12, 2012, between the Company, Teak Shield Corp., and Robert and Marion Diefendorf. (4)
10.3	Loan Agreement dated April 19, 2012, between GlobeTrac Inc. and Acamar Investments Inc.(4)
10.4	Acamar Promissory Note dated April 19, 2012, given the Company in favor of Acamar Investments, Inc.(4)
10.5	Security Agreement dated April 19, 2012, granted by GlobeTrac Inc. in favor of Acamar Investments Inc.(4)
10.6	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(5)
10.7	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(5)
10.8	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(5)
10.9	Extension letter dated October 17, 2012, from Acamar Investments, Inc. (7)
10.10	Amendment No. 1 to Loan Agreement and Promissory Note dated November 16, 2012, between the Company and Acamar Investments, Inc.(8)
10.11	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012. (9)
10.12	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.13	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(10)
10.14	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(11)
10.15	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.16	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(11)
10.17	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS. (11)
10.18	Share Purchase Agreement dated April 8, 2013, between J. Douglas Faulkner and Poly Shield Technologies Inc.(12)
10.19	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(13)
10.20	Purchase and sale Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc. (14)
10.21	Addendum to December 1, 2012 Employment Agreement, dated effective as of December 30, 2013. (15)
10.22	Letter Agreement dated January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (16)
10.23	Loan Agreement dated as of January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (17)

Exhibit Number	Description of Exhibit
10.24	Addendum No. 2 to December 1, 2012 Employment Agreement, dated effective as of February 28, 2014. (18)
10.25	Technology Transfer Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (19)
10.26	Management Consulting Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (19)
10.27	Amendment No. 1 to Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated effective as of March 10, 2014. (19)
10.28	Purchase and Services Agreement between Magical Cruise Company, Limited and Poly Shield Technologies Inc. dated effective as of April 15, 2014.(20)
10.29	Amended and Restated Technology License Agreement among Poly Shield Technologies Inc., Teak Shield Corp., Marion Diefendorf and the Estate of Robert Diefendorf entered into on June 24, 2014. (22)
10.30	Management Consulting Agreement between Joao da Costa and Poly Shield Technologies Inc. dated effective as of June 25, 2014. (23)
10.31	Management Consulting Agreement between Mitchell Reed Miller and Poly Shield Technologies Inc. dated effective as of June 25, 2014. (23)
10.32	Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated July 28, 2014. (24)
10.33	Management Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 3, 2014. (25)
10.34	Amendment No. 2 to that Loan Agreement dated January 15, 2014 between the Triton Emission Solutions Inc. and KF Business Ventures LP dated effective July 29, 2014.(26)
10.35	2014 Stock Option Plan.(26)
10.36	Non-Qualified Stock Option Agreement for Robert C. Kopple dated September 8, 2014.(26)
10.37	Amendment No. 1 to Sales and Purchase Agreement dated as of January 12, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.(27)
10.38	Employment Agreement dated March 6, 2015, and effective as of March 23, 2015, between Anders Aasen and Triton Emission Solutions Inc.(28)
10.39	Loan Agreement dated July 28, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(30)
10.40	Loan Agreement dated August 31, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and KF Business Ventures LP.(31)
10.41	Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 4, 2015.(32)
10.42	Amendment No. 2 to Sales and Purchase Agreement dated as of November 5, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.
10.43	Loan Agreement dated November 6, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(33)
10.44	Amendment to Sales and Purchase Agreement dated as of December 1, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.
10.45	Letter Agreement dated December 17, 2015 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(34)
10.46	Loan Agreement dated January 8, 2016 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(34)
10.47

Amendment Agreement to those loan agreements dated as of January 15, 2014, July 28, 2014, and August 31, 2015 between Triton Emission Solutions Inc. and KF Business Ventures, LP dated January 8, 2016.(34)

10.48	Amendment Agreement to those loan agreements dated July 28, 2015 and November 6, 2015 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling dated January 8, 2016.(34)
10.49	Promissory Note dated September 13, 2016, in respect of the principal sum of $110,000 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(34)
10.50	Amendment No. 3 to Sales and Purchase Agreement dated as of December 22, 2016 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc. (35)

Exhibit Number	Description of Exhibit
21.1	List of Subsidiaries(35)
31.1	Certification of Chairman of the board of directors of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

(35)

Filed as an exhibit to our Annual Report on Form 10-K filed on April 14, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON EMISSION SOLUTIONS INC.

Date:	August 14, 2017	By:	/s/ Robert Kopple
ROBERT KOPPLE
Chairman

Date:	August 14, 2017	By:	/s/ John da Costa
JOHN DA COSTA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)