Form 10-Q
period 2017-09-30
Triton Emission Solutions Inc.
filed 2017-11-20
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 20, 2017, the Registrant had 88,195,005 shares of common stock outstanding.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited interim consolidated financial statements have not been reviewed by the Company’s independent auditor. They have been prepared by management in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

Unless the context otherwise requires, all references in this report to “Triton,” “the Company,” “we,” “us,” or “our” are to Triton Emission Solutions Inc., collectively with its subsidiaries Ecolutions, Inc., and Triton Emission Solutions International AB.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	September 30, 2017	December 31, 2016
	(Unaudited, Management Prepared)

ASSETS

Current assets
Cash	$7,921	$3,794
Accounts receivable	-	12,126
Prepaids	2,207	3,667
	$10,128	$19,587

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$215,468	$167,768
Accrued liabilities	38,923	43,423
Wages payable	92,332	46,808
Unearned revenue	2,075,000	2,075,000
Notes and advances payable	1,108,336	1,041,416
Due to related parties	734,850	244,075
Derivative liabilities - warrants	206,635	194,344
Derivative liability - conversion feature	1,647,978	1,576,327
Loans payable	8,410,314	6,196,278
Total liabilities	14,529,836	11,585,439

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 88,195,005 issued and outstanding at September 30, 2017 and December 31, 2016	88,195	88,195
Obligation to issue shares	46,410	46,410
Additional paid in capital	63,297,948	63,345,881
Accumulated deficit	(77,950,350)	(75,052,646)
Accumulated other comprehensive income (loss)	(1,911)	6,308
	(14,519,708)	(11,565,852)
	$10,128	$19,587

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Consulting revenue	$-	$21,768	$8,753	$70,988

Amortization	-	2,670	-	7,951
General and administrative expenses	28,567	257,202	353,498	1,309,510
Research and development	3,680	11,301	247,554	30,348
Loss before other items	(32,247)	(249,405)	(592,299)	(1,276,821)

Other items
Accretion expense	-	(944,459)	(1,046,271)	(2,160,210)
Change in fair value of derivative liabilities	(18,036)	1,321,807	(83,942)	1,499,131
Financing costs	-	(3,457)	(362,720)	(10,298)
Interest	(315,793)	(14,164)	(860,405)	(41,764)
Stock-based compensation	(24,130)	(64,180)	47,933	(252,118)

Net income (loss)	(390,206)	46,142	(2,897,704)	(2,242,080)

Foreign exchange translation	(2,998)	935	(8,219)	(1,233)
Comprehensive income (loss)	$(393,204)	$47,077	$(2,905,923)	$(2,243,313)

Net income (loss) per share - basic and diluted	$(0.00)	$0.00	$(0.03)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	88,195,005	88,195,005	88,195,005	88,174,750

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

						Accumulated
	Common shares			Additional		Other
	Number of		Obligation to	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Issue Shares	Capital	Deficit	Income / (Loss)	Total

Balance at December 31, 2015	88,145,005	$88,145	$46,410	$63,045,602	$(69,890,583)	$7,183	$(6,703,243)

Stock-based compensation	-	-	-	252,118	-	-	252,118
Shares issued for investor relation services	50,000	50	-	2,198	-	-	2,248
Net loss for the period ended September 30, 2016	-	-	-	-	(2,242,080)	-	(2,242,080)
Translation to reporting currency	-	-	-	-	-	(1,233)	(1,233)

Balance at September 30, 2016	88,195,005	88,195	46,410	63,299,918	(72,132,663)	5,950	(8,692,190)

Stock-based compensation	-	-	-	45,963	-	-	45,963
Net loss for the period ended December 31, 2016	-	-	-	-	(2,919,983)	-	(2,919,983)
Translation to reporting currency	-	-	-	-	-	358	358

Balance at December 31, 2016	88,195,005	88,195	46,410	63,345,881	(75,052,646)	6,308	(11,565,852)

Stock-based compensation	-	-	-	(47,933)	-	-	(47,933)
Net loss for the period ended September 30, 2017	-	-	-	-	(2,897,704)	-	(2,897,704)
Translation to reporting currency	-	-	-	-	-	(8,219)	(8,219)

Balance at September 30, 2017	88,195,005	$88,195	$46,410	$63,297,948	$(77,950,350)	$(1,911)	$(14,519,708)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	Nine Months Ended September 30,
	2017	2016

Cash flows used in operating activities

Net loss	$(2,897,704)	$(2,242,080)

Non-cash items
Accretion expense	1,046,271	2,160,210
Accrued interest	860,405	41,764
Amortization	-	7,951
Financing costs	362,720	10,298
Foreign exchange loss	12,339	12,918
Change in fair value of derivative liability	83,942	(1,499,131)
Investor relations fees, non-cash	-	2,248
Stock-based compensation	(47,933)	252,118

Changes in operating assets and liabilities
Accounts receivable	12,428	4,974
Prepaids	1,462	15,559
Work in progress	-	30,754
Accounts payable	46,482	11,972
Accrued liabilities	(4,500)	(24,974)
Wages payable	36,940	45,680
Due to related parties	191,071	28,391
Net cash used in operating activities	(296,077)	(1,141,348)

Cash flows from financing activities
Long-term loan	-	1,200,000
Notes and advances payable	299,816	110,000
Repayment of notes payable	-	(200,000)
Net cash provided by financing activities	299,816	1,110,000

Effects of foreign currency exchange	388	(1,924)

Net increase (decrease) in cash	4,127	(33,272)
Cash, beginning	3,794	112,138
Cash, ending	$7,921	$78,866

Cash paid for:
Income tax	$-	$-
Interest	$-	$37,724

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Basis of presentation

The unaudited interim consolidated financial statements included herein have been prepared by, and are the responsibility of, the Company’s management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Due to a weak financial condition, the Company’s independent auditor has not performed a review of these unaudited interim consolidated financial statements. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2016. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  For further information, these unaudited interim consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016, included in the Company’s report on Form 10-K.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties and KF Business Ventures loans (Notes 3 and 4), at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Due to a company controlled by the Chief Financial Officer (“CFO”)	$201,454	$92,803
Due to the former Chief Executive Officer (“CEO”)	73,125	46,860
Due to the former President and Chief Technical Officer (“CTO”)	87,923	59,798
Due to the former Senior Vice President (“VP”) of Business Development	74,064	41,117
Due to a company controlled by a Director and Chairman for advances	298,284	--
Due to the former VP of Engineering(1)	--	195
Due to the former CEO and President of Subsidiary	--	3,302
Due to related parties	$734,850	$244,075

Amounts are unsecured, due on demand and bear no interest.

(1)Mr. Buczek resigned from his position of VP of Engineering on May 1, 2015. As at September 30, 2017, the amounts owed to Mr. Buczek have been included in accounts payable.

The Company incurred the following expenses with related parties:

	September 30, 2017	September 30, 2016
Salary paid to the former CEO	$--	$135,000
Consulting fees paid to the former CEO	28,125	--
Fair value of options granted to (forfeited by) the former CEO (Note 5)	(127,051)	70,923
Administrative fees accrued to a company controlled by the CFO	105,000	135,000
Salary paid to the former President and CTO	--	135,000
Consulting fees paid to the former President and CTO	28,125	--
Fair value of options issued to a Director and Chairman (Note 5)	79,118	176,867
Salary paid to the former Senior VP of Business Development	--	135,000
Consulting fees paid to the former Senior VP of Business Development	32,946	--
Salary paid to the President and CEO of the Subsidiary	30,122	78,535
Total transactions with related parties	$176,385	$866,325

NOTE 3 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans outstanding as at September 30, 2017 and December 31, 2016:

As at September 30, 2017
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$15,612	$42,612
49,500	7%	30,909	80,409
152,244*	6%	14,422	166,666
15,000	0%	--	15,000
600,000	6%	78,423	678,423
110,000	10%	15,226	125,226
$953,744		$154,592	$1,108,336
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

As at December 31, 2016
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$13,145	$40,145
49,500	7%	26,819	76,319
141,506*	6%	6,623	148,129
15,000	0%	--	15,000
600,000	6%	48,723	648,723
110,000	10%	3,100	113,100
$943,006		$98,410	$1,041,416
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

Quarry Bay and Tradex Loans and Advances

On April 7, 2015, the Company received a demand notice to repay outstanding notes payable issued to Quarry Bay Capital LLC. (“Quarry Bay”) and Tradex Capital Corp (“Tradex”).

During the year ended December 31, 2015, the Company repaid $150,000 in outstanding notes payable, and during the year ended December 31, 2016, the Company repaid an additional $200,000, of which $37,724 was applied toward interest accrued on the Quarry Bay Capital Loan, which accrues interest at a rate of 6% per annum. As at September 30, 2017, CAD$190,000 note payable to Quarry Bay remains outstanding and continues accumulating interest at 6% per annum. As at September 30, 2017, the Company owed $166,666 (December 31, 2016 - $148,129), including accrued interest of $14,422 (2016 - $6,623) under the Quarry Bay Capital Loan.

Norling Bridge Loans

On July 28, 2015, and November 6, 2015, the Company entered into two separate bridge loan agreements (the “Norling Loans”) with its former President and CTO, Rasmus Norling.  Pursuant to the Norling Loans, Mr. Norling agreed to lend to the Company total of $400,000 in exchange for unsecured promissory notes.

The Norling Loans have an interest rate of 6% and were due December 31, 2016. During the nine-month period ended September 30, 2017, the Company recorded $19,782 in interest expense associated with the Norling Loans (2016 - $18,651). As at September 30, 2017, the Company owed $451,879 (2016 - $432,097) under the Norling Loans.

As of September 30, 2017, the Norling Loans are in default, however, the Company has not been served with a default notice by Mr. Norling.

KF Business Ventures Bridge Loan and Note Payable

On August 31, 2015, the Company entered into a bridge loan agreement with KF Business Ventures, LP (“KFBV”), a company controlled by a director of the Company, whereby KFBV agreed to lend to the Company $200,000 in exchange for an unsecured promissory note (the “KFBV Bridge Loan”).

The KFBV Bridge Loan has an interest rate of 6%, and was due December 31, 2016. During the nine-month period ended September 30, 2017, the Company recorded $9,918 in interest expense associated with the KFBV Bridge Loan (2016 - $9,351). As at September 30, 2017, the Company owed $226,544 (2016 - $216,626) under the KFBV Bridge Loan.

In September 2016, the Company issued an unsecured promissory note to KFBV for gross proceeds of $110,000 (the “KFBV Note”). As part of the terms of the KFBV Note the Company agreed to grant KFBV the right to offset the cash payable by KFBV to exercise the warrants to purchase shares of the Company’s common stock against the corresponding amount the Company would have to pay for outstanding indebtedness under this KFBV Note.

The KFBV Note has an interest rate of 10% and was due January 15, 2017. Under the terms of the KFBV Note, in the event of default the interest rate increases to 15% per annum until such time that the default is cured. During the nine-month period ended September 30, 2017, the Company recorded $15,226 in interest expense associated with the KFBV Note (2016 - $296). As at September 30, 2017, the Company owed $125,226 (2016 - $113,100) under the KFBV Note.

As of September 30, 2017, the KFBV Bridge Loan and KFBV Note are in default, however, the Company has not been served with a default notice by KFBV.

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

The loans have an interest rate of 7%, and are due on demand. During the nine-month period ended September 30, 2017, the Company recorded $4,090 in interest expense associated with these loans from third party creditors (2016 - $3,817). As at September 30, 2017, the Company owed $80,409 (2016 - $76,319) under these loans.

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

The loans have an interest rate of 8%, and are due on demand. During the nine-month period ended September 30, 2017, the Company recorded $2,467 in interest expense associated with these loans (2016 - $2,280). As at September 30, 2017, the Company owed $42,612 (2016 - $40,145) under these loans.

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

During the nine-month period ended September 30, 2017, the Company recognized accretion expense of $73,250 (September 30, 2016 - $860,710). Pursuant to the terms of the First KF Loan Agreement, as of September 30, 2017, the Company recorded an additional $293,378 in interest expense on the First KF Loan at 15% per annum, the default rate of interest.

At September 30, 2017, the fair value of the derivative liability associated with the warrants issued pursuant to the First KF Loan Agreement was $74,336 (December 31, 2016 - $67,380).

At September 30, 2017 and December 31, 2016, the fair values of Amended Warrants, September Warrants, and First Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At September 30, 2017	At December 31, 2016
Expected Warrant Life	3.30 - 3.92 years	4.04 - 4.67 years
Risk-Free Interest Rate	1.62%	1.93%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	32%-60%	32%-60%

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

During the nine-month period ended September 30, 2017, the Company recognized accretion expense of $165,212 (September 30, 2016 - $1,267,288). Pursuant to the terms of the Second KF Loan Agreement, as of September 30, 2017, the Company recorded additional $328,501 in interest expense on the First KF Loan at 15% per annum, the default rate of interest.

At September 30, 2017, the fair value of the derivative liabilities associated with the Second KF Warrants and the Second Extension Warrants was $68,299 (December 31, 2016 - $67,764).

At September 30, 2017 and December 31, 2016, the fair values of the Second KF Warrants and Second Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At September 30, 2017	At December 31, 2016
Expected Warrant Life	3.30 - 3.92 years	4.04 - 4.67 years
Risk-Free Interest Rate	1.62%	1.93%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	15% - 60%	15% - 60%

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

During the nine-month period ended September 30, 2017, the Company recognized accretion expense of $807,809 (September 30, 2016 - $32,213). Pursuant to the terms of the Second KF Loan Agreement, as of nine-month period ended September 30, 2017, the Company recorded additional $183,166 in interest expense on the Third KF Loan at 15% per annum, the default rate of interest.

As a consequence of the Third KF Loan being in default, the conversion price decreased to 50% of the volume weighted average price of the Company’s stock over the last five days of trading immediately preceding the date of exercise.

At September 30, 2017, the fair value of the derivative liability associated with the Third KF Warrants and the Third KF Loan Conversion Feature was $64,000 (2016 - $59,200) and $1,647,978 (2016 - $1,576,327), respectively.

At September 30, 2017 and December 31, 2016, the fair value of the Third KF Warrants was revalued using the Binomial Lattice model using the following assumptions:

	At September 30, 2017	At December 31, 2016
Expected Warrant Life	3.30 years	4.04 years
Risk-Free Interest Rate	1.62%	1.70%
Expected Dividend Yield	Nil	Nil
Average Expected Stock Price Volatility	60%	60%

At September 30, 2017 and December 31, 2016, the fair value of the Third KF Loan Conversion Feature was revalued using the Binomial Lattice model using the following assumptions:

	At September 30, 2017	At December 31, 2016
Expected Life	0.00 years	0.04 years
Risk-Free Interest Rate	0.96%	0.44%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	57%	57%

Summary of KF Loans Payable

A summary of the discounted carrying value, deferred financing costs, accumulated accrued interest, penalty and principal of KF loans payable is as follows:

As at September 30, 2017
	Discounted Carrying Value	Principal Outstanding	Accumulated Accrued Interest	Penalty	Total
First KF Loan Payable	$3,064,923	$2,000,000	$932,945	$131,978	$3,064,923
Second KF Loan Payable	3,431,849	2,400,000	884,070	147,779	3,431,849
Third KF Loan Payable	1,913,542	1,500,000	331,143	82,399	1,913,542
	$8,410,314	$5,900,000	$2,148,158	$362,156	$8,410,314

As at December 31, 2016
	Discounted Carrying Value	Principal Outstanding	Accumulated Accrued Interest	Total
First KF Loan Payable	$2,566,317	$2,000,000	$628,764	$2,628,764
Second KF Loan Payable	2,790,357	2,400,000	543,475	2,943,475
Third KF Loan Payable	840,168	1,500,000	141,236	1,641,236
	6,196,842	5,900,000	1,313,475	7,213,475
Deferred Financing Costs	(564)	--	--	--
	$6,196,278	$5,900,000	$1,313,475	$7,213,475

Summary of the Derivative Liability - Conversion Feature

A summary of the derivative liability associated with the Conversion Feature under the Third KF Loan Agreement is as follows:

As at September 30, 2017
	Fair Value at December 31, 2016	Change on Revaluation at Reporting Date	Fair Value at September 30, 2017
Third KF Loan Conversion Feature	$ 1,576,327	$ 71,651	$ 1,647,978

As at December 31, 2016
	Fair Value at December 31, 2015	Change on Revaluation at Reporting Date	Fair Value at December 31, 2016
Third KF Loan Conversion Feature	$ 2,335,498	$ (759,171)	$ 1,576,327

Summary of the Derivative Liabilities - Warrants

A summary of the derivative liabilities associated with the warrants under the KF Loan Agreements and their amendments is as follows:

As at September 30, 2017
	Fair Value at December 31, 2016	Change on Revaluation at Reporting Date	Fair Value at September 30, 2017
9,254,546 warrants (Amended Warrants and September Warrants)	$58,303	$6,478	$64,781
1,194,332 warrants (First Extension Warrants)	9,077	478	9,555
9,600,000 warrants (Second KF Warrants)	57,600	-	57,600
1,337,320 warrants (Second Extension Warrants)	10,164	535	10,699
8,000,000 warrants (Third KF Warrants)	59,200	4,800	64,000
Total	$194,344	$12,291	$206,635

As at December 31, 2016
	Fair value at December 31, 2015	Change on Revaluation at Reporting Date	Fair Value at December 31, 2016
9,254,546 warrants (Amended Warrants and September Warrants)	$253,944	$(195,641)	$58,303
1,194,332 warrants (First Extension Warrants)	42,089	(33,012)	9,077
9,600,000 warrants (Second KF Warrants)	329,472	(271,872)	57,600
1,337,320 warrants (Second Extension Warrants)	45,897	(35,733)	10,164
8,000,000 warrants (Third KF Warrants)	274,560	(215,360)	59,200
Total	$945,962	$(751,618)	$194,344

KF Business Ventures, Deferred Financing Costs

During the year ended December 31, 2015, the Company recorded $50,538 in legal fees associated with securing the KFBV Loans. These fees are amortized over the remaining life of the loans. As of September 30, 2017, the legal fees were fully amortized and the Company recorded $564 (September 30, 2016 - $10,298) in financing costs associated with the amortization of these legal fees.

NOTE 5 - SHARE CAPITAL

During the nine months ended September 30, 2017, the Company did not have any transactions that resulted in issuance of its common stock.

Warrants

A continuity schedule of warrants is as follows:

	September 30, 2017	December 31, 2016
Warrants, beginning	39,886,198	39,886,198
Warrants, expired	(10,000,000)	--
Warrants, outstanding	29,886,198	39,886,198

Details of warrants outstanding as at September 30, 2017 are as follows:

Exercise price	Expiry date	Number of warrants outstanding
$0.50	August 1, 2018	500,000
$0.10	January 15, 2021	26,854,546
$0.10	September 1, 2021	2,531,652
		29,886,198

At September 30, 2017, the weighted-average exercise price and remaining contractual life of the outstanding share purchase warrants were $0.11 and 3.31 years, respectively.

Options

A summary of options is as follows:

	September 30, 2017	December 31, 2016
Options, beginning	6,300,000	6,300,000
Options, forfeited	(3,800,000)	-
Options, outstanding	2,500,000	6,300,000
Options, exercisable	2,000,000	3,800,000

Details of options outstanding as at September 30, 2017 are as follows:

Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.10	September 8, 2014	2,500,000	2,000,000
		2,500,000	2,000,000

At September 30, 2017, the weighted-average exercise price and remaining contractual life of the outstanding options to purchase the shares of the Company’s common stock were $0.10 and 3.94 years, respectively.

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

The grant date fair value of these options was $953,885. During the nine-month period ended September 30, 2017, the Company recognized $79,118 as stock-based compensation (2016 - $176,867).

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

The grant date fair value of these Options was $413,944.  During the nine-month period ended September 30, 2017, the Company recognized $7,441 as stock-based compensation (2017 - $70,923) relating to these options.  Certain stock options were forfeited by the former CEO as a consequence of his resignation.  On forfeiture, the Company recorded a reversal of $134,492 of previously recorded stock-based compensation expense relating to options that had not yet vested at the date of forfeiture.

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

The forward-looking statements in this Quarterly Report on Form 10-Q for the interim period ended September 30, 2017, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

In April of 2017 we commissioned Norling Inc., a company controlled by our former President and CTO, to complete a laboratory acceptance test on the Company’s technology.  We paid Norling Inc. a total of $210,600 for the test, which was finalized in late July of 2017. As of the date of this Quarterly Report of Form 10-Q, the Company is awaiting the final results of the test.

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Three Months Ended			Nine Months Ended
	September 30, 2017	September 30, 2016	Percentage Increase / (Decrease)	September 30, 2017	September 30, 2016	Percentage Increase / (Decrease)
Revenue	$-	$21,768	(100.0)%	$8,753	$70,988	(87.7)%
Operating expenses	(32,247)	(271,173)	(88.1)%	(601,052)	(1,347,809)	(55.4)%
Accretion expense	-	(944,459)	(100.0)%	(1,046,271)	(2,160,210)	(51.6)%
Change in fair value of derivative liabilities	(18,036)	1,321,807	(101.4)%	(83,942)	1,499,131	(105.6)%
Financing costs	-	(3,457)	(100.0)%	(362,720)	(10,298)	3,422.2%
Interest	(315,793)	(14,164)	2.129.5%	(860,405)	(41,764)	1,960.2%
Stock-based compensation	(24,130)	(64,180)	(62.4)%	47,933	(252,118)	(119.0)%
Net income (loss)	$(390,206)	$46,142	(945.7)%	$(2,897,704)	$(2,242,080)	29.2%

Revenues

We did not generate any revenue during the three-month period ended September 30, 2017, which represented a 100% decline as compared to $21,768 we generated during the three-month period ended September 30, 2016. During the nine-month period ended September 30, 2017, our revenue decreased by 87.7% to $8,753, from $70,988 we generated during the nine months ended September 30, 2016. Our revenue consisted of consulting fees charged by our wholly owned subsidiary, Triton International, on the use and installation of emission abatement technologies. The consulting agreement between Triton International and its sole customer expired during the quarter ended March 31, 2017.

During the nine-month period ended September 30, 2017, we did not record any revenue from our main operations, being installation and servicing of our DSOX and Njord Systems (collectively, the “Emission Technologies”), as the installations of our DSOX Systems for LMS Ship Management Inc. (“LMS”) and Magical Cruise Company, Limited (“DCL”) projects were not completed. Due to significant shortage of financial resources, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three-month period ended September 30, 2017, our operating expenses decreased by 88.1% to $32,247 from $271,173 for the three months ended September 30, 2016; the decrease was directly associated with a lack of funds and our inability to secure additional financing to continue our operations. The most significant changes included a $132,040 decrease to our salary and wage costs, as majority of our senior officers and board members resigned from their positions in February of 2017; as well as $30,561 reduction to our administrative fees and $45,332 reduction of insurance costs.

During the nine-month period ended September 30, 2017, our operating expenses decreased by 55.4% to $601,062 from $1,347,809 for the nine months ended September 30, 2016.

The most significant year-to-date changes in our operating expenses were as follows:

•

During the nine-month period ended September 30, 2017, we did not have any staff employed directly by the parent corporation. Our Subsidiary had two employees of which one resigned in the month of February and the last employee resigned in May of 2017. This resulted in a decrease to our wages and salaries of $746,172, or 91.0%, from $819,984 we recorded during the nine-month period ended September 30, 2016, to $73,812 we recorded during the nine-month period ended September 30, 2017. As of the date of this report, we have no intention to hire any staff, and we plan to use external consultants on as needed basis.

•

As part of our ongoing efforts to control our overhead costs, while we are seeking additional sources of financing, we terminated our insurance coverage, which resulted in $121,487 decrease to our insurance expenses to $12,105 we incurred during the period ended September 30, 2017. We also decided to reduce our marketing and advertising expenditures, which resulted in decrease of $44,274 to $155.

•

During the nine-month period ended September 30, 2017, our travel and entertainment expenses decreased by $36,843 to recovery of $740 we incurred during the period. Our office and rent expenses decreased by $19,187 and $26,014, respectively to $3,509 we incurred in office expenses, and $2,489 incurred in rent expenses during the period ended September 30, 2017. These decreases were mainly associated with our efforts to control our operating costs.

The above changes were in part offset by the following:

•

On February 7, 2017, Anders Aasen resigned as our Chief Executive Officer and a director, and Rasmus Norling resigned as our Chief Technical Officer, President and a director. On February 13, 2017, Mr. Mitchell Miller resigned as our Senior Vice President of Business Development and as a director. We recorded $89,196 in consulting fees associated with January and February fees we accrued for services performed by Messrs. Norling, Miller and Aasen until their respective resignations. We did not have similar expenses during the nine-month period ended September 30, 2016, as above officers and directors were receiving payroll.

•

In order to protect the intellectual rights to our technology, we incurred $38,409 in patent application and protection fees, which were recorded as part of our expense on research and development.

•

In April of 2017 we commissioned Norling Inc., a company controlled by our former President and CTO, to complete a laboratory acceptance test on the Company’s technology.  We paid Norling Inc. a total of $209,145 for the test, which was finalized in late June of 2017. The payment was included as part of our research and development costs.

Other Items

During the nine-month period ended September 30, 2017, we recorded $1,046,271 in accretion expense that resulted from the difference between the stated interest rate and the implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First KF Loan, the Second KF Loan and the Third KF Loan (collectively, the “KF Loans”). During the same period of fiscal 2016, our accretion expense was determined to be $2,160,210. As of January 15, 2017, all KF Loans were fully accreted, however, since we did not repay the KF Loans when due, we continue to accrue interest on the balances owed under KF Loans at 15% per annum compounded monthly, the default rate of interest per KF Loan Agreements. As a result we recorded $805,045 in interest on KF Loans. Further $55,360 in interest expense was associated with interest accrued on the notes payable we issued to Mr. Norling and KFBV, and on the notes payable we issued to other non-related lenders.

On January 15, 2017, we recorded a penalty on the KF Loans in the amount of $362,156, which was calculated as 5% of the total amount owed under the First KF Loan, the Second KF Loan and the Third KF Loan on January 15, 2017. The penalty was recorded as part of financing costs.

During the nine months ended September 30, 2017, we recorded $86,559 in stock-based compensation in respect of options to acquire shares of our common stock granted to our chairman of the board of directors and our former CEO under the 2014 Plan. As a consequence of Mr. Aasen’s resignation certain stock options were forfeited by the former CEO. On forfeiture, the Company recorded a reversal of $134,492 of previously recorded stock-based compensation expense relating to options that had not yet vested at the date of resignation. During the nine-month period ended September 30, 2016, our stock-based compensation associated with the same options was determined to be $252,118.

During the nine months ended September 30, 2017, we recorded $83,942 loss on the change in the fair value of the derivative liabilities associated with the warrants we issued to KFBV pursuant to the KF Loans and the conversion feature available under the Third KF Loan Agreement. The change in the fair values of the derivative liabilities was a result of the increase in the market price of our common stock at September 30, 2017 ( $0.012 per share), as compared to the market price of the stock at December 31, 2016 ($0.0115 per share).  During the nine months ended September 30, 2016, we recorded a gain on the change in the fair value of the derivative liabilities of $1,499,131, as the price of our common stock at September 30, 2016 ($0.03 per share), had decreased as compared to the price in effect on December 31, 2015 ($0.0525 per share).

Liquidity and Capital Resources

Our financial position at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016

Current assets	$10,128	$19,587
Current liabilities	14,529,836	11,585,439
Working capital deficit	$(14,519,708)	$(11,565,852)

As of September 30, 2017, we had a cash balance of $7,921, a working capital deficit of $14,519,708, and cash flows used in operations of $296,077 for the nine months then ended. Of our working capital deficit at September 30, 2017, $206,635 was attributed to the fair value of the derivative liability associated with the warrants we issued to KFBV as partial consideration for the KF Loans, and $1,647,978 was attributed to the conversion feature included in the Third KF Loan Agreement.  During the nine-month period ended September 30, 2017, we funded our operations with $299,816 we received in non-interest bearing advances from KFBV and Da Costa Management Corp., and, to a minor extent, with cash received from consulting fees.

As of September 30, 2017, we owed a total of $8,410,314 (2016 - $7,213,475) to KFBV under the terms of the First KF Loan, the Second KF Loan and the Third KF Loan, consisting of $5,900,000 (2016 - $5,900,000) in principal amount of all advances made to that date plus $1,343,113 (2016 - $1,313,475) in accrued interest thereon calculated using the stated interest rate of 10% per annum compounded monthly until January 15, 2017, when all  KF Loans became due and payable, $805,045 in accrued interest at a default rate of interest, which was calculated on $7,243,113 owed and payable on January 15, 2017, and $362,156 in financing costs associated with penalty we accrued on an unpaid balance.  A description of the KF Loans is provided under “Net Cash Provided by Financing Activities”.

During the nine-month period ended September 30, 2017, we did not generate sufficient cash flows from our operating activities to satisfy our cash requirements.  Our only significant source of financing during the nine-month period ended September 30, 2017, came from KFBV advances. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under the KF Loans, which became due and payable on January 15, 2017, and as of the date of the filing of this Form 10-Q are in default.

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

Cash Flows

	Nine Months Ended September 30,
	2017	2016
Cash flows used in operating activities	$(296,077)	$(1,141,348)
Cash flows provided by financing activities	299,816	1,110,000
Effects of foreign currency exchange	388	(1,924)
Net increase (decrease) in cash during the period	$4,127	$(33,272)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine-month period ended September 30, 2017, was $296,077. This cash was primarily used to cover our cash operating expenses of $579,960, and to decrease our accrued liabilities by $4,500. These uses of cash were offset by decreases in our accounts receivable and prepaids of $12,428 and $1,462, and increases in the accounts payable of $46,482, wages payable of $36,940 and the amounts due to related parties of $191,071.

Net cash used in operating activities during the nine month period ended September 30, 2016, was $1,141,348. This cash was primarily used to cover our cash operating expenses of $1,253,704 and to decrease our accrued liabilities by $24,974. These uses of cash were offset by decreases in our prepaid expenses of $15,559, accounts receivable of $4,974, and work in progress of $30,754, and by increase in our accounts payable of $11,972. In addition, increases in our wages payable and amounts due to related parties of $45,680 and $28,391, respectively, further reduced amount of cash we used in operations.

Non-cash transactions

During the nine months ended September 30, 2017 and 2016, our net loss was further increased by the following expenses that did not have any impact on cash used in operations:

•

$1,046,271 (2016 - $2,160,210) in accretion expense which resulted from the difference between the stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the KF Loans;

•

$860,405 (2016 - $41,764) in interest we accrued on our notes and advances payable, of which $805,045 was associated with the interest we calculated on the balances payable on the KF Loans at January 15, 2017;

•

$362,720 (2016 - $10,298) which consisted of $362,156 in financing costs associated with the penalty we recorded on the balances payable on the KF Loans at January 15, 2017, when the KF Loans became due and payable, and $564 in deferred legal fees we incurred to secure the KF Loans; and

•

$83,942 loss (2016 - $1,499,131 gain) we recorded on the revaluation of the derivative liability associated with the warrants we issued to KFBV as consideration for the KF Loans and conversion feature included in the Third KF Loan Agreement, as, pursuant to the guidance provided by ASC 815, we must revalue derivative liability at each reporting period based on the value of the underlying variable on the reporting date. Since the price of our common stock at September 30, 2017, was higher as compared to the price at December 31, 2016, this resulted in a loss on revaluation; whereas lower price or our common stock at September 30, 2016, in comparison to the price of the stock on December 31, 2015, resulted in gain on revaluation.

The negative effects of the above non-cash transactions were offset by $47,933 in recovery of stock-based compensation which comprised of $86,559 in stock-based compensation in respect of options to acquire shares of our common stock granted to our chairman of the board of directors and our former CEO under the 2014 Plan, and a recovery of $134,492, which was associated with the value of forfeited options to acquire our common stock we granted to our former CEO. During the nine months ended September 30, 2016, our stock-based compensation associated with the above options was determined to be $252,118.

Net Cash Provided by Financing Activities

During the nine-month period ended September 30, 2017, KFBV advanced to us $298,284 for working capital; in addition we received $1,532 in advances from Da Costa Management Corp.

During the nine-month period ended September 30, 2016, we received $1,200,000 from KFBV pursuant to our Third KF Loan Agreement, and $110,000 pursuant to the note payable we issued to KFBV. Robert C. Kopple, Chairman of our Board of Directors, is the principal of KFBV. These financing activities were reduced by $200,000 we paid to Quarry Bay and Tradex as partial repayment of loans and advances we received from these lenders during our fiscal 2012 through 2014.

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

As of September 30, 2017, we owed a total of $8,410,314 under KF Loans, consisting of $5,900,000 in principal amount of all advances made to that date, $1,343,113 in accrued interest thereon calculated using the stated interest rate of 10% per annum, $805,045 in accrued interest at a default rate of interest, and $362,156 in financing costs associated with late payment fee we accrued on an unpaid balance.

Going Concern

The notes to our financial statements at September 30, 2017, disclose our uncertain ability to continue as a going concern. As of the date of this Quarterly report on Form 10-Q we have accumulated a deficit of $77,950,350 and additional financing will be required to fund and support our operations.

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

In February of 2017, majority of our top management resigned from their positions with the Company. Resignations of Mr. Aasen and Mr. Norling have left the Company without technical expertise required for the Company to continue development and marketing of our emission technologies, creating an uncertainty as to our ability to finalize our current projects to install a land-based DSOX Fuel Purification System for LMS, and to install a DSOX System on board of a vessel operated by DCL. These contracts were earlier placed on hold until such time that our technology can be proven through testing. In April 2017 we commissioned Norling Inc. to perform the required tests, which were completed in late June. As of the date of this report on Form 10-Q the Company is awaiting the final results of the test. Should the results be positive, we will be required to retain several engineers with relevant experience in the emission abatement technologies to complete the above projects.  In order to be able to retain new staff or consultants we will be required to raise additional debt or equity financing, which may become challenging based on the current debt covenants under our existing KFBV Loan Agreements, and our share structure.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties and consulting services arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At September 30, 2017, our allowance for doubtful accounts was $Nil.

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

At September 30, 2017, we had $4,820 in cash on deposit with a large chartered Canadian bank, and $3,101 on deposit with a Swedish bank. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of income from our consulting services and is not collateralized. We continually monitor the financial condition of our customers to reduce the risk of loss. We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At September 30, 2017, we did not have any accounts receivable outstanding, as our agreement for consulting services expired.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Financial Officer and Chairman of our board of directors, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2017. Based on the evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms due to limited segregation of duties.

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

During the quarter ended September 30, 2017, other than noted above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2017, we owed $8,410,314 under the terms of the KF Loans. In addition to these amounts, we have other significant short term liabilities. There is no assurance that we will be able to service our debt obligations when due.

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

As of September 30, 2017, we owed a total of $8,410,314 to KFBV under the terms of the KF Loans, consisting of the full principal amount of all advances made to that date ($5,900,000) plus interest and late payment fees accrued thereon.   Outstanding principal plus interest under the KF Loans was due on January 15, 2017. As of the date of this Quarterly Report on Form 10-Q, the loans are in default, however, we have not been served with a default notice by KFBV.

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

Our former Chief Technical Officer, former Senior Vice President of Business Development and Chairman of our Board of Directors each hold a significant amount of our outstanding common stock.  Together, they hold approximately 56.6% of our common stock and are able to exert considerable influence over our actions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.3	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.4	Certificate of Amendment to Certificate of Incorporation - Name Change to Poly Shield Technologies Inc.(3)
3.5	Certificate of Amendment to Certificate of Incorporation - Name Change to Triton Emission Solutions Inc.(4)
3.6	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(5)
10.2	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(3)
10.3	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(3)
10.4	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(3)
10.5	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012. (6)
10.6	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(7)
10.7	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(7)
10.8	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(8)
10.9	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(8)
10.10	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(8)
10.11	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS. (8)
10.12	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(9)
10.13	Term Sheet Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc. (10)
10.14	Addendum to December 1, 2012 Employment Agreement, dated effective as of December 30, 2013. (11)
10.15	Letter Agreement dated January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (12)
10.16	Loan Agreement dated as of January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (13)
10.17	Addendum No. 2 to December 1, 2012 Employment Agreement, dated effective as of February 28, 2014. (14)
10.18	Technology Transfer Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (15)
10.19	Management Consulting Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (15)
10.20	Amendment No. 1 to Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated effective as of March 10, 2014. (15)
10.21	Purchase and Services Agreement between Magical Cruise Company, Limited and Poly Shield Technologies Inc. dated effective as of April 15, 2014.(16)
10.22	Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated July 28, 2014. (17)

Exhibit Number	Description of Exhibit
10.23	Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 3, 2014. (18)
10.24	Amendment No. 2 to that Loan Agreement dated January 15, 2014 between the Triton Emission Solutions Inc. and KF Business Ventures LP dated effective July 29, 2014.(19)
10.25	2014 Stock Option Plan.(19)
10.26	Non-Qualified Stock Option Agreement for Robert C. Kopple dated September 8, 2014.(19)
10.27	Amendment No. 1 to Sales and Purchase Agreement dated as of January 12, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.(20)
10.28	Employment Agreement dated March 6, 2015, and effective as of March 23, 2015, between Anders Aasen and Triton Emission Solutions Inc.(21)
10.29	Loan Agreement dated July 28, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(22)
10.30	Loan Agreement dated August 31, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and KF Business Ventures LP.(23)
10.31	Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 4, 2015.(24)
10.32	Amendment No. 2 to Sales and Purchase Agreement dated as of November 5, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc. (25)
10.33	Loan Agreement dated November 6, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(26)
10.34	Amendment to Sales and Purchase Agreement dated as of December 1, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc. (25)
10.35	Letter Agreement dated December 17, 2015 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(27)
10.36	Loan Agreement dated January 8, 2016 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(28)
10.37

Amendment Agreement to those loan agreements dated as of January 15, 2014, July 28, 2014, and August 31, 2015 between Triton Emission Solutions Inc. and KF Business Ventures, LP dated January 8, 2016.(28)

10.38	Amendment Agreement to those loan agreements dated July 28, 2015 and November 6, 2015 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling dated January 8, 2016.(28)
10.39	Promissory Note dated September 13, 2016, in respect of the principal sum of $110,000 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(29)
10.40	Amendment No. 3 to Sales and Purchase Agreement dated as of December 22, 2016 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc. (30)
31.1	Certification of Chairman of the board of directors of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

(25)

Filed as an exhibit to our Annual Report on Form 10-K filed on April 14, 2016

(26)

Filed as an exhibit to our Current Report on Form 8-K filed on November 12, 2015.

(27)

Filed as an exhibit to our Current Report on Form 8-K filed on December 23, 2015.

(28)

Filed as an exhibit to our Current Report on Form 8-K filed on February 1, 2016.

(29)

Filed as an exhibit to our Current Report on Form 10-Q filed on November 21, 2016.

(30)

Filed as an exhibit to our Annual Report on Form 10-K filed on April 14, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON EMISSION SOLUTIONS INC.

Date:	November 20, 2017	By:	/s/ Robert Kopple
ROBERT KOPPLE
Chairman

Date:	November 20, 2017	By:	/s/ John da Costa
JOHN DA COSTA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)