Form 10-K
period 2017-12-31
Triton Emission Solutions Inc.
filed 2018-04-02
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes  [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $690,755 based on the closing price on June 30, 2017.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 2, 2018
common stock - $0.001 par value	88,195,005

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

The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2017, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

On July 11, 2012, we effected a consolidation of our issued and outstanding common stock on a one-for-three basis (the “Reverse Split”), without decreasing our authorized capital. Upon completion of the Reverse Split,  we had an authorized capital of 205,000,000 shares, par value of $0.001 per share, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock, with 33,394,441 shares of common stock issued and outstanding. Neither Triton nor any of our subsidiaries, Ecolutions, Inc. and Triton Emission Solutions International AB. (the “Subsidiary”), have been involved in any bankruptcy, receivership or similar proceedings. Except as described above, there have been no material reclassifications, mergers, consolidations, purchases or sales of a significant amount of assets not in the ordinary course of our business during the past three fiscal years.

As of the date of this Annual Report on Form 10-K we have not been able to achieve profitable operations; our working capital deficit at December 31, 2017, was $15,153,198 and we’ve accumulated a deficit of $78,596,334. In addition, as of December 31, 2017, we owed a total of $8,718,451 to KF Business Ventures, LP (“KFBV”), a company controlled by the Chairman of our Board of Directors, under the terms of three separate loan agreements with KFBV, consisting of the full principal amount of all advances made to that date ($5,900,000) plus interest and late payment fees accrued thereon.   As of the date of this Annual Report on Form 10-K, the loans are in default. Should KFBV serve us with default notice and request a payment of the amounts owed, we will not be able to continue as a going concern and may be required to file for bankruptcy. Should this happen our investors will most likely lose their investment.

The financial statements included with this Form 10-K do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to seek renegotiation of the loans with KFBV, and to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

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

A market for emission abatement technologies in the marine industry has emerged due to the introduction of more stringent regulations proposed by International Maritime Organization (“IMO”) in 2008, which came in force on July 1, 2010. These regulations govern sulfur and nitrogen emission levels in Emissions Control Areas (“ECA”). Currently there are two ECA’s in effect: a European ECA and a North-American ECA, with new control areas being established in ports in China.  As of January 1, 2015, the sulfur emission limits for ships operating in both ECA’s were lowered to 0.1% by mass, as compared to 1.0% by mass limit, which was in effect prior to that date. Outside of the ECA’s, global sulfur fuel limits have been reduced from 4.50% to 3.50% in 2012, and is going to be further reduced to 0.50% in 2020.

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

Our DSOX System, when fully commissioned and verified, will provide a low-cost alternative to using high cost, low-sulfur fuels by allowing ship operators to clean the sulphur content from standard fuels prior to the combustion process in the ships engine.  The DSOX Systems also incorporate our Bio-Scrubber technology, removing alkali metals from existing fuels, decreasing maintenance costs and increasing the useful life of existing engines.

Our Njord Scrubber can be used in conjunction with our DSOX-20, which will allow to further reduce the sulfur content from exhaust gases, or installed as a standalone system, depending on the space allowed in a ship’s funnel.

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

Major Customers

We have secured purchase and sales agreements for a limited number of our DSOX Systems with LMS Ship Management Inc. (“LMS”) and Magical Cruise Company, Limited (“DCL”).  In addition, we have entered into a binding term sheet agreement with Prestige Cruise Holdings, Inc. (“Prestige”). All contracts are currently suspended until such time that we can source sufficient financing to complete the projects.

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

Installation of the DSOX System for LMS is currently suspended. We have encountered several delays due to the unique design of the system, which required numerous additional engineering and mechanical changes, which was followed by lack of financing to continue the installation.

Should we be able to resume and complete installation, we will work with LMS to obtain certification that the installed system meets then current Marine Environmental Protection Committee (the “MEPC”) sulfur oxide limits for marine fuel set out in MARPOL Annex VI (the “Current MEPC Standards”). If we are unable to obtain certification for the installed system, then LMS will have the option to apply the amounts paid by them towards the purchase price of our Njord Scrubbers.

LMS had the option to purchase up to 40 additional DSOX Systems on substantially same terms as the two original DSOX Systems contemplated under the LMS Agreement. This option expired on December 31, 2017.

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

_______________

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

The installation of the DSOX System onboard the DCL vessel began during the third quarter of our fiscal 2014 and was completed on April 3, 2015. Immediately after the completion of installation we commenced commissioning and certification process of our DSOX System, which required additional optimization of various elements of the installation. In August 2015 the commissioning process was suspended due to the scheduled dry-dock maintenance of the DCL vessel. As of the date of this Annual Report on Form 10-K the commissioning process remains suspended due to inadequate funds that would allow us to continue our operations.

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

Prestige paid us the deposit for two DSOX-15 Systems in September of 2013.  It was expected that the Term Sheet would be replaced by a formal definitive agreement by August 31, 2013. However, due to the acquisition of Prestige by Norwegian Cruise Line Holdings Ltd., we have not yet reached a definitive agreement with Prestige. Due to our current financial position, we were not able to start any installations of our DSOX Systems on any ships managed by Prestige.

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

Distribution and Supply Methods

We are planning to use third party suppliers, with whom we would have to enter into various agreements, for production, as well as installation of our DSOX Systems and other Emission Technologies.

Patent Rights, License Agreements and Royalty Rights

DSOX Technology Rights

The technologies that form the basis of our DSOX Pre-Combustion Fuel Purification System are covered by certain patent applications that were either filed by us or filed by Mr. Norling and subsequently transferred to us.

In 2013, Mr. Norling, our former director, President and CTO, assigned US and European patent applications covering the Bio Scrubber technology to us under the terms of his previous employment agreement with us.

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

On January 10, 2017, the United States Patent and Trademark Office granted us a patent No. US 9,540,571 B2 entitled In-Line System For De-Salting Diesel Oil Supplied To Gas Turbine Engines.

On January 30, 2018, the United States Patent and Trademark Office granted us a patent No. US 9,878,300 B2 entitled Removal of Contaminants from Bunker Oil Fuel.

Expenditures on Research and Development During the Last Two Fiscal Years

During the year ended December 31, 2017, we incurred $256,678 (2016 - $38,338) in expenses associated with the research and further development of our DSOX and Njord Systems. Of this amount, we paid $210,600 to Norling Inc., a company controlled by Rasmus Norling, our former President and CTO, to complete a laboratory acceptance test on our Emission Abatement technology.

Number of Total Employees and Number of Full Time Employees

As of the date of this Annual Report, we do not have any employees. Operations of our Subsidiary were suspended during our Fiscal 2017 and the only employee who was employed by the Subsidiary was laid off in early 2017.

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

The loss of key members of our senior management team in February of 2017 resulted in disruption to our business operations and our ability to finalize current projects.

Our success largely depended on the day-to-day contributions of Mr. Rasmus Norling, our former Chief Technical Officer and an original inventor of our Emission Technologies, as well as Mr. Anders Aasen, our former Chief Executive Officer, who has an extensive business experience with emission abatement technologies specific to marine industry. In February of 2017, Mr. Norling and Mr. Aasen tendered to us their resignations from all positions they held with the Company. These resignations left the Company with no technical expertise and impaired our ability to complete current projects, as well as our ability to identify and secure new customer contracts, and to otherwise manage our business. As of the date of the filing of this Form 10-K we have yet to find successors willing to fill positions previously held by Mr. Norling and Mr. Aasen, and as such we may have to curtail and even cease our operations.

As of December 31, 2017, we owed $8,718,451 under the terms of the KF Loans. In addition to these amounts, we have other significant short term liabilities. There is no assurance that we will be able to service our debt obligations when due.

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

As of December 31, 2017, we owed a total of $8,718,451 to KFBV under the terms of the KF Loans, consisting of the full principal amount of all advances made to that date ($5,900,000) plus interest and late payment fees accrued thereon. Outstanding principal plus interest under the KF Loans was due on January 15, 2017. As of the date of this Annual Report on Form 10-K, the loans are in default, however, we have not been served with a default notice by KFBV.

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

The Third KF Loan Conversion Feature, available under the Third KF Loan, if exercised by KFBV, will result in substantial dilution to our existing shareholders.

The Third KF Loan Conversion Feature, available under the Third KF Loan and if exercised by KFBV, will require us to issue up to 393,633,867 shares of our common stock, which exceeds the amount of authorized capital the Company can issue. In the event of an exercise, we may decide to seek shareholder approval to increase our authorized capital to accommodate the exercise. The exercise of The Third KF Loan Conversion Feature will result in substantial dilution to our existing shareholders.

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

Although we have entered into sales contracts with LMS and DCL, and have a term sheet agreement with Prestige for the installation of our DSOX Systems, and we have completed installation of our DSOX System on board a DCL vessel, we have not yet obtained certification that our DSOX System installed on board the DCL vessel meets current MEPC standards. In addition, all above projects are indefinitely suspended. As a result, we have not yet recorded revenue from the LMS or DCL Projects, and there is no assurance that our DSOX Systems as well as future installations of the Njord Systems will obtain certification under current MEPC Standards.

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

Such conditions may make it very difficult to forecast operating results, make business decisions, and identify and address material business risks and our operating results, financial condition and business could be adversely affected.

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

Our former Chief Technical Officer, former Senior Vice President of Business Development and Chairman of our Board of Directors each hold a significant amount of our outstanding common stock.  Together, they hold approximately 56.5% of our common stock and are able to exert considerable influence over our actions.

Rasmus Norling, our former director, Chief Technical Officer and President, and Mitchell Miller, our former director and Senior Vice President of Business Development, each own approximately 23.1% of our outstanding common stock. Robert C. Kopple, Chairman of our Board of Directors, owns approximately 10.4% of our outstanding common stock. Mr. Kopple also owns a significant number of warrants and options to purchase additional shares of our common stock, further increasing the number of shares beneficially owned by our current and former executive officers and members of our Board of Directors (See “Security Ownership of Certain Beneficial Holders and Management”). In addition, Mr. Kopple is the principal of KF Business Ventures, LP, and our principal creditor, which has loaned to us a total of $5,900,000 under the First KF Loan, the Second KF Loan, and the Third KF Loan.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Quotations for our common stock are entered on the OTC Link alternative trading system on the OTCPink marketplace under the symbol “DSOX.” The table below gives the highest and lowest prices our shares traded at for each fiscal quarter for the last two fiscal years. The price information was obtained from Yahoo! Finance[1].

High & Low Bids
Period ended	High	Low	Source
December 31, 2017	$0.015	$0.006	Yahoo! Finance
September 30, 2017	$0.017	$0.004	Yahoo! Finance
June 30, 2017	$0.093	$0.005	Yahoo! Finance
March 31, 2017	$0.021	$0.005	Yahoo! Finance
December 31, 2016	$0.050	$0.012	Yahoo! Finance
September 30, 2016	$0.060	$0.020	Yahoo! Finance
June 30, 2016	$0.067	$0.020	Yahoo! Finance
March 31, 2016	$0.090	$0.031	Yahoo! Finance

HOLDERS OF RECORD

As of March 29, 2017, we had approximately 55 holders of record, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. The transfer agent for Triton’s common stock is Pacific Stock Transfer Company with an address at 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV 89119 and their telephone number is 702-361-3033.

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

___________________________

[1] DSOX Historical Prices | Triton Emission Solutions Inc. (DSOX) Stock. (2018, March 24). Retrieved March 24, 2018, from https://ca.finance.yahoo.com/quote/DSOX/history?period1=1451635200&period2=1514707200&interval=1d&filter=history&frequency=1d

Except as provided for under the DGCL, dividends are declared at the sole discretion of our Board of Directors. We do not expect to declare any dividends in the foreseeable future as we expect to spend any funds legally available for the payment of dividends on the development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None

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

Results of Operation

	Years Ended		Percentage
	December 31, 2017	December 31, 2016	Increase / (Decrease)

Revenue	$8,753	$89,563	(90.2)%
Operating expenses	(613,550)	(1,661,323)	(63.1)%
Accretion expense	(1,046,271)	(4,179,474)	(75.0)%
Financing costs	(362,720)	(13,755)	2,537.0%
Change in fair value of derivative liabilities	(354,966)	1,510,789	(123.5)%
Impairment of work in progress	-	(529,221)	(100.0)%
Impairment of equipment	-	(21,957)	(100.0)%
Interest expense	(1,210,887)	(58,604)	1,966.2%
Stock-based compensation	35,953	(298,081)	(112.1)%
Net loss	$(3,543,688)	$(5,162,063)	(31.4)%

Revenues

Our revenue during the year ended December 31, 2017, decreased by $80,810, or 90.2% from $89,563 we recorded during the year ended December 31, 2016 to $8,753 for the year ended December 31, 2017. Our revenue consisted of consulting fees charged by our Subsidiary on the use and installation of emission abatement technologies. The consulting agreement between the Subsidiary and its sole customer expired during the quarter ended March 31, 2017.

We did not record any revenue from our main operations, being installation and servicing of our Emission Technologies, as at December 31, 2017 and 2016 as the installations of our DSOX Systems for LMS and DCL projects were not completed.

Operating Expenses

During the year ended December 31, 2017, our operating expenses decreased by $1,047,773 or 63.1% from $1,661,323 for the year ended December 31, 2016, to $613,550 for the year ended December 31, 2017.  The change was mainly associated with our efforts to control our overall operating costs and suspension of our DSOX System installation projects.

The most significant year-to-date changes in our operating expenses were as follows:

•

During the year ended December 31, 2017, we did not have any staff employed directly by the parent corporation. Our Subsidiary had two employees of which one resigned in the month of February and the last employee resigned in May of 2017. This resulted in a decrease to our wages and salaries of $792,462, or 91.5%, from $866,274 we recorded during the year ended December 31, 2016, to $73,812 we recorded during the year ended December 31, 2017. As of the date of this report, we have no intention to hire any staff, and we plan to use external consultants on as needed basis.

•

As part of our ongoing efforts to control our overhead costs while we are seeking additional sources of financing, we terminated our insurance coverage, which resulted in $156,984 decrease to our insurance expenses to $12,105 we incurred during the year ended December 31, 2017. We also decided to reduce our marketing and advertising expenditures as well as administrative expenses, which resulted in decreases of $45,808 to $155, and $77,170 to $107,170, respectively.

•

During the year ended December 31, 2017, our travel and entertainment expenses decreased by $37,265 to recovery of $740 we incurred during the period. Our office and rent expenses decreased by $26,355 and $32,664, respectively to $3,866 we incurred in office expenses, and $2,489 incurred in rent expenses during the year ended December 31, 2017. These decreases were mainly associated with our efforts to control our operating costs.

•

On February 7, 2017, Anders Aasen resigned as our Chief Executive Officer and a director, and Rasmus Norling resigned as our Chief Technical Officer, President and a director. On February 13, 2017, Mr. Mitchell Miller resigned as our Senior Vice President of Business Development and as a director. We recorded $89,196 in consulting fees associated with January and February fees we accrued for services performed by Messrs. Norling, Miller and Aasen until their respective resignations. During the year ended December 31, 2016, we recorded $135,000 in consulting fees associated with November and December fees we accrued for services performed by Messrs. Norling, Miller and Aasen.

•

In order to protect the intellectual rights to our technology, we incurred $46,078 in patent application and protection fees, which were recorded as part of our expense on research and development.

•

In April of 2017 we commissioned Norling Inc., a company controlled by our former President and CTO, to complete a laboratory acceptance test on the Company’s technology. We paid Norling Inc. a total of $210,600 for the test, which was finalized in late June of 2017. The payment was included as part of our research and development costs.

Other Items

During the year ended December 31, 2017, we recorded $1,046,271 in accretion expense that resulted from the difference between the stated interest rate and the implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First KF Loan, the Second KF Loan and the Third KF Loan (collectively, the “KF Loans”). During our fiscal 2016, our accretion expense was determined to be $4,179,474. As of January 15, 2017, all KF Loans were fully accreted, however, since we did not repay the KF Loans when due, we continue to accrue interest on the balances owed under KF Loans at 15% per annum compounded monthly, the default rate of interest per KF Loan Agreements. As a result we recorded $1,113,182 in interest on KF Loans. Further $97,705 in interest expense was associated with interest accrued on the notes payable we issued to Mr. Norling and KFBV, and on the notes payable we issued to other non-related lenders.

On January 15, 2017, we recorded a penalty on the KF Loans in the amount of $362,156, which was calculated as 5% of the total amount owed under the First KF Loan, the Second KF Loan and the Third KF Loan on January 15, 2017. The penalty was recorded as part of financing costs.

During the year ended December 31, 2017, we recorded $91,098 in stock-based compensation in respect of options to acquire shares of our common stock granted to our chairman of the board of directors and $7,441 granted to our former CEO under the 2014 Plan. As a consequence of Mr. Aasen’s resignation certain stock options were forfeited by the former CEO. On forfeiture, the Company recorded a reversal of $134,492 of previously recorded stock-based compensation expense relating to options that had not yet vested at the date of resignation. During the year ended December 31, 2016, our stock-based compensation associated with the same options was determined to be $298,081.

During the year ended December 31, 2017, we recorded $354,966 loss on the cumulative change in the fair value of the derivative liabilities associated with the warrants we issued to KFBV pursuant to the KF Loans and the conversion feature available under the Third KF Loan Agreement. The cumulative change in fair value of the derivative liabilities consisted of $36,881 gain we recorded on the fair values of the derivative liabilities associated with the warrants as a result of the decrease in the market price of our common stock at December 31, 2017 ($0.00966 per share), as compared to the market price of the stock at December 31, 2016 ($0.0115 per share), this gain was offset by $391,847 loss we recorded on fair values of the derivative liabilities associated with the conversion feature available under the Third KF Loan Agreement, which increased due to (i) decrease in a share price of our common stock, which affects the number of shares we would be required to issue to KFBV should KFBV decide to convert the amount owed under the Third KF Loan, and (ii) continuously increasing liability under the Third KF Loan as we continue to accrue interest payable to KFBV. During the year ended December 31, 2016, we recorded a gain on the change in the fair value of the derivative liabilities of $1,510,789, as the price of our common stock at December 31, 2016 ($0.0115 per share), had decreased as compared to the price in effect on December 31, 2015 ($0.0525 per share).

Liquidity and Capital Resources

Working Capital

Working capital	December 31, 2017	December 31, 2016

Current assets	$6,889	$19,587
Current liabilities	15,160,087	11,585,439
Working capital deficit	$(15,153,198)	$(11,565,852)

As of December 31, 2017, we had a cash balance of $3,849, a working capital deficit of $15,153,198, of which $157,463 was attributed to the fair value of the derivate liability associated with the warrants we issued to KF Business Ventures LP. as partial consideration for the KF Loans, and $1,968,174 was attributed to the conversion feature included in the Third KF Loan Agreement, and cash flows used in operations of $305,537 for the year then ended. During the year ended December 31, 2017, we funded our operations with $305,223 we received from KFBV in advances which accumulate interest at 10% per year, $1,532 in non-interest bearing advance from Da Costa Management Corp, and, to a minor extent, with cash received from consulting fees.

As of December 31, 2017, we owed a total of $8,718,451 (2016 - $7,213,475) to KFBV under the terms of the First KF Loan, the Second KF Loan and the Third KF Loan, consisting of $5,900,000 (2016 - $5,900,000) in principal amount of all advances made to that date plus $1,343,113 (2016 - $1,313,475) in accrued interest thereon calculated using the stated interest rate of 10% per annum compounded monthly until January 15, 2017, when all  KF Loans became due and payable, $1,113,182 in accrued interest at a default rate of interest, which was calculated on $7,243,113 owed and payable on January 15, 2017, and $362,156 in financing costs associated with penalty we accrued on an unpaid balance.  A description of the KF Loans is provided under “Net Cash Provided by Financing Activities”.

During the year ended December 31, 2017, we did not generate sufficient cash flows from our operating activities to satisfy our cash requirements.  Our only significant source of financing during the year ended December 31, 2017, came from KFBV advances. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under the KF Loans, which became due and payable on January 15, 2017, and as of the date of the filing of this Form 10-K are in default.

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

Cash Flows

	Years Ended December 31,
	2017	2016
Cash flows used in operating activities	$(305,537)	$(1,214,751)
Cash flows provided by financing activities	305,223	1,110,000
Effects of foreign currency exchange	369	(3,593)
Net increase (decrease) in cash during the year	$55	$(108,344)

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2017, was $305,537. This cash was primarily used to cover our cash operating expenses of $593,506 and to decrease our accrued liabilities by $4,347. These uses of cash were offset by $12,428 and $629 decreases in our accounts receivable and prepaid expenses, respectively, $192,621 increase in amounts due to related parties associated with the services provided by our officers during our fiscal 2017, and  $49,698 and $36,940 increases in accounts payable and wages payable, respectively.

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

Non-cash transactions

During the year ended December 31, 2017, our net loss was further increased by the following expenses that did not have any impact on cash used in operations:

•

$1,046,271 (2016 - $4,179,474) in accretion expense which resulted from the difference between the stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the KF Loans;

•

$1,210,887 (2016 - $58,604) in interest we accrued on our notes and advances payable, of which $1,113,182 was associated with the interest we calculated on the balances payable on the KF Loans at January 15, 2017;

•

$362,720 (2016 - $13,755) which consisted of $362,156 in financing costs associated with the penalty we recorded on the balances payable on the KF Loans at January 15, 2017, when the KF Loans became due and payable, and $564 in deferred legal fees we incurred to secure the KF Loans; and

•

$354,966 loss (2016 - $1,510,789 gain) we recorded on the revaluation of the derivative liability associated with the warrants we issued to KFBV as consideration for the KF Loans and conversion feature included in the Third KF Loan Agreement, as, pursuant to the guidance provided by ASC 815, we must revalue derivative liability at each reporting period based on the value of the underlying variable on the reporting date. Since the price of our common stock at December 31, 2017, was lower as compared to the price at December 31, 2016, the decrease in price resulted in a $36,881 gain on revaluation of derivative liability associated with the warrants we issued to KFBV; the same decrease in share price resulted in a $391,847 loss on fair values of the derivative liabilities associated with the conversion feature available under the Third KF Loan Agreement, which increased due to (i) the increased number of shares we would be required to issue to KFBV should KFBV decide to convert the amount owed under the Third KF Loan at a lower price, and (ii) continuously increasing liability under the Third KF Loan as we continue to accrue interest payable to KFBV.

The negative effects of the above non-cash transactions were offset by $35,953 in recovery of stock-based compensation which comprised of $91,098 and $7,441 in stock-based compensation in respect of options to acquire shares of our common stock granted to our chairman of the board of directors and to our former CEO under the 2014 Plan, respectively, and a recovery of $134,492, which was associated with the value of forfeited options to acquire our common stock we granted to our former CEO. During the year ended December 31, 2016, our stock-based compensation associated with the above options was determined to be $298,081.

Net Cash Provided by Financing Activities

During the year ended December 31, 2017, KFBV advanced to us $305,223 for working capital. These advances accumulate interest at 10% per year and are payable on demand. In addition, we received $1,532 in non-interest bearing advance from Da Costa Management Corp, which we recoded as part of amounts due to related parties.

During the year ended December 31, 2016, we received $1,200,000 from KFBV pursuant to our Third KF Loan Agreement. Robert C. Kopple, Chairman of our Board of Directors, is the principal of KFBV. In addition, we received $110,000 advance under KF Note. These financing activities were reduced by $200,000 we paid to Quarry Bay Capital LLC and Tradex Capital Corp as partial repayment of loans and advances we received from these lenders during our fiscal 2012 through 2014.

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

Amounts payable under the First KF Loan Agreement accumulated interest at a rate of 10% per annum, compounded monthly. In the event of default, the interest rate increases to 15% per annum until event of default is cured; in addition, the Company is required to pay a late payment fee equal to 5% of any past due sum under the First KF Loan.

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

As of the date of the filing of this Annual Report on Form 10-K the First KF Loan is in default, however, we have not been served with a default notice by KFBV as the Company and KFBV are discussing a possibility to re-negotiate the terms of the First KF Loan. We can give no assurance that these negotiations will be successful. Should KFBV serve us with default notice and request a payment of the amounts owed under the First KF Loan, we will not be able to continue our operations as a going concern and may be required to file for bankruptcy.

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

Amounts payable under the Second KF Loan Agreement accumulated interest at a rate of 10% per annum, compounded monthly. In the event of default, the interest rate increases to 15% per annum until event of default is cured; in addition, the Company is required to pay a late payment fee equal to 5% of any past due sum under the Second KF Loan.

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

As of the date of the filing of this Annual Report on Form 10-K the Second KF Loan is in default, however, we have not been served with a default notice by KFBV as the Company and KFBV are discussing a possibility to re-negotiate the terms of the Second KF Loan. We can give no assurance that these negotiations will be successful. Should KFBV serve us with default notice and request a payment of the amounts owed under the Second KF Loan, we will not be able to continue our operations as a going concern and may be required to file for bankruptcy.

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

Amounts payable under the Third KF Loan Agreement accumulated interest at a rate of 10% per annum, compounded monthly. In the event of default, the interest rate increases to 15% per annum until event of default is cured; in addition, the Company is required to pay a late payment fee equal to 5% of any past due sum under the Third KF Loan.

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

At the discretion of KFBV the principal and accrued but unpaid interest under the Third KF Loan may be converted (in minimum increments of $250,000) into shares of the Company’s common stock at a conversion price of $0.10 per share, and, in the event of default, at 50% discount to the volume weighted average price of the Company’s stock over the last five days of trading immediately preceding the date of exercise, (the “Third KF Loan Conversion Feature”).

As of the date of the filing of this Annual Report on Form 10-K the Third KF Loan is in default, however, we have not been served with a default notice by KFBV as the Company and KFBV are discussing a possibility to re-negotiate the terms of the Third KF Loan. We can give no assurance that these negotiations will be successful. Should KFBV serve us with default notice and request a payment of the amounts owed under the Third KF Loan, we will not be able to continue our operations as a going concern and may be required to file for bankruptcy.

The Third KF Loan Conversion Feature, if exercised by KFBV, will require us to issue up to 393,633,867 shares of our common stock, which exceeds the amount of authorized capital the Company can issue. In the event of an exercise, we may decide to seek shareholder approval to increase our authorized capital to accommodate the exercise. The exercise of The Third KF Loan Conversion Feature will result in substantial dilution to our existing shareholders.

As of December 31, 2017, we owed a total of $8,718,451 under KF Loans, consisting of $5,900,000 in principal amount of all advances made to that date, $1,343,113 in accrued interest thereon calculated using the stated interest rate of 10% per annum, $1,113,182 in accrued interest at a default rate of interest, and $362,156 in financing costs associated with late payment fee we accrued on an unpaid balance.

Going Concern

The notes to our financial statements at December 31, 2017, disclose our uncertain ability to continue as a going concern. As of the date of this Annual report on Form 10-K we have accumulated a deficit of $78,596,334 and additional financing will be required to fund and support our operations.

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

In February of 2017, majority of our top management resigned from their positions with the Company. Resignations of Mr. Aasen and Mr. Norling have left the Company without technical expertise required for the Company to continue development and marketing of our emission technologies, creating an uncertainty as to our ability to finalize our current projects to install a land-based DSOX Fuel Purification System for LMS, and to install a DSOX System on board of a vessel operated by DCL. These contracts were earlier placed on hold until such time that our technology can be proven through testing. In April 2017 we commissioned Norling Inc. to perform the required tests, which were completed in late June, however, did not yield satisfactory results required to secure a potential contract on installation.

The results of the tests confirmed that more research and further improvements to our emission abatement systems will be required in order to achieve industry-specific requirements. Should we decide to continue our operations and further development of our DSOX and NJORD Systems, we will be required to retain several engineers with relevant experience in the emission abatement technologies to work on the above projects.  In order to be able to retain new staff or consultants we will be required to raise additional debt or equity financing, which may become challenging based on the current debt covenants under our existing KFBV Loan Agreements, and our share structure.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At December 31, 2017 and 2016, our allowance for doubtful accounts was $0.

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

At December 31, 2017, we had $767 in cash on deposit with a large chartered Canadian bank, and $3,082 on deposit with Swedish bank. Of these deposits approximately $2,993 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of income from our consulting services and is not collateralized. We continually monitor the financial condition of our customers to reduce the risk of loss. We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At December 31, 2017, we had a Nil balance in our accounts receivable, as our agreement for consulting services expired.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	December 31, 2017	December 31, 2016
	(Unaudited, Management Prepared)

ASSETS

Current assets
Cash	$3,849	$3,794
Accounts receivable	-	12,126
Prepaids	3,040	3,667
	$6,889	$19,587

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$218,471	$167,768
Accrued liabilities	39,076	43,423
Wages payable	91,795	46,808
Unearned revenue	2,075,000	2,075,000
Notes and advances payable	1,455,073	1,041,416
Due to related parties	436,584	244,075
Derivative liabilities - warrants	157,463	194,344
Derivative liability - conversion feature	1,968,174	1,576,327
Loans payable	8,718,451	6,196,278
Total liabilities	15,160,087	11,585,439

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 88,195,005 issued and outstanding at December 31, 2017 and 2016	88,195	88,195
Obligation to issue shares	46,410	46,410
Additional paid in capital	63,309,928	63,345,881
Accumulated deficit	(78,596,334)	(75,052,646)
Accumulated other comprehensive income (loss)	(1,397)	6,308
	(15,153,198)	(11,565,852)
	$6,889	$19,587

The accompanying notes are an integral part of these unaudited consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	Year Ended December 31,
	2017	2016

Consulting revenue	$8,753	$89,563

Amortization	-	10,621
General and administrative expenses	356,872	1,612,364
Research and development	256,678	38,338
Loss before other items	(604,797)	(1,571,760)

Other items
Accretion expense	(1,046,271)	(4,179,474)
Change in fair value of derivative liabilities	(354,966)	1,510,789
Financing costs	(362,720)	(13,755)
Impairment of work in progress	-	(529,221)
Impairment of equipment	-	(21,957)
Interest	(1,210,887)	(58,604)
Stock-based compensation	35,953	(298,081)

Net loss	(3,543,688)	(5,162,063)

Foreign exchange translation	(7,705)	(875)
Comprehensive loss	$(3,551,393)	$(5,162,938)

Net loss per share - basic and diluted	$(0.04)	$(0.06)

Weighted average number of shares outstanding - basic and diluted	88,195,005	88,164,511

The accompanying notes are an integral part of these unaudited consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

						Accumulated
			Obligation	Additional		Other
	Common shares		to Issue	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Capital	Deficit	Income / (Loss)	Total

Balance at December 31, 2015	88,145,005	$88,145	$46,410	$63,045,602	$(69,890,583)	$7,183	$(6,703,243)

Stock-based compensation	-	-	-	298,081	-	-	298,081
Shares issued for investor relation services	50,000	50	-	2,198	-	-	2,248
Net loss for the year	-	-	-	-	(5,162,063)	-	(5,162,063)
Translation to reporting currency	-	-	-	-	-	(875)	(875)

Balance at December 31, 2016	88,195,005	88,195	46,410	63,345,881	(75,052,646)	6,308	(11,565,852)

Stock-based compensation	-	-	-	(35,953)	-	-	(35,953)
Net loss for the year	-	-	-	-	(3,543,688)	-	(3,543,688)
Translation to reporting currency	-	-	-	-	-	(7,705)	(7,705)

Balance at December 31, 2017	88,195,005	$88,195	$46,410	$63,309,928	$(78,596,334)	$(1,397)	$(15,153,198)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	Year Ended December 31,
	2017	2016

Cash flows used in operating activities

Net loss	$(3,543,688)	$(5,162,063)

Non-cash items
Accretion expense	1,046,271	4,179,474
Accrued interest	1,210,887	58,604
Amortization	-	10,621
Financing costs	362,720	13,755
Foreign exchange loss	11,291	9,570
Change in fair value of derivative liability	354,966	(1,510,789)
Impairment of equipment	-	21,957
Investor relations fees, non-cash	-	2,248
Stock-based compensation	(35,953)	298,081

Changes in operating assets and liabilities
Accounts receivable	12,428	13,926
Prepaids	629	43,097
Work in progress	-	559,416
Accounts payable	49,698	55,902
Accrued liabilities	(4,347)	(31,846)
Wages payable	36,940	19,327
Due to related parties	192,621	203,968
Net cash used in operating activities	(305,537)	(1,214,751)

Cash flows from financing activities
Long-term loan	-	1,200,000
Notes and advances payable	305,223	110,000
Repayment of notes payable	-	(200,000)
Net cash provided by financing activities	305,223	1,110,000

Effects of foreign currency exchange	369	(3,593)

Net increase (decrease) in cash	55	(108,344)
Cash, beginning	3,794	112,138
Cash, ending	$3,849	$3,794

Cash paid for:
Income tax	$-	$-
Interest	$-	$37,724

The accompanying notes are an integral part of these unaudited consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

As of December 31, 2017, the Company has not achieved profitable operations and has a working capital deficit of $15,153,198 and accumulated a deficit of $78,596,334. In addition, as of December 31, 2017, the Company owed a total of $8,718,451 to KF Business Ventures, LP (“KFBV”), a company controlled by the Company’s Chairman, under the terms of three separate loan agreements with KFBV (Note 5). Should KFBV serve the Company with default notice and request a payment of the amounts owed, the Company may not be able to continue as a going concern and may be required to file for bankruptcy. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.

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

Derivative financial instruments

Derivative financial instruments that are not classified as equity and are not used in hedging relationships are measured at fair value. These include derivative warrant liabilities and derivative conversion option liabilities. Subsequent changes to the estimated fair values are recorded in the statement of operations.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties and KF Business Ventures loans (Notes 4 and 5), at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Due to a company controlled by the Chief Financial Officer (“CFO”)	$201,472	$92,803
Due to the former Chief Executive Officer (“CEO”)	73,125	46,860
Due to the former President and Chief Technical Officer (“CTO”)	87,923	59,798
Due to the former Senior Vice President (“VP”) of Business Development	74,064	41,117
Due to the former CEO and President of Subsidiary	--	3,302
Due to the former VP of Engineering(1)	--	195
Due to related parties	$436,584	$244,075

Amounts are unsecured, due on demand and bear no interest.

(1)

Mr. Buczek resigned from his position of VP of Engineering on May 1, 2015. As at December 31, 2017, the amounts owed to Mr. Buczek have been included in accounts payable.

The Company incurred the following expenses with related parties:

	December 31, 2017	December 31, 2016
Salary paid to the former CEO	$--	$135,000
Consulting fees paid to the former CEO	28,125	45,000
Fair value of options granted to (forfeited by) the former CEO (Note 7)	(127,051)	88,936
Administrative fees accrued to a company controlled by the CFO	105,000	180,000
Salary paid to the former President and CTO	--	135,000
Consulting fees paid to the former President and CTO	28,125	45,000
Fair value of options issued to a Director and Chairman (Note 7)	91,098	204,816
Salary paid to the former Senior VP of Business Development	--	135,000
Consulting fees paid to the former Senior VP of Business Development	32,946	45,000
Salary paid to the President and CEO of the Subsidiary	30,122	105,526
Research and development fees paid to a company controlled by the former President and CTO	210,600	--
Total transactions with related parties	$398,965	$1,119,278

NOTE 4 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans outstanding as at December 31, 2017 and 2016:

As at December 31, 2017
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$16,477	$43,477
49,500	7%	32,336	81,836
151,455*	6%	16,867	168,322
15,000	0%	--	15,000
600,000	6%	88,735	688,735
110,000	10%	19,385	129,385
305,223	10%	23,095	328,318
$1,258,178		$196,895	$1,455,073
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

As at December 31, 2016
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$13,145	$40,145
49,500	7%	26,819	76,319
141,506*	6%	6,623	148,129
15,000	0%	--	15,000
600,000	6%	48,723	648,723
110,000	10%	3,100	113,100
$943,006		$98,410	$1,041,416
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

Quarry Bay and Tradex Loans and Advances

On April 7, 2015, the Company received a demand notice to repay outstanding notes payable issued to Quarry Bay Capital LLC. (“Quarry Bay”) and Tradex Capital Corp (“Tradex”).

During the year ended December 31, 2016, the Company repaid $200,000, of which $37,724 was applied toward interest accrued on the Quarry Bay Capital Loan, which accrues interest at a rate of 6% per annum. As at December 31, 2017, CAD$190,000 note payable to Quarry Bay remains outstanding and continues accumulating interest at 6% per annum. As at December 31, 2017, the Company owed $168,322 (December 31, 2016 - $148,129), including accrued interest of $16,867 (2016 - $6,623) under the Quarry Bay Capital Loan.

Norling Bridge Loans

On July 28, 2015, and November 6, 2015, the Company entered into two separate bridge loan agreements (the “Norling Loans”) with its former President and CTO, Rasmus Norling.  Pursuant to the Norling Loans, Mr. Norling agreed to lend to the Company total of $400,000 in exchange for unsecured promissory notes.

The Norling Loans have an interest rate of 6% and were due December 31, 2016. During the year ended December 31, 2017, the Company recorded $26,651 in interest expense associated with the Norling Loans (2016 - $25,102). As at December 31, 2017, the Company owed $458,748 (2016 - $432,097) under the Norling Loans.

As of December 31, 2017, the Norling Loans are in default, however, the Company has not been served with a default notice by Mr. Norling.

KF Business Ventures Bridge Loan and Note Payable

On August 31, 2015, the Company entered into a bridge loan agreement with KF Business Ventures, LP (“KFBV”), a company controlled by a director of the Company, whereby KFBV agreed to lend to the Company $200,000 in exchange for an unsecured promissory note (the “KFBV Bridge Loan”).

The KFBV Bridge Loan has an interest rate of 6%, and was due December 31, 2016. During the year ended December 31, 2017, the Company recorded $13,361 in interest expense associated with the KFBV Bridge Loan (2016 - $12,585). As at December 31, 2017, the Company owed $229,987 (2016 - $216,626) under the KFBV Bridge Loan.

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

The KFBV Note has an interest rate of 10% and was due January 15, 2017. Under the terms of the KFBV Note, in the event of default the interest rate increases to 15% per annum until such time that the default is cured. During the year ended December 31, 2017, the Company recorded $16,285 in interest expense associated with the KFBV Note (2016 - $3,100). As at December 31, 2017, the Company owed $129,385 (2016 - $113,100) under the KFBV Note.

As of December 31, 2017, the KFBV Bridge Loan and KFBV Note are in default, however, the Company has not been served with a default notice by KFBV.

During the year ended December 31, 2017, KFBV advanced the Company additional $305,223 for working capital. The advances are unsecured, due on demand and accumulate interest at a rate of 10% per annum. During the year ended December 31, 2017, the Company recorded $23,095 in interest expense associated with these advances. As at December 31, 2017, the Company owed $328,318 on account of advances it borrowed from KFBV.

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

The loans have an interest rate of 7%, and are due on demand. During the year ended December 31, 2017, the Company recorded $5,517 in interest expense associated with these loans from third party creditors (2016 - $5,145). As at December 31, 2017, the Company owed $81,836 (2016 - $76,319) under these loans.

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

The loans have an interest rate of 8%, and are due on demand. During the year ended December 31, 2017, the Company recorded $3,332 in interest expense associated with these loans (2016 - $3,077). As at December 31, 2017, the Company owed $43,477 (2016 - $40,145) under these loans.

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

In consideration for the First KF Loan Agreement, as amended on March 10, 2014 (the “March Amendment”), the Company issued to the Lender non-transferrable share purchase warrants to purchase a total of 6,904,546 shares exercisable at a price of $1.00 per share (the “First KF Warrants”) (Note 7). Warrants for 2,450,000 shares had an original expiry date of January 15, 2015, and warrants for 4,454,546 shares had an original expiry date of January 15, 2018. At the discretion of the Lender the First KF Warrants for up to 3,452,273 shares of common stock could have been acquired by way of a cashless exercise.

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

As consideration for the September Amendment, the Company issued to the Lender additional warrants for the purchase of up to 2,350,000 shares (the “September Warrants”), with an initial exercise price of $0.50 per share and expiring on January 15, 2019, with cashless exercise rights for up to 1,175,000 shares. In addition, the Company agreed to decrease the exercise price for the First KF Warrants (the “Amended Warrants”) from $1.00 per share to $0.50 per share and extend the expiration date of warrants for up to 2,450,000 shares of the Company’s common stock from January 15, 2015, to January 15, 2016. The September Warrants also included the Down-Round Provision (Note 7).

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

During the year ended December 31, 2017, the Company recognized accretion expense of $73,250 (December 31, 2016 - $1,262,228). Pursuant to the terms of the First KF Loan Agreement, as of December 31, 2017, the Company recorded an additional $405,669 in interest expense on the First KF Loan at 15% per annum, the default rate of interest.

At December 31, 2017, the fair value of the derivative liability associated with the warrants issued pursuant to the First KF Loan Agreement was $53,439 (December 31, 2016 - $67,380).

At December 31, 2017 and 2016, the fair values of Amended Warrants, September Warrants, and First Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At December 31, 2017	At December 31, 2016
Expected Warrant Life	3.04 - 3.67 years	4.04 - 4.67 years
Risk-Free Interest Rate	1.98%	1.93%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	32%-60%	32%-60%

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

In consideration for the Second KF Loan Agreement, the Company issued to the Lender non-transferrable share purchase warrants for a total of 9,600,000 shares of the Company’s common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019 (the “Second KF Warrants”) (Note 7). At the discretion of the Lender the Second KF Warrants for up to 4,800,000 shares of common stock can be acquired by way of a cashless exercise.

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

During the year ended December 31, 2017, the Company recognized accretion expense of $165,212 (December 31, 2016 - $2,077,081). Pursuant to the terms of the Second KF Loan Agreement, as of December 31, 2017, the Company recorded additional $454,237 in interest expense on the First KF Loan at 15% per annum, the default rate of interest.

At December 31, 2017, the fair value of the derivative liabilities associated with the Second KF Warrants and the Second Extension Warrants was $56,024 (December 31, 2016 - $67,764).

At December 31, 2017 and 2016, the fair values of the Second KF Warrants and Second Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At December 31, 2017	At December 31, 2016
Expected Warrant Life	3.04 - 3.67 years	4.04 - 4.67 years
Risk-Free Interest Rate	1.98%	1.93%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	15% - 60%	15% - 60%

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

The maturity date under the Third KF Loan Agreement was January 15, 2017. The Third KF Loan is unsecured and has an effective interest rate of 2,339%, which was due primarily to the recording of non-cash accretion interest. At the discretion of the Lender the principal and accrued but unpaid interest under the Third KF Loan may be converted into shares of the Company’s common stock at a conversion price of $0.10 per share, in minimum increments of $250,000 (the “Third KF Loan Conversion Feature”). In case of default, the conversion price is calculated based on a 50% discount to the volume weighted average price of the Company’s stock over the last five days of trading immediately preceding the date of exercise. The Down-Round Provision is included in the Third KF Loan Conversion Feature.

In consideration for the Third KF Loan Agreement, the Company issued to the Lender non-transferrable share purchase warrants for a total of 8,000,000 shares of the Company’s common stock, exercisable at a price of $0.10 per share for a period expiring January 15, 2021 (the “Third KF Warrants”). At the discretion of the Lender the Third KF Warrants for up to 4,000,000 shares of common stock can be acquired by way of a cashless exercise (Note 7). The Down-Round Provision is included in the Third KF Warrants.

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

During the year ended December 31, 2017, the Company recognized accretion expense of $807,809 (December 31, 2016 - $840,166). Pursuant to the terms of the Third KF Loan Agreement, as of December 31, 2017, the Company recorded additional $253,274 in interest expense on the Third KF Loan at 15% per annum, the default rate of interest.

As a consequence of the Third KF Loan being in default, the conversion price decreased to 50% of the volume weighted average price of the Company’s stock over the last five days of trading immediately preceding the date of exercise. The decrease in price may result in the Company having to issue up to 393,633,867 shares of its common stock should KFBV decide to exercise its conversion rights under the Third KF Loan Agreement.

At December 31, 2017, the fair value of the derivative liability associated with the Third KF Warrants and the Third KF Loan Conversion Feature were $48,000 (2016 - $59,200) and $1,968,174 (2016 - $1,576,327), respectively.

At December 31, 2017 and 2016, the fair value of the Third KF Warrants was revalued using the Binomial Lattice model using the following assumptions:

	At December 31, 2017	At December 31, 2016
Expected Warrant Life	3.04 years	4.04 years
Risk-Free Interest Rate	1.98%	1.70%
Expected Dividend Yield	Nil	Nil
Average Expected Stock Price Volatility	60%	60%

At December 31, 2017 and 2016, the fair value of the Third KF Loan Conversion Feature was revalued using the Binomial Lattice model using the following assumptions:

	At December 31, 2017	At December 31, 2016
Amount Eligible for Conversion	$1,901,252	$1,647,977
Share Price	$0.0097	$0.0115
Expected Life	0.00 years	0.04 years
Risk-Free Interest Rate	0.96%	0.44%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	57%	57%

Summary of KF Loans Payable

A summary of the discounted carrying value, deferred financing costs, accumulated accrued interest, penalty and principal of KF loans payable is as follows:

As at December 31, 2017
	Discounted Carrying Value	Principal Outstanding	Accumulated Accrued Interest	Penalty	Total
First KF Loan Payable	$3,177,216	$2,000,000	$1,045,238	$131,978	$3,177,216
Second KF Loan Payable	3,557,585	2,400,000	1,009,806	147,779	3,557,585
Third KF Loan Payable	1,983,650	1,500,000	401,251	82,399	1,983,650
	$8,718,451	$5,900,000	$2,456,295	$362,156	$8,718,451

As at December 31, 2016
	Discounted Carrying Value	Principal Outstanding	Accumulated Accrued Interest	Total
First KF Loan Payable	$2,566,317	$2,000,000	$628,764	$2,628,764
Second KF Loan Payable	2,790,357	2,400,000	543,475	2,943,475
Third KF Loan Payable	840,168	1,500,000	141,236	1,641,236
	6,196,842	5,900,000	1,313,475	7,213,475
Deferred Financing Costs	(564)	--	--	--
	$6,196,278	$5,900,000	$1,313,475	$7,213,475

Summary of the Derivative Liability - Conversion Feature

A summary of the derivative liability associated with the Conversion Feature under the Third KF Loan Agreement is as follows:

As at December 31, 2017
	Fair Value at December 31, 2016	Change on Revaluation at Reporting Date	Fair Value at December 31, 2017
Third KF Loan Conversion Feature	$ 1,576,327	$391,847	$ 1,968,174

As at December 31, 2016
	Fair Value at December 31, 2015	Change on Revaluation at Reporting Date	Fair Value at December 31, 2016
Third KF Loan Conversion Feature	$ 2,335,498	$ (759,171)	$ 1,576,327

Summary of the Derivative Liabilities - Warrants

A summary of the derivative liabilities associated with the warrants under the KF Loan Agreements and their amendments is as follows:

As at December 31, 2017
	Fair Value at December 31, 2016	Change on Revaluation at Reporting Date	Fair Value at December 31, 2017
9,254,546 warrants (Amended Warrants and September Warrants)	$58,303	$(12,030)	$46,273
1,194,332 warrants (First Extension Warrants)	9,077	(1,911)	7,166
9,600,000 warrants (Second KF Warrants)	57,600	(9,600)	48,000
1,337,320 warrants (Second Extension Warrants)	10,164	(2,140)	8,024
8,000,000 warrants (Third KF Warrants)	59,200	(11,200)	48,000
Total	$194,344	$(36,881)	$157,463

As at December 31, 2016
	Fair value at December 31, 2015	Change on Revaluation at Reporting Date	Fair Value at December 31, 2016
9,254,546 warrants (Amended Warrants and September Warrants)	$253,944	$(195,641)	$58,303
1,194,332 warrants (First Extension Warrants)	42,089	(33,012)	9,077
9,600,000 warrants (Second KF Warrants)	329,472	(271,872)	57,600
1,337,320 warrants (Second Extension Warrants)	45,897	(35,733)	10,164
8,000,000 warrants (Third KF Warrants)	274,560	(215,360)	59,200
Total	$945,962	$(751,618)	$194,344

KF Business Ventures, Deferred Financing Costs

During the year ended December 31, 2015, the Company recorded $50,538 in legal fees associated with securing the KFBV Loans. These fees are amortized over the remaining life of the loans. As of December 31, 2017, the legal fees were fully amortized and the Company recorded $564 (December 31, 2016 - $13,755) in financing costs associated with the amortization of these legal fees.

NOTE 6 - UNEARNED REVENUE

During its fiscal 2013 and 2014, the Company received a total of $2,075,000 in non-refundable deposits on account of the building and installation of its Fuel Purification Systems. In accordance with the Company’s policies, the deposits were recorded as unearned revenue.

NOTE 7 - SHARE CAPITAL

During the year ended December 31, 2017, the Company did not have any transactions that resulted in issuance of its common stock.

During the year ended December 31, 2016, pursuant to the Consulting Agreement with an unrelated party for investor relations services dated for reference September 4, 2015, the Company issued to the Consultant 50,000 shares of its common stock with a fair value of $2,248.

Warrants

A continuity schedule of warrants is as follows:

	December 31, 2017	December 31, 2016
Warrants, beginning	39,886,198	39,886,198
Warrants, expired	(10,000,000)	--
Warrants, outstanding	29,886,198	39,886,198

Details of warrants outstanding as at December 31, 2017 are as follows:

Exercise price	Expiry date	Number of warrants outstanding
$0.50	August 1, 2018	500,000
$0.10	January 15, 2021	26,854,546
$0.10	September 1, 2021	2,531,652
		29,886,198

At December 31, 2017, the weighted-average exercise price and remaining contractual life of the outstanding share purchase warrants were $0.11 and 3.06 years, respectively.

Options

A summary of options is as follows:

	December 31, 2017	December 31, 2016
Options, beginning	6,300,000	6,300,000
Options, forfeited	(3,800,000)	--
Options, outstanding	2,500,000	6,300,000
Options, exercisable	2,000,000	3,800,000

Details of options outstanding as at December 31, 2017 are as follows:

Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.10	September 8, 2014	2,500,000	2,000,000
		2,500,000	2,000,000

At December 31, 2017, the weighted-average exercise price and remaining contractual life of the outstanding options to purchase the shares of the Company’s common stock were $0.10 and 3.69 years, respectively.

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

The grant date fair value of these options was $953,885. During the year ended December 31, 2017, the Company recognized $91,098 as stock-based compensation (2016 - $204,817).

The fair value was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At September 8, 2014
Expected Option Life	5 years
Average Risk-Free Interest Rate	1.98%
Expected Dividend Yield	Nil
Average Expected Stock Price Volatility	118%

On March 6, 2015, the Company granted options to acquire up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share to the former CEO and a former director of the Company (the “CEO Options”). The CEO Options were issued under the 2014 Plan. The CEO Options to acquire up to 1,000,000 shares of the Company’s common stock vested on March 23, 2015, and CEO Options to acquire up to an additional 500,000 shares of the Company’s common stock vested on March 23, 2016. The remaining 1,500,000 CEO Options were to vest at a rate of 500,000 shares per year, beginning March 23, 2017. In accordance with the termination provisions available under the 2014 Plan, the CEO Options expired on March 9, 2017, 30 days after the resignation of the CEO.

The grant date fair value of these CEO Options was $413,944.  During the year ended December 31, 2017, the Company recognized $7,441 as stock-based compensation (2016 - $88,936) relating to these options.  Certain stock options were forfeited by the former CEO as a consequence of his resignation.  On forfeiture, the Company recorded a reversal of $134,492 of previously recorded stock-based compensation expense relating to the CEO options that had not yet vested at the date of forfeiture.

The fair value was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At March 23, 2015
Expected Option Life	5 years
Risk-Free Interest Rate	1.41 - 1.71%
Expected Dividend Yield	Nil
Average Expected Stock Price Volatility	126%

On May 1, 2015, the Company granted options to acquire up to 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share to an employee of its Subsidiary. These Options were issued under the 2014 Plan. The options vested on May 5, 2016, and were set to expire on May 5, 2021, subject to certain early termination conditions.

The grant date fair value of these Options was $12,711. During the year ended December 31, 2016, the Company recognized $4,328 as stock-based compensation relating to these options.

The fair value was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At May 1, 2015
Expected Option Life	5 years
Risk-Free Interest Rate	1.71%
Expected Dividend Yield	Nil
Average Expected Stock Price Volatility	126%

NOTE 8 - INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	December 31, 2017	December 31, 2016
Net loss	$(3,543,688)	$(5,162,063)
Statutory tax rate	35.0%	35.0%
Expected income tax recovery	(1,240,291)	(1,806,722)
Permanent differences	477,849	1,230,598
Change in tax rates	--	--
Difference in foreign tax rates	7,908	29,364
Change in valuation allowance	(754,534)	(546,760)
Income tax recovery	$--	$--

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	December 31, 2017	December 31, 2016
Deferred income tax assets
Non-capital losses carried forward	$8,846,000	$6,816,000
Intangible asset	13,646,000	14,874,000
Less: Valuation allowance	(22,492,000)	(21,690,000)
Net deferred income tax assets	$--	$--

At December 31, 2017 and 2016, the Company had a deferred tax asset that related to net operating losses. A full valuation allowance has been established; as management believes it is more likely than not that the deferred tax asset will not be realized.

As at December 31, 2017, the Company has net operating loss carry forwards of approximately $24,911,216 (2016 - $19,151,000) to reduce future federal and state taxable income. These losses expire by 2037.

The Company is not currently subject to any income tax examinations by any tax authority. Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our Chief Financial Officer and Chairman of our board of directors, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Financial Officer and Chairman of our board, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, it was found that the internal controls cannot be relied upon, due to the limited segregation of duties.

The Consolidated Financial Statements included with this Annual Report on Form 10-K have not been audited by the Company’s independent auditor and are sole responsibility of the Company’s management. As a result, the Consolidated Financial Statements included with this Annual Report on Form 10-K do not include a report of Independent Registered Public Accounting Firm.

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

Joao (John) da Costa: Mr. da Costa (53) has been our CFO, Treasurer, Corporate Secretary and a member of our Board of Directors since May 2002. Mr. da Costa previously acted as our Chief Executive Officer and President from February 2006 until May 2012. Mr. da Costa has more than twenty years of experience providing bookkeeping and accounting services to both private and public companies and is the founder and president of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003.  In addition to Triton Emission Solutions Inc., Mr. da Costa currently serves as the CFO, Treasurer and a director of Red Metal Resources Ltd., a company reporting under the Exchange Act and engaged in the business of acquiring and exploring mineral claims.  Mr. da Costa also currently serves as the CFO, Secretary and a director of Kesselrun Resources Ltd., a Canadian reporting company listed on the TSX Venture Exchange.

Robert Kopple: Mr. Kopple (74) was appointed as Chairman of our Board of Directors on September 8, 2014, pursuant to the terms of the Second KF Loan Agreement. Mr. Kopple is an experienced investor, businessman, and lawyer who co-founded the firm Kopple and Klinger in 1992 where he advises and assists clients with complex estate and gift tax issues and issues in the transfer of family wealth and family businesses. Mr. Kopple represents non-citizens and non-residents of the United States in a variety of challenging estate and tax issues.  Prior to co-founding Kopple and Klinger in 1992, Mr. Kopple practiced at a top national law firm in their Los Angeles office.  In addition, Mr. Kopple manages interests in real estate and operating companies. He has provided equity and debt financing for a number of both public and private businesses and serves on the board of directors of several corporations.

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC.  Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a).  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the period covered by this Annual Report, our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

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

As of December 31, 2017, we did not have a written audit committee charter or similar document and have not adopted any specific policies or procedures for the engagement of non-audit services.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- qualified Deferred Compensation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
John da Costa(1) CFO, Treasurer and Secretary	2017 2016	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	105,000(1) 180,000	105,000 180,000
Anders Aasen(2),(3) Former CEO	2017 2016	nil 135,000	nil nil	nil nil	(127,051) 88,936	nil nil	nil nil	28,125 45,000	(98,926) 268,936
Rasmus Norling(4),(5) Former President CTO, and CEO	2017 2016	nil 135,000	nil nil	nil nil	nil nil	nil nil	nil nil	28,125 45,000	28,125 180,000
Mitchell Miller(6),(7) Former Senior VP of Business Development	2017 2016	nil 135,000	nil nil	nil nil	nil nil	nil nil	nil nil	32,946 45,000	32,946 180,000

(1)

Represents $105,000 we accrued as payable to Da Costa Management Corp., of which John da Costa is the sole director and shareholder, for professional, administrative and accounting services.

(2)

Mr. Aasen resigned as our Chief Executive Officer on February 7, 2017.

(3)

Mr. Aasen was entitled to an annual base salary of $270,000 ($22,500 per month). Due to the Company’s financial situation, Mr. Aasen agreed to release the Company from its obligation to pay his payroll from July through October 2016. We recorded $45,000 as owing to Mr. Aasen for his consulting services for November and December 2016 and $28,125 for January and February 2017. In addition we granted Mr. Aasen options to acquire up to 3,000,000 shares of our common stock at a price of $0.50 per share, subject to a certain vesting conditions. During the year ended December 31, 2017, we recognized $7,441 as stock-based compensation (2016 - $88,936) relating to these options.  Certain stock options were forfeited by Mr. Aasen as a consequence of his resignation.  On forfeiture, we recorded a reversal of $134,492 of previously recorded stock-based compensation expense relating to the unvested portion of the options we granted to Mr. Aasen.

(4)

Mr. Norling resigned as our Chief Technical Officer and as President on February 7, 2017.

(5)

Mr. Norling was entitled to an annual base salary of $270,000 ($22,500 per month). Due to the Company’s financial situation, Mr. Norling agreed to release the Company from its obligation to pay his payroll from July through October 2016. We recorded $45,000 as owing to Mr. Norling for his consulting services for November and December 2016 and $28,125 for January and February 2017.

(6)

Mr. Miller resigned as our Senior VP of Business Development on February 13, 2017.

(7)

Mr. Miller was entitled to an annual base salary of $270,000 ($22,500 per month). Due to the Company’s financial situation, Mr. Miller agreed to release the Company from its obligation to pay his payroll from July through October 2016. We recorded $45,000 as owing to Mr. Miller for his consulting services for November and December 2016 and $32,946 for January and February 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at December 31, 2017, we did not have any equity awards granted to each of our named executive officers.

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

We do not have a compensation committee.

Executive Officer Employment / Consulting Agreements

As at December 31, 2017, there are no employment agreements between us and any other named executive officers, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officers which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Triton or from a change in a named executive officer’s responsibilities following a change in control.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our December 31, 2017, fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2).  Compensation paid to directors who were also named executive officers during our December 31, 2017 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert C. Kopple(1)	nil	nil	$91,098	nil	nil	nil	$91,098

(1)

On September 8, 2014, we issued to Mr. Kopple options to purchase up to 2,500,000 shares of our common stock under our 2014 Stock Option Plan (the “Kopple Options”).  The cost assigned to the Kopple Options during the year ended December 31, 2017, was calculated to be $91,098 using the Black-Scholes option pricing model at the grant date.  The Kopple Options vest at a rate of 500,000 shares per year, beginning September 1, 2014, provided that any unvested options will immediately vest and become exercisable upon Mr. Kopple’s resignation, death, incapacity or failure to serve as a director and Chairman of our Board of Directors other than as a result of a removal for cause or a failure to be re-elected resulting from Mr. Kopple’s refusal to stand for re-election or if Mr. Kopple or his affiliates fail to vote their respective shares in favor of Mr. Kopple’s re-election or re-appointment.  The initial exercise price of the Kopple Options was $0.50 per share, subject to adjustment in the event that we subsequently issue any shares of our common stock or any options, warrants, convertible instruments or similar instruments at a purchase, exercise or conversion price less than $0.50 per share.  Under our Third KF Loan Agreement, we issued warrants for the purchase of shares of our common stock exercisable at $0.10 per share to KFBV.  Mr. Kopple is the principal of KFBV. As a result of the issuance of these warrants, the exercise price of the Kopple Options was automatically reduced to $0.10 per share. The Kopple Options expire five years after the vesting date thereof.

Other than the options granted to Mr. Kopple, we do not have any compensation arrangements with Mr. Kopple for acting as a member of our Board or as our Chairman.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following tables set forth certain information concerning the number of shares of our common stock owned beneficially as of March 29, 2018 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following tables does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.  As of March 29, 2018, there were 88,195,005 shares of our common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners (more than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Rasmus Norling(1) 2067 Calle Espana Apt. 2 San Juan, Puerto Rico 09011	20,350,000	23.1%
Common Stock	KF Business Ventures, LP 10866 Wilshire Boulevard Suite 1500 Los Angeles, California 90024	432,186,732(1)	84.54%
Common Stock	Kopple Financial, Inc. 10866 Wilshire Boulevard Suite 1500 Los Angeles, California 90024	432,186,732(1)	84.54%
Common Stock	Robert C. Kopple 10866 Wilshire Boulevard, Suite 1500 Los Angeles, California 90024	434,186,732(1)(2)	84.6%
Common Stock	Mitchell R. Miller(1) 103 De Diego Avenue Unit 601 San Juan, PR 00911-3529	20,350,000	23.1%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	John da Costa 820 -1130 Pender Street West Vancouver, BC V6E 4A4	nil	0%
Common Stock	Robert Kopple 10866 Wilshire Boulevard, Suite 1500, Los Angeles, California 90024	434,186,732(1)(2)	84.6%
Common Stock	Directors and Executive Officers (as a group)	434,186,732	84.6%

(1)

KF Business Ventures, LP (“KFBV”) is the direct beneficial owner of 432,186,732 shares of our common stock. Kopple Financial, as the sole general partner of KFBV, and Mr. Kopple, as the sole executive officer and sole director of Kopple Financial, are the indirect beneficial owners of our securities held directly by KFBV, with shared voting and dispositive power over those securities.  The shares beneficially owned by KFBV consist of (i) 9,166,667 shares of our common stock held directly by KFBV; (ii) 26,854,546 shares issuable upon the exercise of warrants to purchase shares of our  common stock at a price of $0.10 per share, expiring January 15, 2021 (the First KF Loan Warrants, Second KF Loan Warrants and Third KF Loan Warrants); (iii) warrants to purchase up to 2,531,652 shares of the Issuer’s common stock at a price of $0.10 per share, expiring September 1, 2021 (the First KF Loan Extension Warrants and the Second KF Loan Extension Warrants); and (iv) 393,633,867 shares issuable upon the exercise of conversion rights under the Third KF Loan in the aggregate amount of $1,901,252, consisting of $1,500,000 in principal and $401,252 in interest accrued thereon convertible at a price of $0.005. The Third KF Loan matured on January 15, 2017 and as of the date of this Annual Report on Form 10-K is in default. The number of shares listed as being acquirable by KFBV upon exercise of the conversion rights associated with the Third KF Loan is calculated as of December 31, 2017, and does not include shares issuable upon the conversion of interest during the period subsequent to December 31, 2017. The Company’s authorized capital consists of 200,000,000 common shares and 5,000,000 preferred shares. Should KFBV decide to exercise its conversion rights under the Third KF Loan we may need to seek shareholder approval to increase our authorized capital to accommodate the exercise.

(2)

The shares beneficially owned by Mr. Kopple include (i) the shares beneficially owned by KFBV; (ii) options to purchase up to 500,000 shares of our common stock exercisable at a price of $0.10 per share, expiring September 1, 2019; (iii) options to purchase up to 500,000 shares of our common stock exercisable at a price of $0.10 per share, expiring September 1, 2020, (iv) options to purchase up to 500,000 shares of our common stock exercisable at a price of $0.10 per share, expiring September 1, 2021, and (v) options to purchase up to 500,000 shares of our common stock exercisable at a price of $0.10 per share, expiring September 1, 2020.  In addition, Mr. Kopple has been granted options for the purchase of up to 500,000 additional shares of our common stock pursuant to the Company’s 2014 Stock Option Plan, which options vest on September 1, 2018, subject to certain early vesting provisions.  The shares issuable pursuant to these options have not been included in the shares beneficially owned by Mr. Kopple as they are not exercisable within the next 60 days, subject to the triggering of certain early vesting provisions.

Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of December 31, 2017, our most recent fiscal year end:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders(1)	3,100,000	$0.17	3,100,000

(1)

Includes options and warrants to purchase up to 600,000 shares of our common stock outside of our 2014 Stock Option Plan.

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

Options and Warrants Granted to Consultants Outside of 2014 Plan

As at December 31, 2017, we had the following outstanding options and warrants issued outside of our 2014 Plan to certain consultants and employees in exchange for their services:

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

(2)

On July 23, 2013, we entered into a six-month consulting agreement with an unrelated party for the total of $30,000. This contract may be settled by issuance of 100,000 shares of our common stock. As of the date of this Annual Report, these shares have not yet been earned or issued.

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

Transactions with Related Persons

Since January 1, 2017, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Loans from KF Business Ventures, LP

We are party to three separate Loan Agreement with KF Business Ventures, LP (“KFBV”). Robert C. Kopple, our Chairman and a member of our Board of Directors, is the principal of KFBV.  As of December 31, 2017, we owed a total of $8,718,451 to KFBV under the terms of the KF Loans, consisting of the full principal amount of all advances made to that date plus accrued interest thereon.  A detailed description of the KF Loans is provided under Item 7 of this Annual Report on Form 10-K.

Note Payable to KF Business Ventures

In September 2016, we issued an unsecured promissory note to KFBV for gross proceeds of $110,000 (the “KFBV Note”). As part of the terms of the KFBV Note we agreed to grant KFBV the right to offset the cash payable by KFBV to exercise the warrants to purchase shares of the Company’s common stock against the corresponding amount the Company would have to pay for outstanding indebtedness under this KFBV Note. The KFBV Note has an interest rate of 10% and was due January 15, 2017. During the year ended December 31, 2017, we recorded $16,285 in interest expense associated with the KFBV Note. As of the date of the filing of this Annual Report on Form 10-K the KFBV Note is in default, however, we have not been served with a default notice by KFBV.

Bridge Loans from KF Business Ventures, LP and Rasmus Norling

During the year ended December 31, 2015, we entered into several bridge loan agreements with KFBV and Mr. Rasmus Norling, our former President and CTO. Pursuant to the bridge loans, KFBV agreed to lend to us $200,000 and Mr. Norling agreed to lend to us $400,000. The principal amounts accumulate interest at 6% per annum compounded monthly and were due on December 31, 2016, as amended. During the year ended December 31, 2017, we recorded $13,361 in interest expense associated with KFBV Bridge Loan and $26,651 in interest expense associated with Norling Bridge Loans. As of the date of the filing of this Annual Report on Form 10-K the KFBV and Norling Bridge Loans are in default, however, we have not been served with default notices by KFBV or Mr. Norling.

Advances Received from KF Business Ventures

During the year ended December 31, 2017, KFBV advanced us an additional $305,223 for working capital. The advances are unsecured, due on demand and accumulate interest at a rate of 10% annum. During the year ended December 31, 2017, we recorded $23,095 in interest expense associated with these advances. As at December 31, 2017, the Company owed $328,318 on account of advances it borrowed from KFBV.

Management Services from Da Costa Management Corp.

Da Costa Management Corp. provides us administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer, Secretary and a member of our Board of Directors is the principal of Da Costa Management Corp. During the year ended December 31, 2017, we accrued as payable to Da Costa Management $105,000 for services provided by them.  This amounts has been included in the Summary Compensation Table included under Item 11 of this Annual Report on Form 10-K. As of December 31, 2017, we were indebted to Da Costa Management Corp. in the amount of $201,472 for unpaid fees.

Anders Aasen

During the year ended December 31, 2017, we accrued as payable to Mr. Aasen, our former Chief Executive Officer and a member of our Board of Directors, $28,125 on account of consulting services provided by Mr. Aasen to the Company. As at December 31, 2017, we were indebted to Mr. Aasen in the amount of $73,125.

Rasmus Norling

During the year ended December 31, 2017, we accrued as payable to Mr. Norling, our former President, Chief Technical Officer and a member of our Board of Directors, $28,125 on account of consulting services provided by Mr. Norling to the Company. As at December 31, 2017, we were indebted to Mr. Norling in the amount of $87,923.

Research and Development Services from Norling Inc.

During the year ended December 31, 2017, we paid $210,600 to Norling Inc., a company controlled by Mr. Norling, to complete a laboratory acceptance test of our Emission Abatement technologies required by one of our potential customers. The tests were completed during the 3rd quarter of our Fiscal 2017.

Mitchell Miller

During the year ended December 31, 2017, we accrued as payable to Mr. Miller, our former Senior Vice President of Business Development and a member of our Board of Directors, $32,946 on account of consulting services provided by Mr. Miller to the Company. As at December 31, 2017, we were indebted to Mr. Miller in the amount of $74,064.

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

2017 - $21,840 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2016 - $51,680 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Triton Emission Solutions’ financial statements and are not reported in the preceding paragraph:

2017 - $0 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2016 - $0 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2017 - $0 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2016 - $2,250 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2017 - $0 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2016 - $0 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Approval Policies and Procedures

We do not have a separately standing audit committee.  As such, our entire board of directors acts as our audit committee. Our Board of Directors annually reviews the qualifications of our principal accountant and approves their engagement as our principal accountant prior to their engagement.  All of the non-audit services provided by our principal accountant were either pre-approved by our Board of Directors prior to engagement of the principal accountant for those services, or were approved by our Board of Directors prior to completion of their audit of our annual financial statements.  Fees paid for non-audit services in 2017 and 2016 constituted less than 5% of total fees paid to our principal accountants in those years.

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

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.3	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.4	Certificate of Amendment to Certificate of Incorporation - Name Change to Poly Shield Technologies Inc.(3)
3.5	Certificate of Amendment to Certificate of Incorporation - Name Change to Triton Emission Solutions Inc.(4)
3.6	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(5)
10.2	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(3)
10.3	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(3)
10.4	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(3)
10.5	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012. (6)
10.6	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(7)
10.7	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(7)
10.8	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(8)

Exhibit Number	Description of Exhibit
10.9	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(8)
10.10	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(8)
10.11	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS. (8)
10.12	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(9)
10.13	Term Sheet Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc. (10)
10.14	Addendum to December 1, 2012 Employment Agreement, dated effective as of December 30, 2013. (11)
10.15	Letter Agreement dated January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (12)
10.16	Loan Agreement dated as of January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (13)
10.17	Addendum No. 2 to December 1, 2012 Employment Agreement, dated effective as of February 28, 2014. (14)
10.18	Technology Transfer Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (15)
10.19	Management Consulting Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (15)
10.20	Amendment No. 1 to Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated effective as of March 10, 2014. (15)
10.21	Purchase and Services Agreement between Magical Cruise Company, Limited and Poly Shield Technologies Inc. dated effective as of April 15, 2014.(16)
10.22	Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated July 28, 2014. (17)
10.23	Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 3, 2014. (18)
10.24	Amendment No. 2 to that Loan Agreement dated January 15, 2014 between the Triton Emission Solutions Inc. and KF Business Ventures LP dated effective July 29, 2014.(19)
10.25	2014 Stock Option Plan.(19)
10.26	Non-Qualified Stock Option Agreement for Robert C. Kopple dated September 8, 2014.(19)
10.27	Amendment No. 1 to Sales and Purchase Agreement dated as of January 12, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.(20)
10.28	Employment Agreement dated March 6, 2015, and effective as of March 23, 2015, between Anders Aasen and Triton Emission Solutions Inc.(21)
10.29	Loan Agreement dated July 28, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(22)
10.30	Loan Agreement dated August 31, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and KF Business Ventures LP.(23)
10.31	Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 4, 2015.(24)
10.32	Amendment No. 2 to Sales and Purchase Agreement dated as of November 5, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc. (25)
10.33	Loan Agreement dated November 6, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(26)
10.34	Amendment to Sales and Purchase Agreement dated as of December 1, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc. (25)

Exhibit Number	Description of Exhibit
10.35	Letter Agreement dated December 17, 2015 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(27)
10.36	Loan Agreement dated January 8, 2016 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(28)
10.37

Amendment Agreement to those loan agreements dated as of January 15, 2014, July 28, 2014, and August 31, 2015 between Triton Emission Solutions Inc. and KF Business Ventures, LP dated January 8, 2016.(28)

10.38	Amendment Agreement to those loan agreements dated July 28, 2015 and November 6, 2015 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling dated January 8, 2016.(28)
10.39	Promissory Note dated September 13, 2016, in respect of the principal sum of $110,000 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(29)
10.40	Amendment No. 3 to Sales and Purchase Agreement dated as of December 22, 2016 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc. (30)
14.1	Code of Ethics(2)
21.1	List of Subsidiaries
31.1	Certification of Chairman of the board of directors of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)

Filed as an exhibit to our Registration statement on Form SB-2 filed on August 2, 2001.

(2)

Filed as an exhibit to our Quarterly Report on Form 10-KSB filed on April 15, 2003.

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

TRITON EMISSION SOLUTIONS INC.

Date:	April 2, 2018	By:	/s/ Robert Kopple
ROBERT KOPPLE
Chairman of the Board of Directors

Date:	April 2, 2018	By:	/s/ John da Costa
JOHN DA COSTA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Triton Emission Solutions Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ John da Costa	Chief Financial Officer,	April 2, 2018
John da Costa	(Principal Financial and Accounting Officer, ) Corporate Secretary, Treasurer and Member of the Board of Directors
/s/ Robert C. Kopple	Chairman	April 2, 2018
Robert C. Kopple	and Member of the Board of Directors