Form 10-Q
period 2018-03-31
Triton Emission Solutions Inc.
filed 2018-05-15
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 15, 2018, the Registrant had 88,195,005 shares of common stock outstanding.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited interim consolidated financial statements have not been reviewed by the Company’s independent auditor. They have been prepared by management in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

Unless the context otherwise requires, all references in this report to “Triton,” “the Company,” “we,” “us,” or “our” are to Triton Emission Solutions Inc., collectively with its subsidiaries Ecolutions, Inc., and Triton Emission Solutions International AB (which we dissolved on April 27, 2018).

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(Unaudited, Management Prepared)

	March 31, 2018	December 31, 2017

ASSETS

Current assets
Cash	$3,731	$3,849
Prepaids	6,236	3,040
Total assets	$9,967	$6,889

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$456,943	$218,471
Accrued liabilities	37,081	39,076
Wages payable	89,952	91,795
Unearned revenue	2,075,000	2,075,000
Notes and advances payable	1,482,497	1,455,073
Due to related parties	202,311	436,584
Derivative liabilities - warrants	216,235	157,463
Derivative liability - conversion feature	2,157,362	1,968,174
Loans payable	9,029,402	8,718,451
Total liabilities	15,746,783	15,160,087

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 88,195,005 issued and outstanding at March 31, 2018 and December 31, 2017	88,195	88,195
Obligation to issue shares	46,410	46,410
Additional paid in capital	63,321,648	63,309,928
Accumulated deficit	(79,193,438)	(78,596,334)
Accumulated other comprehensive income (loss)	369	(1,397)
Total stockholders' deficit	(15,736,816)	(15,153,198)
Total liabilities and stockholders' deficit	$9,967	$6,889

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	Three Months Ended March 31,
	2018	2017

Consulting revenue	$-	$8,753

General and administrative expenses	(798)	241,276
Research and development	-	30,085
Income (loss) before other items	798	(262,608)

Other items
Accretion expense	-	(1,046,271)
Change in fair value of derivative liabilities	(247,960)	3,181
Financing costs	-	(362,720)
Interest	(338,222)	(243,343)
Stock-based compensation	(11,720)	99,710

Net loss	(597,104)	(1,812,051)

Foreign exchange translation	1,766	(328)
Comprehensive loss	$(595,338)	$(1,812,379)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	88,195,005	88,195,005

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

						Accumulated
	Common Shares			Additional		Other
	Number of		Obligation to	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Issue Shares	Capital	Deficit	Income / (Loss)	Total

Balance at December 31, 2016	88,195,005	$88,195	$46,410	$63,345,881	$(75,052,646)	$6,308	$(11,565,852)

Stock-based compensation	-	-	-	(99,710)	-	-	(99,710)
Net loss for the period ended March 31, 2017	-	-	-	-	(1,812,051)	-	(1,812,051)
Translation to reporting currency	-	-	-	-	-	(328)	(328)

Balance at March 31, 2017	88,195,005	88,195	46,410	63,246,171	(76,864,697)	5,980	(13,477,941)

Stock-based compensation	-	-	-	63,757	-	-	63,757
Net loss for the period ended December 31, 2017	-	-	-	-	(1,731,637)	-	(1,731,637)
Translation to reporting currency	-	-	-	-	-	(7,377)	(7,377)

Balance at December 31, 2017	88,195,005	88,195	46,410	63,309,928	(78,596,334)	(1,397)	(15,153,198)

Stock-based compensation	-	-	-	11,720	-	-	11,720
Net loss for the period ended March 31, 2018	-	-	-	-	(597,104)	-	(597,104)
Translation to reporting currency	-	-	-	-	-	1,766	1,766

Balance at March 31, 2018	88,195,005	$88,195	$46,410	$63,321,648	$(79,193,438)	$369	$(15,736,816)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	Three Months Ended March 31,
	2018	2017

Cash flows used in operating activities

Net loss	$(597,104)	$(1,812,051)

Non-cash items
Accretion expense	-	1,046,271
Accrued interest	338,222	243,343
Financing costs	-	362,720
Foreign exchange loss	(4,891)	1,323
Change in fair value of derivative liabilities	247,960	(3,181)
Stock-based compensation	11,720	(99,710)

Changes in operating assets and liabilities
Accounts receivable	-	12,400
Prepaids	(3,196)	3,669
Accounts payable	3,632	(958)
Accrued liabilities	(1,995)	12,342
Wages payable	-	49,600
Due to related parties	839	135,580
Net cash used in operating activities	(4,813)	(48,652)

Cash flows from financing activities
Notes and advances payable	4,756	58,614
Net cash provided by financing activities	4,756	58,614

Effects of foreign currency exchange	(61)	30

Net increase (decrease) in cash	(118)	9,992
Cash, beginning	3,849	3,794
Cash, ending	$3,731	$13,786

Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited, Prepared by Management)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Triton Emission Solutions Inc. (the “Company”) was incorporated in the state of Delaware on March 2, 2000, and is listed on the OTCPink under the symbol “DSOX”. On August 25, 2014, the Company changed its name from Poly Shield Technologies Inc. to Triton Emission Solutions Inc. On November 13, 2014, the Company established a wholly owned subsidiary in Sweden, Triton Emission Solutions International AB (the “Subsidiary”), which was dissolved on April 27, 2018.

The Company’s main focus is the development and marketing of its proprietary DSOX Fuel Purification (the “DSOX”) and Njord Exhaust Gas Scrubber (the “Njord”) Systems, designed to remove sulfur from marine fuel and exhaust gases. The technology is currently aimed at the maritime industry which includes vessels for cruise-line, freight shipping and tanker companies.

Basis of presentation

The unaudited interim consolidated financial statements included herein have been prepared by, and are the responsibility of, the Company’s management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Due to a weak financial condition, the Company’s independent auditor has not performed a review of these unaudited interim consolidated financial statements. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the unaudited consolidated financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2017. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  For further information, these unaudited interim consolidated financial statements and the related notes should be read in conjunction with the Company’s unaudited consolidated financial statements for the year ended December 31, 2017, included in the Company’s report on Form 10-K.

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

As of March 31, 2018, the Company has not achieved profitable operations and has a working capital deficit of $15,736,816 and accumulated a deficit of $79,193,438. In addition, as of March 31, 2018, the Company owed a total of $9,029,402 to KF Business Ventures, LP (“KFBV”), an entity controlled by the Company’s Chairman, under the terms of three separate loan agreements with KFBV (Note 4). Should KFBV serve the Company with default notice and request a payment of the amounts owed, the Company may not be able to continue as a going concern and may be required to file for bankruptcy. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties and KF Business Ventures loans (Notes 3 and 4), at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Due to a company controlled by the Chief Financial Officer (“CFO”)	$202,311	$201,472
Due to the former Chief Executive Officer (“CEO”)(1)	--	73,125
Due to the former President and Chief Technical Officer (“CTO”) (1)	--	87,923
Due to the former Senior Vice President (“VP”) of Business Development(1)	--	74,064
Due to related parties	$202,311	$436,584

Amounts are unsecured, due on demand and bear no interest.

(1)Messrs. Norling and Aasen resigned from their respective management positions with the Company on February 7, 2017; Mr. Miller resigned from his management positions with the Company on February 13, 2017. As at March 31, 2018, we owed Mr. Norling $87,923, Mr. Aasen $73,125, and Mr. Miller - $74,064 for the past services; these amounts have been included in accounts payable.

The Company incurred the following expenses with related parties:

	March 31, 2018	March 31, 2017
Administrative fees accrued to a company controlled by the CFO	--	45,000
Fair value of options issued to a Director and Chairman (Note 5)	11,720	27,342
Total transactions with related parties	$11,720	$72,342

NOTE 3 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans outstanding as at March 31, 2018 and December 31, 2017:

As at March 31, 2018
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$17,340	$44,340
49,500	7%	33,757	83,257
147,355*	6%	18,846	166,201
15,000	0%	--	15,000
600,000	6%	98,974	698,974
110,000	10%	23,454	133,454
309,979	10%	31,292	341,271
$1,258,834		$223,663	$1,482,497
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

As at December 31, 2017
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$16,477	$43,477
49,500	7%	32,336	81,836
151,455*	6%	16,867	168,322
15,000	0%	--	15,000
600,000	6%	88,735	688,735
110,000	10%	19,385	129,385
305,223	10%	23,095	328,318
$1,258,178		$196,895	$1,455,073
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

Quarry Bay Loans

In 2012 the Company entered into series of Loan Agreements with Quarry Bay Capital LLC (“Quarry Bay”) for a total of CAD$190,000 (the “Quarry Bay Loan”). The Quarry Bay Loan accumulates interest at 6% per annum. As at March 31, 2018, the Company owed $166,201 (December 31, 2017 - $168,322), including accrued interest of $18,846 (2017 - $16,867) under the Quarry Bay Loan.

Norling Bridge Loans

On July 28, 2015, and November 6, 2015, the Company entered into two separate bridge loan agreements (the “Norling Loans”) with its former President and CTO, Rasmus Norling.  Pursuant to the Norling Loans, Mr. Norling agreed to lend to the Company total of $400,000 in exchange for unsecured promissory notes.

The Norling Loans have an interest rate of 6% and were due December 31, 2016. During the three-month period ended March 31, 2018, the Company recorded $6,820 in interest expense associated with the Norling Loans (2017 - $6,407). As at March 31, 2018, the Company owed $465,568 (2017 - $458,748) under the Norling Loans.

As of March 31, 2018, the Norling Loans are in default, however, the Company has not been served with a default notice by Mr. Norling.

KF Business Ventures Bridge Loan and Note Payable

On August 31, 2015, the Company entered into a bridge loan agreement with KFBV, a company controlled by a director of the Company, whereby KFBV agreed to lend to the Company $200,000 in exchange for an unsecured promissory note (the “KFBV Bridge Loan”).

The KFBV Bridge Loan has an interest rate of 6%, and was due December 31, 2016. During the three months ended March 31, 2018, the Company recorded $3,419 in interest expense associated with the KFBV Bridge Loan (2017 - $3,212). As at March 31, 2018, the Company owed $233,406 (2017 - $229,987) under the KFBV Bridge Loan.

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

The KFBV Note has an interest rate of 10% and was due January 15, 2017. Under the terms of the KFBV Note, in the event of default the interest rate increases to 15% per annum until such time that the default is cured. During the three months ended March 31, 2018, the Company recorded $4,069 in interest expense associated with the KFBV Note (2017 - $3,907). As at March 31, 2018, the Company owed $133,454 (2017 - $129,385) under the KFBV Note.

As of March 31, 2018, the KFBV Bridge Loan and KFBV Note are in default, however, the Company has not been served with a default notice by KFBV.

During the three months ended March 31, 2018, KFBV advanced the Company an additional $4,756 (2017 - $305,223) for working capital. The advances are unsecured, due on demand and accumulate interest at a rate of 10% per annum. During the three months ended March 31, 2018, the Company recorded $8,197 in interest expense associated with these advances (2017 - $Nil). As at March 31, 2018, the Company owed $341,271 (2017 - $328,318) on account of working capital advances it borrowed from KFBV.

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

The loans have an interest rate of 7%, and are due on demand. During the three months ended March 31, 2018, the Company recorded $1,421 in interest expense associated with these loans from third party creditors (2017 - $1,321). As at March 31, 2018, the Company owed $83,257 (2017 - $81,836) under these loans.

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

The loans have an interest rate of 8%, and are due on demand. During the three months ended March 31, 2018, the Company recorded $863 in interest expense associated with these loans (2017 - $795). As at March 31, 2018, the Company owed $44,340 (2017 - $43,477) under these loans.

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

In consideration for the First KF Loan Agreement, as amended on March 10, 2014 (the “March Amendment”), the Company issued to the Lender non-transferrable share purchase warrants to purchase a total of 6,904,546 shares exercisable at a price of $1.00 per share (the “First KF Warrants”). Warrants for 2,450,000 shares had an original expiry date of January 15, 2015, and warrants for 4,454,546 shares had an original expiry date of January 15, 2018. At the discretion of the Lender the First KF Warrants for up to 3,452,273 shares of common stock could have been acquired by way of a cashless exercise.

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

During the three months ended March 31, 2018, the Company recorded $114,025 (2017 - $82,167) in interest expense on the First KF Loan at 15% per annum, the default rate of interest. In addition to the accrued interest, during the three months ended March 31, 2017, the Company recognized accretion expense of $73,250. As at January 15, 2017, the First KF Loan was fully accreted and, as such, no accretion expense was recognized during the three months ended March 31, 2018.

At March 31, 2018, the fair value of the derivative liability associated with the warrants issued pursuant to the First KF Loan Agreement was $74,336 (December 31, 2017 - $53,439).

At March 31, 2018 and December 31, 2017, the fair values of Amended Warrants, September Warrants, and First Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At March 31, 2018	At December 31, 2017
Expected Warrant Life	2.8 – 3.42 years	3.04 - 3.67 years
Risk-Free Interest Rate	2.39%	1.98%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	32%-60%	32%-60%

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

In consideration for the Second KF Loan Agreement, the Company issued to the Lender non-transferrable share purchase warrants for a total of 9,600,000 shares of the Company’s common stock, exercisable at a price of $0.50 per share for a period expiring September 1, 2019 (the “Second KF Warrants”). At the discretion of the Lender the Second KF Warrants for up to 4,800,000 shares of common stock can be acquired by way of a cashless exercise.

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

During the three months ended March 31, 2018, the Company recorded $125,736 (2017 - $92,004) in interest expense on the Second KF Loan at 15% per annum, the default rate of interest. In addition to the accrued interest, during the three months ended March 31, 2017, the Company recognized accretion expense of $165,212. As at January 15, 2017, the Second KF Loan was fully accreted and, as such, no accretion expense was recognized during the three months ended March 31, 2018.

At March 31, 2018, the fair value of the derivative liabilities associated with the Second KF Warrants and the Second Extension Warrants was $77,899 (December 31, 2017 - $56,024).

At March 31, 2018 and December 31, 2017, the fair values of the Second KF Warrants and Second Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At March 31, 2018	At December 31, 2017
Expected Warrant Life	2.80 - 3.42 years	3.04 - 3.67 years
Risk-Free Interest Rate	2.39%	1.98%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	15% - 60%	15% - 60%

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

The Third KF Warrants and the Third KF Loan Conversion Feature were determined to be derivatives under ASC 815; therefore, at initial measurement, the proceeds were allocated to the Third KF Warrants and the Third KF Loan Conversion Feature on pro-rata basis first and any residual proceeds to the principal.

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

During the three months ended March 31, 2018, the Company recorded $71,190 (2017 - $51,300) in interest expense on the Third KF Loan at 15% per annum, the default rate of interest. In addition to the accrued interest, during the three months ended March 31, 2017, the Company recognized accretion expense of $807,809. As at January 15, 2017, the Third KF Loan was fully accreted and, as such, no accretion expense was recognized during the three months ended March 31, 2018.

As a consequence of the Third KF Loan being in default, the conversion price decreased to 50% of the volume weighted average price of the Company’s stock over the last five days of trading immediately preceding the date of exercise. The decrease in price may result in the Company having to issue up to 308,194,622 shares of its common stock should KFBV decide to exercise its conversion rights under the Third KF Loan Agreement.

At March 31, 2018, the fair value of the derivative liability associated with the Third KF Warrants and the Third KF Loan Conversion Feature were $64,000 (2017 - $48,000) and $2,157,362 (2017 - $1,968,174), respectively.

At March 31, 2018 and December 31, 2017, the fair value of the Third KF Warrants was revalued using the Binomial Lattice model using the following assumptions:

	At March 31, 2018	At December 31, 2017
Expected Warrant Life	2.80 years	3.04 years
Risk-Free Interest Rate	2.39%	1.98%
Expected Dividend Yield	Nil	Nil
Average Expected Stock Price Volatility	60%	60%

At December 31, 2017 and 2016, the fair value of the Third KF Loan Conversion Feature was revalued using the Binomial Lattice model using the following assumptions:

	At March 31, 2018	At December 31, 2017
Amount Eligible for Conversion	$1,972,446	$1,901,252
Share Price	$0.0128	$0.0097
Expected Life	on demand	on demand
Risk-Free Interest Rate	1.63%	0.96%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	57%	57%

Summary of KF Loans Payable

A summary of the discounted carrying value, deferred financing costs, accumulated accrued interest, penalty and principal of KF loans payable is as follows:

As at March 31, 2018
	Principal Outstanding	Accumulated Accrued Interest	Penalty	Total
First KF Loan Payable	$2,000,000	$1,159,263	$131,978	$3,291,241
Second KF Loan Payable	2,400,000	1,135,542	147,779	3,683,321
Third KF Loan Payable	1,500,000	472,441	82,399	2,054,840
	$5,900,000	$2,767,246	$362,156	$9,029,402

As at December 31, 2017
	Principal Outstanding	Accumulated Accrued Interest	Penalty	Total
First KF Loan Payable	$2,000,000	$1,045,238	$131,978	$3,177,216
Second KF Loan Payable	2,400,000	1,009,806	147,779	3,557,585
Third KF Loan Payable	1,500,000	401,251	82,399	1,983,650
	$5,900,000	$2,456,295	$362,156	$8,718,451

Summary of the Derivative Liability - Conversion Feature

A summary of the derivative liability associated with the Conversion Feature under the Third KF Loan Agreement is as follows:

As at March 31, 2018
	Fair Value at December 31, 2017	Change on Revaluation at Reporting Date	Fair Value at March 31, 2018
Third KF Loan Conversion Feature	$ 1,968,174	$189,188	$ 2,157,362

As at December 31, 2017
	Fair Value at December 31, 2016	Change on Revaluation at Reporting Date	Fair Value at December 31, 2017
Third KF Loan Conversion Feature	$ 1,576,327	$391,847	$ 1,968,174

Summary of the Derivative Liabilities - Warrants

A summary of the derivative liabilities associated with the warrants under the KF Loan Agreements and their amendments is as follows:

As at March 31, 2018
	Fair Value at December 31, 2017	Change on Revaluation at Reporting Date	Fair Value at March 31, 2018
9,254,546 warrants (Amended Warrants and September Warrants)	$46,273	$18,508	$64,781
1,194,332 warrants (First Extension Warrants)	7,166	2,389	9,555
9,600,000 warrants (Second KF Warrants)	48,000	19,200	67,200
1,337,320 warrants (Second Extension Warrants)	8,024	2,675	10,699
8,000,000 warrants (Third KF Warrants)	48,000	16,000	64,000
Total	$157,463	$58,772	$216,235

As at December 31, 2017
	Fair Value at December 31, 2016	Change on Revaluation at Reporting Date	Fair Value at December 31, 2017
9,254,546 warrants (Amended Warrants and September Warrants)	$58,303	$(12,030)	$46,273
1,194,332 warrants (First Extension Warrants)	9,077	(1,911)	7,166
9,600,000 warrants (Second KF Warrants)	57,600	(9,600)	48,000
1,337,320 warrants (Second Extension Warrants)	10,164	(2,140)	8,024
8,000,000 warrants (Third KF Warrants)	59,200	(11,200)	48,000
Total	$194,344	$(36,881)	$157,463

KF Business Ventures, Deferred Financing Costs

During the year ended December 31, 2015, the Company recorded $50,538 in legal fees associated with securing the KFBV Loans. These fees were amortized over the remaining life of the loans. As of March 31, 2018, the legal fees were fully amortized and the Company did not have any financing costs associated with the KFBV Loans. During the three months ended March 31, 2017 the Company recorded $564 in financing costs associated with the amortization of the legal fees associated with KFBV Loans.

NOTE 5 - SHARE CAPITAL

During the three months ended March 31, 2018, the Company did not have any transactions that resulted in issuance of its common stock.

Warrants

A continuity schedule of warrants is as follows:

	March 31, 2018	December 31, 2017
Warrants, beginning	29,886,198	39,886,198
Warrants, expired	--	(10,000,000)
Warrants, outstanding	29,886,198	29,886,198

Details of warrants outstanding as at March 31, 2018 are as follows:

Exercise price	Expiry date	Number of warrants outstanding
$0.50	August 1, 2018	500,000
$0.10	January 15, 2021	26,854,546
$0.10	September 1, 2021	2,531,652
		29,886,198

At March 31, 2018, the weighted-average exercise price and remaining contractual life of the outstanding share purchase warrants were $0.11 and 2.81 years, respectively.

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

A summary of options is as follows:

	March 31, 2018	December 31, 2017
Options, beginning	2,500,000	6,300,000
Options, forfeited	--	(3,800,000)
Options, outstanding	2,500,000	2,500,000
Options, exercisable	2,000,000	2,000,000

Details of options outstanding as at March 31, 2018 are as follows:

Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.10	September 8, 2014	2,500,000	2,000,000
		2,500,000	2,000,000

At March 31, 2018, the weighted-average exercise price and remaining contractual life of the outstanding options to purchase the shares of the Company’s common stock were $0.10 and 3.19 years, respectively.

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

The grant date fair value of these options was $953,885. During the three-month period ended March 31, 2018, the Company recognized $11,720 as stock-based compensation (2017 - $27,342).

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

The forward-looking statements in this Quarterly Report on Form 10-Q for the interim period ended  March 31, 2018, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K along with unaudited, management prepared consolidated financial statements for the year ended December 31, 2017, filed with the United States Securities and Exchange Commission (the “SEC”) on April 2, 2018.

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

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended
	March 31, 2018	March 31, 2017	Percentage Increase / (Decrease)
Revenue	$-	$8,753	(100.0)%
Operating (expenses)/recovery	798	(271,360)	(100.3)%
Accretion expense	-	(1,046,271)	(100.0)%
Change in fair value of derivative liabilities	(247,960)	3,181	(7,895.0)%
Financing costs	-	(362,720)	(100.0)%
Interest	(338,222)	(243,343)	39.0%
Stock-based compensation	(11,720)	99,710	(111.8)%
Net loss	$(597,104)	$(1,812,051)	(67.0)%

Revenues

We did not generate any revenue during the three-month period ended March 31, 2018, which represented a 100% decline as compared to $8,753 we generated during the three-month period ended March 31, 2017. Our revenue generated during the three months ended March 31, 2017, consisted of consulting fees charged by our wholly owned subsidiary, Triton Emission Solutions International AB, on the use and installation of emission abatement technologies. The consulting agreement between Triton Emission Solutions International AB and its sole customer expired during the quarter ended March 31, 2017; furthermore, we dissolved this subsidiary on April 27, 2018, and as such no revenue from this source is expected.

During the three months ended March 31, 2018, we did not record any revenue from our main operations, being installation and servicing of our DSOX and Njord Systems (collectively, the “Emission Technologies”), as the installations of our DSOX Systems for LMS Ship Management Inc. (“LMS”) and Magical Cruise Company, Limited (“DCL”) projects were not completed. Due to significant shortage of financial resources, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

Our operating expenses for the period ended March 31, 2018, were represented by our general and administrative fees, including professional, regulatory and filing fees, as well as bank charges and office expenses. During the three-month period ended March 31, 2018, we recorded a recovery of operating expenses of $798, which resulted in a 100.3% decrease from an expense of $271,360 for the three months ended March 31, 2017. The expense recovery resulted from realized gain on foreign exchange, which amounted to $4,932.

Due to the significant shortage of financial resources we kept our operating expenses to those essential to support our regulatory obligations, as such our administrative and consulting services were reduced to nil, as compared to $45,849 and $89,196 we incurred on these services during the three months ended March 31, 2017,  we also did not incur any fees associated with salaries and wages, as we did not have any employees during the three months ended March 31, 2018, compared with $74,802 we incurred on salaries and wages during the comparative period in our Fiscal 2017. In addition to significant reduction to our general and administrative services, we also did not incur any research and development costs, as compared to $30,085 we incurred as at March 31, 2017.

Other Items

During the three months ended March 31, 2018, we recorded $247,960 loss on the cumulative change in the fair value of the derivative liabilities associated with the warrants we issued to KFBV pursuant to the KF Loans and the conversion feature available under the Third KF Loan Agreement. The cumulative change in fair value of the derivative liabilities consisted of $58,772 loss we recorded on the fair values of the derivative liabilities associated with the warrants as a result of the increase in the market price of our common stock at March 31, 2018 ($0.0128), as compared to the market price of the stock at December 31, 2017 ($0.00966 per share), this loss was further increased by $189,188 loss we recorded on fair values of the derivative liabilities associated with the conversion feature available under the Third KF Loan Agreement, which increased due to (i) increase in a share price of our common stock, which affects the number of shares we would be required to issue to KFBV should KFBV decide to convert the amount owed under the Third KF Loan, and (ii) continuously increasing liability under the Third KF Loan as we continue to accrue interest payable to KFBV. During the three months ended March 31, 2017, we recorded a gain on the change in the fair value of the derivative liabilities of $3,181.

During the three months ended March 31, 2018, we recorded $310,951 in interest on KF Loans (2017 - $225,471). Further $27,271 in interest expense (2017 - $17,872) was associated with interest accrued on the notes payable we issued to Mr. Norling and KFBV, and on the notes payable we issued to other non-related lenders.

During the three months ended March 31, 2018, we recorded $11,720 in stock-based compensation in respect of options to acquire shares of our common stock granted to our chairman of the board of directors. During the three months ended March 31, 2017, we recorded a recovery of the stock-based compensation totaling $99,710. The recovery resulted from resignation of our former CEO, Mr. Aasen, and, as a consequence, forfeiture of certain stock options granted to Mr. Aasen by the Company. On forfeiture, the Company recorded a reversal of $134,492 of previously recorded stock-based compensation expense relating to options that had not yet vested at the date of resignation. During the three months ended March 31, 2017, our stock-based compensation associated with the options granted to Mr. Aasen was determined to be $117,590.

During the comparative three-month period ended March 31, 2017, we recorded $1,046,271in accretion expense that resulted from the difference between the stated interest rate and the implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First KF Loan, the Second KF Loan and the Third KF Loan (collectively, the “KF Loans”). We did not have similar expense during the three months ended March 31, 2018, as the KF Loans were fully accreted as at January 15, 2017.

On January 15, 2017, we recorded a penalty on the KF Loans in the amount of $362,156, which was calculated as 5% of the total amount owed under the KF Loans as at January 15, 2017. The penalty was recorded as part of financing costs. We did not have similar expenses during the three months ended March 31, 2018.

Liquidity and Capital Resources

Our financial position at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017

Current assets	$9,967	$6,889
Current liabilities	15,746,783	15,160,087
Working capital deficit	$(15,736,816)	$(15,153,198)

As of March 31, 2018, we had a cash balance of $3,731, a working capital deficit of $15,736,816, and cash flows used in operations of $4,813 for the three months then ended. Of our working capital deficit at March 31, 2018, $216,235 was attributed to the fair value of the derivative liabilities associated with the warrants we issued to KFBV as partial consideration for the KF Loans, and $2,157,362 was attributed to the conversion feature included in the Third KF Loan Agreement. During the three-month period ended March 31, 2018, we funded our operations with $4,756 we received from KFBV; these advances accumulate interest at 10% per month compounded monthly.

As of March 31, 2018, we owed a total of $9,029,402 (2017 - $8,718,451) to KFBV under the terms of the First KF Loan, the Second KF Loan and the Third KF Loan, consisting of (i) $5,900,000 (2017 - $5,900,000) in principal amount of all advances made to that date plus (ii) $1,343,113 (2017 - $1,343,113) in accrued interest thereon calculated using the stated interest rate of 10% per annum compounded monthly until January 15, 2017, when all  KF Loans became due and payable, (iii) $1,424,133 (2017 - $1,113,182) in accrued interest at a default rate of interest, which was calculated on $7,243,113 owed and payable on January 15, 2017, and (iv) $362,156 (2017 - $362,156) in financing costs associated with penalty we accrued on an unpaid balance.  A description of the KF Loans is provided under “Net Cash Provided by Financing Activities”.

During the three-month period ended March 31, 2018, we did not generate sufficient cash flows from our operating activities to satisfy our cash requirements.  Our only significant source of financing during the three-month period ended March 31, 2018, came from KFBV advances. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under the KF Loans, which became due and payable on January 15, 2017, and as of the date of the filing of this Form 10-Q are in default.

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

Cash Flows

	Three Months Ended March 31,
	2018	2017
Cash flows used in operating activities	$(4,813)	$(48,652)
Cash flows provided by financing activities	4,756	58,614
Effects of foreign currency exchange	(61)	30
Net increase (decrease) in cash during the period	$(118)	$9,992

Net Cash Used in Operating Activities

Net cash used in operating activities during the three-month period ended March 31, 2018, was $4,813. This cash was primarily used to cover our cash operating expenses of $4,093, to increase our prepaid expenses by $3,196, and to reduce our accrued liabilities by $1,995. These uses of cash were offset by increases in the accounts payable of $3,632, and the amounts due to related parties of $839.

Net cash used in operating activities during the three-month period ended March 31, 2017, was $48,652. This cash was primarily used to cover our cash operating expenses of $261,285 and to decrease our accounts payable by $958. These uses of cash were offset by decreases in our prepaid expenses of $3,669, accounts receivable of $12,400, and by increases in our accrued liabilities of $12,342, wages payable of $49,600 and amounts due to related parties of $135,580.

Non-cash transactions

During the three months ended March 31, 2018 and 2017, our net loss was further increased by the following expenses that did not have any impact on cash used in operations:

•

$338,222 (2017 - $243,343) in interest we accrued on our notes and advances payable, of which $310,951 was associated with interest we calculated on the balances payable on the KF Loans which became due and payable on January 15, 2017;

•

$247,960 loss (2017 - $3,181 gain) we recorded on revaluation of the derivative liabilities associated with the warrants we issued to KFBV as consideration for the KF Loans and conversion feature included in the Third KF Loan Agreement, as, pursuant to the guidance provided by ASC 815, we must revalue derivative liability at each reporting period based on the value of the underlying variable on the reporting date. Since the price of our common stock at March 31, 2018, was higher as compared to the price at December 31, 2017, this resulted in a loss on revaluation; whereas lower price or our common stock at March 31, 2017, in comparison to the price of the stock on December 31, 2016, resulted in gain on revaluation.

•

$11,720 (2017 - $99,710 recovery) in stock-based compensation associated with an option to acquire shares of our common stock granted to our chairman of the board of directors under the 2014 Plan. During comparative period in our Fiscal 2017 our stock-based compensation recovery comprised of $34,782 in stock-based compensation in respect of options to acquire shares of our common stock granted to our chairman of the board of directors and our former CEO under the 2014 Plan, and a recovery of $134,492, which was associated with the value of forfeited options to acquire our common stock we granted to our former CEO.

The following non-cash expenses were incurred during the three months ended March 31, 2017 only:

•

$1,046,271 in accretion expense which resulted from the difference between the stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the KF Loans; and

•

$362,720 in financing costs, which consisted of $362,156 associated with the penalty we recorded on the balances payable on the KF Loans at January 15, 2017, when the KF Loans became due and payable, and $564 in deferred legal fees we incurred to secure the KF Loans.

Net Cash Provided by Financing Activities

During the three-month period ended March 31, 2018, KFBV advanced to us $4,756 for working capital. These advances accumulate interest at 10% per year and are payable on demand.

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

As of the date of the filing of this Quarterly Report on Form 10-Q the First KF Loan is in default, however, we have not been served with a default notice by KFBV as the Company and KFBV are discussing a possibility to re-negotiate the terms of the First KF Loan. We can give no assurance that these negotiations will be successful. Should KFBV serve us with default notice and request a payment of the amounts owed under the First KF Loan, we will not be able to continue our operations as a going concern and may be required to file for bankruptcy.

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

As of the date of the filing of this Quarterly Report on Form 10-Q the Second KF Loan is in default, however, we have not been served with a default notice by KFBV as the Company and KFBV are discussing a possibility to re-negotiate the terms of the Second KF Loan. We can give no assurance that these negotiations will be successful. Should KFBV serve us with default notice and request a payment of the amounts owed under the Second KF Loan, we will not be able to continue our operations as a going concern and may be required to file for bankruptcy.

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

As of the date of the filing of this Quarterly Report on Form 10-Q the Third KF Loan is in default, however, we have not been served with a default notice by KFBV as the Company and KFBV are discussing a possibility to re-negotiate the terms of the Third KF Loan. We can give no assurance that these negotiations will be successful. Should KFBV serve us with default notice and request a payment of the amounts owed under the Third KF Loan, we will not be able to continue our operations as a going concern and may be required to file for bankruptcy.

The Third KF Loan Conversion Feature, if exercised by KFBV, will require us to issue up to 308,194,622 shares of our common stock, which exceeds the amount of authorized capital the Company can issue. In the event of an exercise, we may decide to seek shareholder approval to increase our authorized capital to accommodate the exercise. The exercise of The Third KF Loan Conversion Feature will result in substantial dilution to our existing shareholders.

As of March 31, 2018, we owed a total of $9,029,402 under KF Loans, consisting of (i) $5,900,000 in principal amount of all advances made to that date, (ii) $1,343,113 in accrued interest thereon calculated using the stated interest rate of 10% per annum, (iii) $1,424,133 in accrued interest at a default rate of interest, and (iv) $362,156 in financing costs associated with late payment fee we accrued on an unpaid balance.

Going Concern

The notes to our financial statements at March 31, 2018, disclose our uncertain ability to continue as a going concern. As of the date of this Quarterly report on Form 10-Q we have accumulated a deficit of $79,193,438 and additional financing will be required to fund and support our operations.

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

None

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

Fair Value of Financial Instruments

Our financial instruments include cash, accounts receivable, loan receivable, accounts payable, notes and advances payable, amounts due to related parties, loans payable and derivative liabilities. The fair values of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash.

At March 31, 2018, we had $710 in cash on deposit with a large chartered Canadian bank, and $3,021 on deposit with Swedish bank. Of these deposits approximately $3,086 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Financial Officer and Chairman of our board of directors, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2018. Based on the evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms due to limited segregation of duties.

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

During the quarter ended March 31, 2018, other than noted above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our success largely depended on the day-to-day contributions of Mr. Rasmus Norling, our former Chief Technical Officer and an original inventor of our Emission Technologies, as well as Mr. Anders Aasen, our former Chief Executive Officer, who has an extensive business experience with emission abatement technologies specific to marine industry. In February of 2017, Mr. Norling and Mr. Aasen tendered to us their resignations from all positions they held with the Company. These resignations left the Company with no technical expertise and impaired our ability to complete current projects, as well as our ability to identify and secure new customer contracts, and to otherwise manage our business. As of the date of filing of this Form 10-Q we have yet to find successors willing to fill positions previously held by Mr. Norling and Mr. Aasen, and as such we may have to curtail and even cease our operations.

As of March 31, 2018, we owed $9,029,402 under the terms of the KF Loans. In addition to these amounts, we have other significant short term liabilities. There is no assurance that we will be able to service our debt obligations when due.

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

As of March 31, 2018, we owed a total of $9,029,402 to KFBV under the terms of the KF Loans, consisting of the full principal amount of all advances made to that date ($5,900,000) plus interest and late payment fees accrued thereon. Outstanding principal plus interest under the KF Loans was due on January 15, 2017. As of the date of this Quarterly Report on Form 10-Q, the loans are in default, however, we have not been served with a default notice by KFBV.

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

The Third KF Loan Conversion Feature, available under the Third KF Loan and if exercised by KFBV, will require us to issue up to 308,194,622 shares of our common stock, which supersedes the amount of authorized capital the Company can issue. In the event of an exercise, we may decide to seek shareholder approval to increase our authorized capital to accommodate the exercise. The exercise of The Third KF Loan Conversion Feature will result in substantial dilution to our existing shareholders.

We have a lack of operating history in the emission abatement industry and there is no assurance that our business efforts in this industry will be successful.

Resignations of Mr. Norling, our former President and CTO, and Mr. Aasen, our former CEO, have left our current Board of Directors and Executive Officers with no relevant expertise in the emission abatement industry. Many of our competitors have top management with relevant experience and have greater financial resources than we do at this time. We intend to seek experienced management and engineers, as well as sales and consulting teams to continue development of our business and our products. However, since we have no history of earning revenue in this business line and our lack of financing, there is no assurance that our business efforts will prove successful.

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

Such conditions may make it very difficult to forecast operating results, make business decisions, and identify and address material business risks and our operating results; financial condition and business could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.3	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.4	Certificate of Amendment to Certificate of Incorporation - Name Change to Poly Shield Technologies Inc.(3)
3.5	Certificate of Amendment to Certificate of Incorporation - Name Change to Triton Emission Solutions Inc.(4)
3.6	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(5)
10.2	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(3)
10.3	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(3)
10.4	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(3)
10.5	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012. (6)
10.6	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(7)
10.7	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(7)
10.8	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(8)
10.9	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(8)
10.10	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(8)
10.11	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS. (8)
10.12	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(9)
10.13	Term Sheet Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc. (10)
10.14	Addendum to December 1, 2012 Employment Agreement, dated effective as of December 30, 2013. (11)
10.15	Letter Agreement dated January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (12)
10.16	Loan Agreement dated as of January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (13)
10.17	Addendum No. 2 to December 1, 2012 Employment Agreement, dated effective as of February 28, 2014. (14)
10.18	Technology Transfer Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (15)

Exhibit Number	Description of Exhibit
10.19	Management Consulting Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (15)
10.20	Amendment No. 1 to Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated effective as of March 10, 2014. (15)
10.21	Purchase and Services Agreement between Magical Cruise Company, Limited and Poly Shield Technologies Inc. dated effective as of April 15, 2014.(16)
10.22	Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated July 28, 2014. (17)
10.25	2014 Stock Option Plan.(19)
10.26	Non-Qualified Stock Option Agreement for Robert C. Kopple dated September 8, 2014.(19)
10.27	Amendment No. 1 to Sales and Purchase Agreement dated as of January 12, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.(20)
10.28	Employment Agreement dated March 6, 2015, and effective as of March 23, 2015, between Anders Aasen and Triton Emission Solutions Inc.(21)
10.29	Loan Agreement dated July 28, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(22)
10.30	Loan Agreement dated August 31, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and KF Business Ventures LP.(23)
10.31	Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 4, 2015.(24)
10.32	Amendment No. 2 to Sales and Purchase Agreement dated as of November 5, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc. (25)
10.33	Loan Agreement dated November 6, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(26)
10.34	Amendment to Sales and Purchase Agreement dated as of December 1, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc. (25)
10.35	Letter Agreement dated December 17, 2015 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(27)
10.36	Loan Agreement dated January 8, 2016 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(28)
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

TRITON EMISSION SOLUTIONS INC.

Date:	May 15, 2018	By:	/s/ Robert Kopple
ROBERT KOPPLE
Chairman

Date:	May 15, 2018	By:	/s/ John da Costa
JOHN DA COSTA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)