Form 10-Q
period 2018-09-30
Triton Emission Solutions Inc.
filed 2018-11-14
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 14, 2018, the Registrant had 88,195,005 shares of common stock outstanding.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited interim consolidated financial statements have not been reviewed by the Company’s independent auditor. They have been prepared by management in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

Unless the context otherwise requires, all references in this report to “Triton,” “the Company,” “we,” “us,” or “our” are to Triton Emission Solutions Inc., collectively with its subsidiaries Ecolutions, Inc., and Triton Emission Solutions International AB (which was dissolved on April 27, 2018).

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	September 30, 2018	December 31, 2017

ASSETS

Current assets
Cash	$220	$3,849
Prepaids	15,568	3,040
Total assets	$15,788	$6,889

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$465,613	$218,471
Accrued liabilities	38,057	39,076
Wages payable	70,750	91,795
Unearned revenue	2,075,000	2,075,000
Notes and advances payable	1,562,188	1,455,073
Due to related parties	203,392	436,584
Derivative liabilities - warrants	88,159	157,463
Derivative liability - conversion feature	2,318,741	1,968,174
Loans payable	9,704,085	8,718,451
Total liabilities	16,525,985	15,160,087

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 88,195,005 issued and outstanding at September 30, 2018 and December 31, 2017	88,195	88,195
Obligation to issue shares	46,410	46,410
Additional paid-in capital	63,343,169	63,309,928
Accumulated deficit	(79,991,891)	(78,596,334)
Accumulated other comprehensive income (loss)	3,920	(1,397)
Total stockholders' deficit	(16,510,197)	(15,153,198)
Total liabilities and stockholders' deficit	$15,788	$6,889

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Consulting revenue	$-	$-	$-	$8,753

General and administrative expenses	15,714	28,567	23,331	353,498
Research and development	-	3,680	-	247,554
Loss before other items	(15,714)	(32,247)	(23,331)	(592,299)

Other items
Accretion expense	-	-	-	(1,046,271)
Change in fair value of derivative liabilities	17,156	(18,036)	(281,263)	(83,942)
Financing costs	-	-	-	(362,720)
Gain on divestiture of subsidiary	-	-	11,871	-
Interest	(373,649)	(315,793)	(1,070,150)	(860,405)
Stock-based compensation	(9,115)	(24,130)	(32,684)	47,933

Net loss	(381,322)	(390,206)	(1,395,557)	(2,897,704)

Foreign exchange translation	-	(2,998)	5,317	(8,219)
Comprehensive loss	$(381,322)	$(393,204)	$(1,390,240)	$(2,905,923)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	88,195,005	88,195,005	88,195,005	88,195,005

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

						Accumulated
	Common Shares			Additional		Other
	Number of		Obligation to	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Issue Shares	Capital	Deficit	Income / (Loss)	Total

Balance at December 31, 2016	88,195,005	$88,195	$46,410	$63,345,881	$(75,052,646)	$6,308	$(11,565,852)

Stock-based compensation	-	-	-	(47,933)	-	-	(47,933)
Net loss for the period ended September 30, 2017	-	-	-	-	(2,897,704)	-	(2,897,704)
Translation to reporting currency	-	-	-	-	-	(8,219)	(8,219)

Balance at September 30, 2017	88,195,005	88,195	46,410	63,297,948	(77,950,350)	(1,911)	(14,519,708)

Stock-based compensation	-	-	-	11,980	-	-	11,980
Net loss for the period ended December 31, 2017	-	-	-	-	(645,984)	-	(645,984)
Translation to reporting currency	-	-	-	-	-	514	514

Balance at December 31, 2017	88,195,005	88,195	46,410	63,309,928	(78,596,334)	(1,397)	(15,153,198)

Stock-based compensation	-	-	-	32,684	-	-	32,684
Divestiture of subsidiary	-	-	-	557	-	-	557
Net loss for the period ended September 30, 2018	-	-	-	-	(1,395,557)	-	(1,395,557)
Translation to reporting currency	-	-	-	-	-	5,317	5,317

Balance at September 30, 2018	88,195,005	$88,195	$46,410	$63,343,169	$(79,991,891)	$3,920	$(16,510,197)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	Nine Months Ended September 30,
	2018	2017

Cash flows used in operating activities

Net loss	$(1,395,557)	$(2,897,704)

Non-cash items
Accretion expense	-	1,046,271
Accrued interest	1,070,150	860,405
Financing costs	-	362,720
Foreign exchange loss	(5,624)	12,339
Change in fair value of derivative liabilities	281,263	83,942
Stock-based compensation	32,684	(47,933)

Changes in operating assets and liabilities
Accounts receivable	-	12,428
Prepaids	(12,528)	1,462
Accounts payable	12,348	46,482
Accrued liabilities	(1,019)	(4,500)
Wages payable	(15,641)	36,940
Due to related parties	1,969	191,071
Net cash used in operating activities	(31,955)	(296,077)

Cash flows from financing activities
Notes and advances payable	27,839	299,816
Net cash provided by financing activities	27,839	299,816

Cash flows from investing activities
Divestiture of subsidiary	557	-
Net cash provided by investing activities	557	-

Effects of foreign currency exchange	(70)	388

Net increase (decrease) in cash	(3,629)	4,127
Cash, beginning	3,849	3,794
Cash, ending	$220	$7,921

Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited, Prepared by Management)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Triton Emission Solutions Inc. (the “Company”) was incorporated in the state of Delaware on March 2, 2000. On August 25, 2014, the Company changed its name from Poly Shield Technologies Inc. to Triton Emission Solutions Inc. On November 13, 2014, the Company established a wholly owned subsidiary in Sweden, Triton Emission Solutions International AB (the “Subsidiary”), which was dissolved on April 27, 2018. The Company’s shares are listed on the OTCPink under the symbol “DSOX”

The Company’s main focus is the development and marketing of its proprietary DSOX Fuel Purification (the “DSOX”) and Njord Exhaust Gas Scrubber (the “Njord”) Systems, designed to remove sulfur from marine fuel and exhaust gases. The technology is currently aimed at the maritime industry which includes vessels for cruise-line, freight shipping and tanker companies.

Basis of presentation

The unaudited interim consolidated financial statements included herein have been prepared by, and are the responsibility of, the Company’s management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Due to a weak financial condition, the Company’s independent auditor has not performed a review of these unaudited interim consolidated financial statements. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the unaudited consolidated financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2017. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, these unaudited interim consolidated financial statements and the related notes should be read in conjunction with the Company’s unaudited consolidated financial statements for the year ended December 31, 2017, included in the Company’s report on Form 10-K.

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

As of September 30, 2018, the Company has not achieved profitable operations and has a working capital deficit of $16,510,197 and accumulated a deficit of $79,991,891. In addition, as of September 30, 2018, the Company owed a total of $9,704,085 to KF Business Ventures, LP (“KFBV”), an entity controlled by the Company’s Chairman, under the terms of three separate loan agreements with KFBV (Note 4). Should KFBV serve the Company with default notice and request a payment of the amounts owed, the Company may not be able to continue as a going concern and may be required to file for bankruptcy. The likelihood and outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties and KF Business Ventures loans (Notes 3 and 4), at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Due to a company controlled by the Chief Financial Officer (“CFO”)	$203,392	$201,472
Due to the former Chief Executive Officer (“CEO”)(1)	--	73,125
Due to the former President and Chief Technical Officer (“CTO”) (1)	--	87,923
Due to the former Senior Vice President (“VP”) of Business Development(1)	--	74,064
Due to related parties	$203,392	$436,584

Amounts are unsecured, due on demand and bear no interest.

(1) Mr. Norling, the Company’s former President and CTO, and Mr. Aasen, the Company’s former CEO, resigned from their respective management positions with the Company on February 7, 2017; Mr. Miller, the Company’s former Senior VP of Business Development, resigned from his management positions with the Company on February 13, 2017. As at September 30, 2018, we owed Mr. Norling $87,923, Mr. Aasen - $73,125, and Mr. Miller - $74,064 for the past services; these amounts have been included in accounts payable.

The Company incurred the following expenses with related parties:

	September 30, 2018	September 30, 2017
Administrative fees accrued to a company controlled by the CFO	--	105,000
Fair value of options issued to a Director and Chairman (Note 5)	32,684	79,118
Total transactions with related parties	$32,684	$184,118

NOTE 3 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans outstanding as at September 30, 2018 and December 31, 2017:

As at September 30, 2018
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$19,148	$46,148
49,500	7%	36,723	86,223
146,775*	6%	23,815	170,590
15,000	0%	--	15,000
600,000	6%	120,266	720,266
110,000	15%	31,726	141,726
333,062	10%	49,173	382,235
$1,281,337		$280,851	$1,562,188
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

As at December 31, 2017
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$16,477	$43,477
49,500	7%	32,336	81,836
151,455*	6%	16,867	168,322
15,000	0%	--	15,000
600,000	6%	88,735	688,735
110,000	15%	19,385	129,385
305,223	10%	23,095	328,318
$1,258,178		$196,895	$1,455,073
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

Quarry Bay Loans

In 2012 the Company entered into series of Loan Agreements with Quarry Bay Capital LLC (“Quarry Bay”) for a total of CAD$190,000 (the “Quarry Bay Loan”). The Quarry Bay Loan accumulates interest at 6% per annum. As at September 30, 2018, the Company owed $170,590 (December 31, 2017 - $168,322), including accrued interest of $23,815 (2017 - $16,867) under the Quarry Bay Loan.

Norling Bridge Loans

On July 28, 2015, and November 6, 2015, the Company entered into two separate bridge loan agreements (the “Norling Loans”) with its former President and CTO, Rasmus Norling.  Pursuant to the Norling Loans, Mr. Norling agreed to lend to the Company total of $400,000 in exchange for unsecured promissory notes.

The Norling Loans have an interest rate of 6% and were due December 31, 2016. During the nine-month period ended September 30, 2018, the Company recorded $21,002 in interest expense associated with the Norling Loans (2017 - $19,782). As at September 30, 2018, the Company owed $479,750 (2017 - $458,748) under the Norling Loans.

As of September 30, 2018, the Norling Loans are in default, however, the Company has not been served with a default notice by Mr. Norling.

KF Business Ventures Bridge Loan and Note Payable

On August 31, 2015, the Company entered into a bridge loan agreement with KFBV, whereby KFBV agreed to lend to the Company $200,000 in exchange for an unsecured promissory note (the “KFBV Bridge Loan”).

The KFBV Bridge Loan has an interest rate of 6%, and was due December 31, 2016. During the nine months ended September 30, 2018, the Company recorded $10,529 in interest expense associated with the KFBV Bridge Loan (2017 - $9,918). As at September 30, 2018, the Company owed $240,516 (2017 - $229,987) under the KFBV Bridge Loan.

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

The KFBV Note has an interest rate of 10% and was due January 15, 2017. Under the terms of the KFBV Note, in the event of default the interest rate increases to 15% per annum until such time that the default is cured. During the nine months ended September 30, 2018, the Company recorded $12,341 in interest expense associated with the KFBV Note (2017 - $15,226). As at September 30, 2018, the Company owed $141,726 (2017 - $129,385) under the KFBV Note.

As of September 30, 2018, the KFBV Bridge Loan and KFBV Note are in default, however, the Company has not been served with a default notice by KFBV.

During the nine months ended September 30, 2018, KFBV advanced the Company an additional $27,839 (2017 - $305,223) for working capital. The advances are unsecured, due on demand and accumulate interest at a rate of 10% per annum. During the nine months ended September 30, 2018, the Company recorded $26,078 in interest expense associated with these advances (2017 - $Nil). As at September 30, 2018, the Company owed $382,235 (2017 - $328,318) on account of working capital advances it borrowed from KFBV.

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

The loans have an interest rate of 7%, and are due on demand. During the nine months ended September 30, 2018, the Company recorded $4,387 in interest expense associated with these loans from third party creditors (2017 - $4,090). As at September 30, 2018, the Company owed $86,223 (2017 - $81,836) under these loans.

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

The loans have an interest rate of 8%, and are due on demand. During the nine months ended September 30, 2018, the Company recorded $2,671 in interest expense associated with these loans (2017 - $2,467). As at September 30, 2018, the Company owed $46,148 (2017 - $43,477) under these loans.

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

During the nine months ended September 30, 2018, the Company recorded $359,189 (2017 - $293,378) in interest expense on the First KF Loan at 15% per annum, the default rate of interest. In addition to the accrued interest, during the nine months ended September 30, 2017, the Company recognized accretion expense of $73,250. As at January 15, 2017, the First KF Loan was fully accreted and, as such, no accretion expense was recognized during the nine months ended September 30, 2018.

At September 30, 2018, the fair value of the derivative liability associated with the warrants issued pursuant to the First KF Loan Agreement was $31,347 (December 31, 2017 - $53,439).

At September 30, 2018 and December 31, 2017, the fair values of Amended Warrants, September Warrants, and First Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At September 30, 2018	At December 31, 2017
Expected Warrant Life	2.30 - 2.92 years	3.04 - 3.67 years
Risk-Free Interest Rate	2.81% - 2.88%	1.98%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	32% - 60%	32% - 60%

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

During the nine months ended September 30, 2018, the Company recorded $402,191 (2017 - $328,501) in interest expense on the Second KF Loan at 15% per annum, the default rate of interest. In addition to the accrued interest, during the nine months ended September 30, 2017, the Company recognized accretion expense of $165,212. As at January 15, 2017, the Second KF Loan was fully accreted and, as such, no accretion expense was recognized during the nine months ended September 30, 2018.

At September 30, 2018, the fair value of the derivative liabilities associated with the Second KF Warrants and the Second Extension Warrants was $32,812 (December 31, 2017 - $56,024).

At September 30, 2018 and December 31, 2017, the fair values of the Second KF Warrants and Second Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At September 30, 2018	At December 31, 2017
Expected Warrant Life	2.30 - 2.92 years	3.04 - 3.67 years
Risk-Free Interest Rate	2.81% - 2.88%	1.98%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	15% - 60%	15% - 60%

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

During the nine months ended September 30, 2018, the Company recorded $224,255 (2017 - $183,166) in interest expense on the Third KF Loan at 15% per annum, the default rate of interest. In addition to the accrued interest, during the nine months ended September 30, 2017, the Company recognized accretion expense of $807,809. As at January 15, 2017, the Third KF Loan was fully accreted and, as such, no accretion expense was recognized during the nine months ended September 30, 2018.

As a consequence of the Third KF Loan being in default, the conversion price decreased to 50% of the volume weighted average price of the Company’s stock over the last five days of trading immediately preceding the date of exercise. The decrease in price may result in the Company having to issue up to 772,912,876 shares of its common stock should KFBV decide to exercise its conversion rights under the Third KF Loan Agreement.

At September 30, 2018, the fair value of the derivative liability associated with the Third KF Warrants and the Third KF Loan Conversion Feature were $24,000 (2017 - $48,000) and $2,318,741 (2017 - $1,968,174), respectively.

At September 30, 2018 and December 31, 2017, the fair value of the Third KF Warrants was revalued using the Binomial Lattice model using the following assumptions:

	At September 30, 2018	At December 31, 2017
Expected Warrant Life	2.30 years	3.04 years
Risk-Free Interest Rate	2.81%	1.98%
Expected Dividend Yield	Nil	Nil
Average Expected Stock Price Volatility	60%	60%

At September 30, 2018 and December 31, 2017, the fair value of the Third KF Loan Conversion Feature was revalued using the Binomial Lattice model using the following assumptions:

	At September 30, 2018	At December 31, 2017
Amount Eligible for Conversion	$2,125,506	$1,901,252
Share Price	$0.0055	$0.0097
Expected Life	on demand	on demand
Risk-Free Interest Rate	2.12%	0.96%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	57%	57%

Summary of KF Loans Payable

A summary of the discounted carrying value, deferred financing costs, accumulated accrued interest, penalty and principal of KF loans payable is as follows:

As at September 30, 2018
Principal Outstanding		Accumulated Accrued Interest	Penalty	Total
First KF Loan Payable	$2,000,000	$1,404,426	$131,978	$3,536,404
Second KF Loan Payable	2,400,000	1,411,997	147,779	3,959,776
Third KF Loan Payable	1,500,000	625,506	82,399	2,207,905
	$5,900,000	$3,441,929	$362,156	$9,704,085

As at December 31, 2017
	Principal Outstanding	Accumulated Accrued Interest	Penalty	Total
First KF Loan Payable	$2,000,000	$1,045,238	$131,978	$3,177,216
Second KF Loan Payable	2,400,000	1,009,806	147,779	3,557,585
Third KF Loan Payable	1,500,000	401,251	82,399	1,983,650
	$5,900,000	$2,456,295	$362,156	$8,718,451

Summary of the Derivative Liability - Conversion Feature

A summary of the derivative liability associated with the Conversion Feature under the Third KF Loan Agreement is as follows:

As at September 30, 2018
	Fair Value at December 31, 2017	Change on Revaluation at Reporting Date	Fair Value at September 30, 2018
Third KF Loan Conversion Feature	$ 1,968,174	$350,567	$ 2,318,741

As at December 31, 2017
	Fair Value at December 31, 2016	Change on Revaluation at Reporting Date	Fair Value at December 31, 2017
Third KF Loan Conversion Feature	$ 1,576,327	$391,847	$ 1,968,174

Summary of the Derivative Liabilities - Warrants

A summary of the derivative liabilities associated with the warrants under the KF Loan Agreements and their amendments is as follows:

As at September 30, 2018
	Fair Value at December 31, 2017	Change on Revaluation at Reporting Date	Fair Value at September 30, 2018
9,254,546 warrants (Amended Warrants and September Warrants)	$46,273	$(18,509)	$27,764
1,194,332 warrants (First Extension Warrants)	7,166	(3,583)	3,583
9,600,000 warrants (Second KF Warrants)	48,000	(19,200)	28,800
1,337,320 warrants (Second Extension Warrants)	8,024	(4,012)	4,012
8,000,000 warrants (Third KF Warrants)	48,000	(24,000)	24,000
Total	$157,463	$(69,304)	$88,159

As at December 31, 2017
	Fair Value at December 31, 2016	Change on Revaluation at Reporting Date	Fair Value at December 31, 2017
9,254,546 warrants (Amended Warrants and September Warrants)	$58,303	$(12,030)	$46,273
1,194,332 warrants (First Extension Warrants)	9,077	(1,911)	7,166
9,600,000 warrants (Second KF Warrants)	57,600	(9,600)	48,000
1,337,320 warrants (Second Extension Warrants)	10,164	(2,140)	8,024
8,000,000 warrants (Third KF Warrants)	59,200	(11,200)	48,000
Total	$194,344	$(36,881)	$157,463

KF Business Ventures, Deferred Financing Costs

During the year ended December 31, 2015, the Company recorded $50,538 in legal fees associated with securing the KFBV Loans. These fees were amortized over the remaining life of the loans. As of September 30, 2018, the legal fees were fully amortized and the Company did not have any financing costs associated with the KFBV Loans. During the nine months ended September 30, 2017 the Company recorded $564 in financing costs associated with the amortization of the legal fees associated with KFBV Loans.

NOTE 5 - SHARE CAPITAL

During the nine months ended September 30, 2018, the Company did not have any transactions that resulted in issuance of its common stock.

Warrants

A continuity schedule of warrants is as follows:

	September 30, 2018	December 31, 2017
Warrants, beginning	29,886,198	39,886,198
Warrants, expired	(500,000)	(10,000,000)
Warrants, outstanding	29,386,198	29,886,198

Details of warrants outstanding as at September 30, 2018 are as follows:

Exercise price	Expiry date	Number of warrants outstanding
$0.10	January 15, 2021	26,854,546
$0.10	September 1, 2021	2,531,652
		29,386,198

At September 30, 2018, the weighted-average exercise price and remaining contractual life of the outstanding share purchase warrants were $0.10 and 2.35 years, respectively.

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

A summary of options is as follows:

	September 30, 2018	December 31, 2017
Options, beginning	2,500,000	6,300,000
Options, forfeited	--	(3,800,000)
Options, outstanding	2,500,000	2,500,000
Options, exercisable	2,500,000	2,000,000

Details of options outstanding as at September 30, 2018 are as follows:

Exercise price	Grant date	Number of options Granted and exercisable
$0.10	September 8, 2014	2,500,000
		2,500,000

At September 30, 2018, the remaining contractual life of the outstanding options to purchase the shares of the Company’s common stock was 2.94 years.

On September 8, 2014, the Company granted options to acquire up to 2,500,000 shares of the Company’s common stock to a Director (the “Options”). These Options were issued under the 2014 Plan.  The Options vested at a rate of 500,000 shares per year, beginning September 1, 2014, and had initial exercise price of $0.50 per share. The Options expire five years after the vesting date thereof. On December 17, 2015, the Options were repriced to $0.10 in accordance with the provisions under the Stock Option Agreement with the Director.

The grant date fair value of these options was $953,885. During the nine-month period ended September 30, 2018, the Company recognized $32,684 as stock-based compensation (2017 - $79,118).

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

The forward-looking statements in this Quarterly Report on Form 10-Q for the interim period ended  September 30, 2018, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

On August 8, 2018, the Company entered into an executive recruitment search agreement (the “Executive Search Agreement”) to identify, source, and vet companies who would be interested in partnering with the Company or entering into a joint venture arrangements to continue the development of the Company’s Emission Technologies as well as to identify potential individual candidates for the currently vacant position of CEO of the Company. The Company agreed to a $50,000 minimum fee payable upon the successful completion of the Executive Search Agreement, of which $7,500 retainer has been paid on signing the Executive Search Agreement.

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Three Months Ended			Nine Months Ended
	September 30, 2018	September 30, 2017	Percentage Increase / (Decrease)	September 30, 2018	September 30, 2017	Percentage Increase / (Decrease)
Revenue	$-	$-	n/a	$-	$8,753	(100.0)%
Operating expenses	(15,714)	(32,247)	(51.3)%	(23,331)	(601,052)	(96.1)%
Accretion expense	-	-	n/a	-	(1,046,271)	(100.0)%
Change in fair value of derivative liabilities	17,156	(18,036)	195.1%	(281,263)	(83,942)	235.1%
Financing costs	-	-	n/a	-	(362,720)	(100.0)%
Gain on divestiture of subsidiary	-	-	n/a	11,871	-	n/a
Interest	(373,649)	(315,793)	18.3%	(1,070,150)	(860,405)	24.4%
Stock-based compensation	(9,115)	(24,130)	(62.2)%	(32,684)	47,933	(168.2)%
Net loss	$(381,322)	$(390,206)	(2.3)%	$(1,395,557)	$(2,897,704)	(51.8)%

Revenues

We did not generate any revenue during the three and nine months ended September 30, 2018. During the comparative, three and nine months ended September 30, 2017, periods our revenue was $Nil and $8,753, respectively, and consisted of consulting fees charged by our former wholly owned subsidiary, Triton Emission Solutions International AB, on the use and installation of emission abatement technologies. The consulting agreement between Triton Emission Solutions International AB and its sole customer expired during the quarter ended March 31, 2017; furthermore, we divested this subsidiary on April 27, 2018, ending the revenue from this source.

During the nine-month periods ended September 30, 2018 and 2017, we did not record any revenue from our main operations, being installation and servicing of our DSOX and Njord Systems (collectively, the “Emission Technologies”), as the installations of our DSOX Systems for LMS Ship Management Inc. (“LMS”) and Magical Cruise Company, Limited (“DCL”) projects were not completed. Due to significant shortage of financial resources, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

Our operating expenses for the three-month period ended September 30, 2018, were represented by our general and administrative fees, including professional, regulatory and filing fees, as well as bank charges and office expenses. During the three-month period ended September 30, 2018, our operating expenses totaled $15,714, a 51% decrease from $32,247 we incurred during the three-month period ended September 30, 2017. The largest expense items during the current period included professional fees of $9,411, which were mainly associated with maintenance of our patents and patent applications, filing and regulatory fees of $2,044, and realized gain on foreign exchange, which amounted to $3,126.

Due to the significant shortage of financial resources we kept our operating expenses to those essential to support our regulatory obligations. As such we completely eliminated expenses associated with administrative services as compared to $15,000 we incurred on these services during the three months ended September 30, 2017. In addition to significant reduction to our general and administrative services, we also did not incur any research and development costs, as compared to $3,680 we incurred as at September 30, 2017.

During the nine-month period ended September 30, 2018, our operating expenses decreased by 96.1% to $23,331 from $601,052 for the nine months ended September 30, 2017. During the nine-month period ended September 30, 2018, we did not incur any research and development, payroll, insurance, consulting nor administrative fees.  These expenses were eliminated as part of our efforts to keep our operating expenses only to those essential for supporting our regulatory obligations, which was done in response to significant shortage of financial resources.  The largest expense items during the nine-month period ended September 30, 2018 were represented by $16,945 (2017 - $32,016) in professional fees mainly associated with maintenance of our patents and patent applications, as well as $7,890 (2017 - $13,335) in filing and regulatory fees. These and other smaller operating expenses were offset by realized gain on foreign exchange, which amounted to $5,606 (2017 -$12,493 loss on foreign exchange).

Other Items

During the nine months ended September 30, 2018, we recorded $281,263 loss on the cumulative change in the fair value of the derivative liabilities associated with the warrants we issued to KFBV pursuant to the KF Loans and the conversion feature available under the Third KF Loan Agreement. The cumulative change in fair value of the derivative liabilities consisted of $69,304 gain we recorded on the fair values of the derivative liabilities associated with the warrants, this gain was offset by $350,567 loss we recorded on fair values of the derivative liability associated with the conversion feature available under the Third KF Loan Agreement, which increased due to continuously increasing liability under the Third KF Loan as we continue to accrue interest payable to KFBV. During the nine months ended September 30, 2017, we recorded a loss on the change in the fair value of the derivative liabilities of $83,942.

During the nine months ended September 30, 2018, we recorded $985,634 in interest on KF Loans (2017 - $805,045). Further $84,516 in interest expense (2017 - $55,360) was associated with interest accrued on the notes payable we issued to Mr. Norling and KFBV, and on the notes payable we issued to other non-related lenders.

During the nine months ended September 30, 2018, we recorded $32,684 in stock-based compensation in respect of options to acquire shares of our common stock granted to our chairman of the board of directors. During the nine months ended September 30, 2017, we recorded a recovery of the stock-based compensation totaling $47,933, which comprised of $86,559 in stock-based compensation in respect of options to acquire shares of our common stock granted to our chairman of the board of directors and to our former CEO under the 2014 Plan, and a recovery of $134,492, which was associated with the value of forfeited options to acquire our common stock we granted to our former CEO.

During the nine months ended September 30, 2018, we recorded $11,871 gain on divestiture of our Subsidiary in Sweden.

During the comparative nine-month period ended September 30, 2017, we recorded $1,046,271 in accretion expense that resulted from the difference between the stated interest rate and the implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First KF Loan, the Second KF Loan and the Third KF Loan (collectively, the “KF Loans”). We did not have similar expense during the nine months ended September 30, 2018, as the KF Loans were fully accreted as at January 15, 2017.

On January 15, 2017, we recorded a penalty on the KF Loans in the amount of $362,156, which was calculated as 5% of the total amount owed under the KF Loans as at January 15, 2017. The penalty was recorded as part of financing costs. We did not have similar expenses during the nine months ended September 30, 2018.

Liquidity and Capital Resources

Our financial position at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
Current assets	$15,788	$6,889
Current liabilities	16,525,985	15,160,087
Working capital deficit	$(16,510,197)	$(15,153,198)

As of September 30, 2018, we had a cash balance of $220, a working capital deficit of $16,510,197, and cash flows used in operations of $31,955 for the nine months then ended. Of our working capital deficit at September 30, 2018, $88,159 was attributed to the fair value of the derivative liabilities associated with the warrants we issued to KFBV as partial consideration for the KF Loans, and $2,318,741 was attributed to the conversion feature included in the Third KF Loan Agreement. During the nine-month period ended September 30, 2018, we funded our operations with $27,839 we received from KFBV; these advances accumulate interest at 10% per annum compounded monthly.

As of September 30, 2018, we owed a total of $9,704,085 (2017 - $8,718,451) to KFBV under the terms of the First KF Loan, the Second KF Loan and the Third KF Loan, consisting of (i) $5,900,000 (2017 - $5,900,000) in principal amount of all advances made to that date plus (ii) $1,343,113 (2017 - $1,343,113) in accrued interest thereon calculated using the stated interest rate of 10% per annum compounded monthly until January 15, 2017, when all  KF Loans became due and payable, (iii) $2,098,816 (2017 - $1,113,182) in accrued interest at a default rate of interest, which was calculated on $7,243,113 owed and payable on January 15, 2017, and (iv) $362,156 (2017 - $362,156) in financing costs associated with penalty we accrued on an unpaid balance.  A description of the KF Loans is provided under “Net Cash Provided by Financing Activities”.

During the nine-month period ended September 30, 2018, we did not generate sufficient cash flows from our operating activities to satisfy our cash requirements. Our only significant source of financing during the nine-month period ended September 30, 2018, came from KFBV advances. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under the KF Loans, which became due and payable on January 15, 2017, and as of the date of the filing of this Form 10-Q are in default.

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

Cash Flows

	Nine Months Ended September 30,
	2018	2017
Cash flows used in operating activities	$(31,955)	$(296,077)
Cash flows provided by financing activities	27,839	299,816
Cash flows provided by investing activities	557	-
Effects of foreign currency exchange	(70)	388
Net increase (decrease) in cash during the period	$(3,629)	$4,127

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine-month period ended September 30, 2018, was $31,955. This cash was primarily used to cover our cash operating expenses of $17,084, to increase our prepaid expenses by $12,528, to decrease our wages payable by $15,641, and to reduce our accrued liabilities by $1,019. These uses of cash were offset by increases in the accounts payable of $12,348 and the amounts due to related parties of $1,969.

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

Non-cash Transactions

During the nine months ended September 30, 2018 and 2017, our net loss was further increased by the following expenses that did not have any impact on cash used in operations:

•

$1,070,150 (2017 - $860,405) in interest we accrued on our notes and advances payable, of which $985,634 (2017 - $805,045) was associated with interest we calculated on the balances payable on the KF Loans which became due and payable on January 15, 2017;

•

$281,263 loss (2017 - $83,942) we recorded on revaluation of the derivative liabilities associated with the warrants we issued to KFBV as consideration for the KF Loans and conversion feature included in the Third KF Loan Agreement, as, pursuant to the guidance provided by ASC 815, we must revalue derivative liability at each reporting period based on the value of the underlying variable on the reporting date.

•

$32,684 (2017 - $47,933 recovery) in stock-based compensation associated with an option to acquire shares of our common stock granted to our chairman of the board of directors under the 2014 Plan. During comparative period in our Fiscal 2017 our stock-based compensation recovery comprised of $86,559 in stock-based compensation in respect of options to acquire shares of our common stock granted to our chairman of the board of directors and to our former CEO under the 2014 Plan, and a recovery of $134,492, which was associated with the value of forfeited options to acquire our common stock we granted to our former CEO.

The following non-cash expenses were incurred during the nine months ended September 30, 2017 only:

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

Net Cash Provided by Investing Activities

During the nine-month period ended September 30, 2018, we divested our Subsidiary in Sweden for a total cash proceeds of $557 (SEK5,000). We did not engage in any investing activities during the nine-month period ended September 30, 2017.

Net Cash Provided by Financing Activities

During the nine-month period ended September 30, 2018, KFBV advanced to us $27,839 for working capital. These advances accumulate interest at 10% per annum and are payable on demand.

During the nine-month period ended September 30, 2017, KFBV advanced to us $299,816 for working capital. These advances accumulate interest at 10% per annum and are payable on demand.

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

The Third KF Loan Conversion Feature, if exercised by KFBV, will require us to issue up to 772,912,876 shares of our common stock, which exceeds the amount of authorized capital the Company can issue. In the event of an exercise, we may decide to seek shareholder approval to increase our authorized capital to accommodate the exercise. The exercise of The Third KF Loan Conversion Feature will result in substantial dilution to our existing shareholders.

As of September 30, 2018, we owed a total of $9,704,085 under KF Loans, consisting of (i) $5,900,000 in principal amount of all advances made to that date, (ii) $1,343,113 in accrued interest thereon calculated using the stated interest rate of 10% per annum, (iii) $2,098,816 in accrued interest at a default rate of interest, and (iv) $362,156 in financing costs associated with late payment fee we accrued on an unpaid balance.

Going Concern

The notes to our financial statements at September 30, 2018, disclose our uncertain ability to continue as a going concern. As of the date of this Quarterly report on Form 10-Q we have accumulated a deficit of $79,991,891 and additional financing will be required to fund and support our operations.

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

In February of 2017, majority of our top management resigned from their positions with the Company. Resignations of Mr. Aasen and Mr. Norling have left the Company without technical expertise required for the Company to continue development and marketing of our emission technologies, creating an uncertainty as to our ability to finalize our current projects to install a land-based DSOX Fuel Purification System for LMS, and to install a DSOX System on board of a vessel operated by DCL. These contracts were earlier placed on hold until such time that our technology can be proven through testing. In April 2017 we commissioned Norling Inc. to perform the required tests, which were completed in late June 2017, however, did not yield satisfactory results required to secure a potential contract on installation.

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

At September 30, 2018, we had $220 in cash on deposit with a large chartered Canadian bank. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Financial Officer and Chairman of our board of directors, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2018. Based on the evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms due to limited segregation of duties.

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

During the quarter ended September 30, 2018, other than noted above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2018, we owed $9,704,085 under the terms of the KF Loans. In addition to these amounts, we have other significant short term liabilities. There is no assurance that we will be able to service our debt obligations when due.

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

As of September 30, 2018, we owed a total of $9,704,085 to KFBV under the terms of the KF Loans, consisting of the full principal amount of all advances made to that date ($5,900,000) plus interest and late payment fees accrued thereon. Outstanding principal plus interest under the KF Loans was due on January 15, 2017. As of the date of this Quarterly Report on Form 10-Q, the loans are in default, however, we have not been served with a default notice by KFBV.

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

The Third KF Loan Conversion Feature, available under the Third KF Loan and if exercised by KFBV, will require us to issue up to 772,912,876 shares of our common stock, which supersedes the amount of authorized capital the Company can issue. In the event of an exercise, we may decide to seek shareholder approval to increase our authorized capital to accommodate the exercise. The exercise of The Third KF Loan Conversion Feature will result in substantial dilution to our existing shareholders.

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

10.38	Amendment Agreement to those loan agreements dated July 28, 2015 and November 6, 2015 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling dated January 8, 2016.(28)
10.39	Promissory Note dated September 13, 2016, in respect of the principal sum of $110,000 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(29)
10.40	Amendment No. 3 to Sales and Purchase Agreement dated as of December 22, 2016 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc. (30)
10.41	Executive Recruitment Retained Search Agreement dated as of August 8, 2018 between Flagship Management LLC. and Triton Emission Solutions Inc.
31.1	Certification of Chairman of the board of directors of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

TRITON EMISSION SOLUTIONS INC.

Date:	November 14, 2018	By:	/s/ Robert Kopple
ROBERT KOPPLE
Chairman

Date:	November 14, 2018	By:	/s/ John da Costa
JOHN DA COSTA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)