Form 10-K
period 2018-12-31
Triton Emission Solutions Inc.
filed 2019-04-01
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $359,352 based on the closing price on June 29, 2018.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 29, 2019
common stock - $0.001 par value	88,195,005

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

The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2018, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

As of the date of this Annual Report on Form 10-K we have not been able to achieve profitable operations; our working capital deficit at December 31, 2018, was $16,748,644 and we’ve accumulated a deficit of $80,230,338. In addition, as of December 31, 2018, we owed a total of $10,061,757 to KF Business Ventures, LP (“KFBV”), a company controlled by the Chairman of our Board of Directors, under the terms of three separate loan agreements with KFBV, consisting of the full principal amount of all advances made to that date ($5,900,000) plus interest and late payment fees accrued thereon.   As of the date of this Annual Report on Form 10-K, the loans are in default. Should KFBV serve us with default notice and request a payment of the amounts owed, we will not be able to continue as a going concern and may be required to file for bankruptcy. Should this happen our investors will most likely lose their investment.

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

A market for emission abatement technologies in the marine industry has emerged due to the introduction of more stringent regulations proposed by International Maritime Organization (“IMO”) in 2008, which came in force on July 1, 2010. These regulations govern sulfur and nitrogen emission levels in Emissions Control Areas (“ECA”). Currently there are two ECA’s in effect: a European ECA and a North-American ECA, with new control areas being established in ports in China.  As of January 1, 2015, the sulfur emission limits for ships operating in both ECA’s were lowered to 0.1% by mass, as compared to 1.0% by mass limit, which was in effect prior to that date. Outside of the ECA’s, global sulfur fuel limits have been reduced from 4.50% to 3.50% in 2012, and is expected to be further reduced to 0.50% in 2020.

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

DSOX Pre-Combustion Fuel Purification System Overview

Our DSOX-20 System is a patented de-sulfurization technology which was designed to remove alkali metals, such as sulfur and sodium, from heavy marine fuel. The DSOX-20 is based on our patented Bio Scrubber platform, integrating it with additional new proprietary technologies that we acquired from Mr. Norling, our former President and former Chief Technical Officer (“CTO”), in March 2014. These additional technologies react with and release the sulfur in the heavy marine fuel, allowing for an even cleaner by-product.

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

Major Customers

We have secured purchase and sales agreements for a limited number of our DSOX Systems with LMS Ship Management Inc. (“LMS”) and Magical Cruise Company, Limited (“DCL”).  In addition, we have entered into a binding term sheet agreement with Prestige Cruise Holdings, Inc. (“Prestige”). All contracts are suspended until such time that we can source sufficient financing to complete the projects.

Competition

The requirement for reduced SOx levels has been enacted since January 1, 2015, and as such the market for emission abatement technologies, such as our DSOX-20 and Njord, is in the growing stage. There are approximately 20 various manufacturers of EGCS who provide technologies similar to ours. New competitors are also rapidly entering the industry in expectation of further reduction of SOx levels outside of ECA zones to 0.5% in 2020.

We are one of the smallest participants in the emission abatement technologies sector and do not represent a competitive presence in the industry. Currently our main competitors in the industry are Ecospec, Wärtsilä, Alfa Laval, Ecospray and Clean Marine. LAB, Ionada, and Fuji Electric are some of the new competitors that have entered the industry recently. Many of our competitors are however limited to operating their closed loop with addition of various chemicals increasing operating costs and risks due to the nature and sensitivity of these chemicals. They also provide hybrid systems, which can operate both, closed and open loops, including open loop with chemical dosing.

Distribution and Supply Methods

We are planning to use third party suppliers, with whom we would have to enter into various agreements, for production, as well as installation of our DSOX Systems and other Emission Technologies.

Patent Rights, License Agreements and Royalty Rights

DSOX Technology Rights

The technologies that form the basis of our DSOX Pre-Combustion Fuel Purification System are covered by certain patents and patent applications that were either filed by us or filed by Mr. Norling and subsequently transferred to us.

In 2013, Mr. Norling, our former director, President and CTO, assigned US and European patent applications covering the Bio Scrubber technology to us under the terms of his previous employment agreement with us.

____________________________

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

On September 26, 2017, the United States Patent and Trademark Office granted us a patent No. US 9,771,523 B2 entitled Fuel Cleaning System and Method for a Ship.

On January 30, 2018, the United States Patent and Trademark Office granted us a patent No. US 9,878,300 B2 entitled Removal of Contaminants from Bunker Oil Fuel.

On February 12, 2019, the United States Patent and Trademark Office granted us a patent No. US 10,201,782 B2 entitled Exhaust Gas Scrubber.

Expenditures on Research and Development During the Last Two Fiscal Years

During the year ended December 31, 2018, we did not incur any expenses associated with the research and further development of our DSOX and Njord Systems. During the comparative year ended December 31, 2017, we spent $256,678 on research and development, of this amount, we paid $210,600 to Norling Inc., a company controlled by Rasmus Norling, our former President and CTO, to complete a laboratory acceptance test on our Emission Abatement technology.

Number of Total Employees and Number of Full Time Employees

As of the date of this Annual Report, we do not have any employees. We dissolved our wholly-owned subsidiary, Triton Emission Solutions International AB (the “Subsidiary”), on April 27, 2018, and at the same time we laid off our only employee who was hired through our Subsidiary.

We expect to continue to outsource consulting, legal and accounting services to third parties, as well as use services of external manufacturers, installers, marketing and distribution consultants, as we believe that the use of third party services is most cost-effective for the current level of operations.

On August 8, 2018, we entered into an executive recruitment search agreement (the “Executive Search Agreement”) to identify, source, and vet companies who would be interested in partnering with the Company or entering into a joint venture arrangements to continue the development of the Company’s Emission Technologies as well as to identify potential individual candidates for the currently vacant position of CEO of the Company. We agreed to a $50,000 minimum fee payable upon the successful completion of the Executive Search Agreement, of which we paid a $7,500 retainer on signing the Executive Search Agreement.

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

As of December 31, 2018, we owed $10,061,757 under the terms of the KF Loans. In addition to these amounts, we have other significant short term liabilities. There is no assurance that we will be able to service our debt obligations when due.

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

As of December 31, 2018, we owed a total of $10,061,757 to KFBV under the terms of the KF Loans, consisting of the full principal amount of all advances made to that date ($5,900,000) plus interest and late payment fees accrued thereon. Outstanding principal plus interest under the KF Loans was due on January 15, 2017. As of the date of this Annual Report on Form 10-K, the loans are in default, however, we have not been served with a default notice by KFBV.

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

The Third KF Loan Conversion Feature, available under the Third KF Loan and if exercised by KFBV, will require us to issue up to 531,377,602 shares of our common stock, which exceeds the amount of authorized capital the Company can issue. In the event of an exercise, we may decide to seek shareholder approval to increase our authorized capital to accommodate the exercise. The exercise of The Third KF Loan Conversion Feature will result in substantial dilution to our existing shareholders.

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

High & Low Bids
Period ended	High	Low	Source[1]
December 31, 2018	$0.024	$0.0001	Yahoo! Finance
September 30, 2018	$0.015	$0.005	Yahoo! Finance
June 30, 2018	$0.018	$0.001	Yahoo! Finance
March 31, 2018	$0.015	$0.008	Yahoo! Finance
December 31, 2017	$0.015	$0.006	Yahoo! Finance
September 30, 2017	$0.017	$0.004	Yahoo! Finance
June 30, 2017	$0.093	$0.005	Yahoo! Finance
March 31, 2017	$0.021	$0.005	Yahoo! Finance

1.)

Source: DSOX Historical Prices; Triton Emission Solutions Inc. (DSOX) Stock. (2019, March 24). Retrieved March 24, 2019, from https://ca.finance.yahoo.com/quote/DSOX/history?period1=1514793600&period2=1546243200&interval=1d&filter=history&frequency=1d

HOLDERS OF RECORD

As of March 29, 2019, we had approximately 57 holders of record, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. The transfer agent for Triton’s common stock is Pacific Stock Transfer Company with an address at 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV 89119 and their telephone number is 702-361-3033.

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

Results of Operation

	Years Ended		Percentage
	December 31, 2018	December 31, 2017	Increase / (Decrease)

Revenue	$-	$8,753	(100.0)%
Operating expenses	(27,483)	(613,550)	(95.5)%
Accretion expense	-	(1,046,271)	(100.0)%
Financing costs	-	(362,720)	(100.0)%
Change in fair value of derivative liabilities	(127,950)	(354,966)	(64.0)%
Interest expense	(1,457,758)	(1,210,887)	20.4%
Gain on divestiture of subsidiary	11,871	-	n/a
Stock-based compensation	(32,684)	35,953	(190.9)%
Net loss	$(1,634,004)	$(3,543,688)	(53.9)%

Revenues

We did not generate any revenue during the year ended December 31, 2018. During the comparative year ended December 31, 2017, we generated $8,753 in revenue from consulting fees charged by our former subsidiary on the use and installation of emission abatement technologies. We dissolved our Subsidiary on April 27, 2018, ending the revenue from this source.

We did not record any revenue from our main operations, being installation and servicing of our Emission Technologies, as at December 31, 2018 and 2017 as the installations of our DSOX Systems for LMS and DCL projects were not completed.

Operating Expenses

Our operating expenses for the year ended December 31, 2018, were represented by our general and administrative fees, including professional, regulatory and filing fees, as well as bank charges and office expenses. During the year ended December 31, 2018, our operating expenses totaled $27,483, a 95.5% decrease from $613,550 we incurred during the year ended December 31, 2017. The largest expense items during the current period included professional fees of $28,531, which were mainly associated with maintenance of our patents and patent applications, filing and regulatory fees of $10,325, and realized gain on foreign exchange, which amounted to $15,152.

Due to the significant shortage of financial resources we kept our operating expenses to those essential to support our regulatory obligations. As such we completely eliminated expenses associated with administrative services as compared to $107,170 we incurred on these services during the year ended December 31, 2017; we also eliminated payroll, as compared to $73,812 we incurred for salaries and wages in our Fiscal 2017, insurance, as opposed to $12,105 we incurred in our Fiscal 2017, as well as consulting fees, as compared to $89,196 we incurred during the year ended December 31, 2017.

In addition to significant reduction to our general and administrative services, we also did not incur any research and development costs, as compared to $256,678 we incurred as at December 31, 2017.

Other Items

During the year ended December 31, 2018, we recorded $127,950 loss on the cumulative change in the fair value of the derivative liabilities associated with the warrants we issued to KFBV pursuant to the KF Loans and the conversion feature available under the Third KF Loan Agreement. The cumulative change in fair value of the derivative liabilities consisted of $29,386 gain we recorded on the fair values of the derivative liabilities associated with the warrants, this gain was offset by $157,336 loss we recorded on fair values of the derivative liability associated with the conversion feature available under the Third KF Loan Agreement, which increased due to continuously increasing liability under the Third KF Loan as we continue to accrue interest payable to KFBV. During the year ended December 31, 2017, we recorded a loss on the change in the fair value of the derivative liabilities of $354,966.

During the year ended December 31, 2018, we recorded $1,343,305 in interest on KF Loans (2017 - $ 1,113,182). Further $114,453 in interest expense (2017 - $97,705) was associated with interest accrued on the notes payable we issued to Mr. Norling and KFBV, and on the notes payable we issued to other non-related lenders.

During the year ended December 31, 2018, we recorded $32,684 in stock-based compensation in respect of options to acquire shares of our common stock granted to our chairman of the board of directors. During the year ended December 31, 2017, we recorded $91,098 in stock-based compensation in respect of options to acquire shares of our common stock granted to our chairman of the board of directors and $7,441 granted to our former CEO under the 2014 Plan. As a consequence of Mr. Aasen’s resignation certain stock options were forfeited by the former CEO. On forfeiture, the Company recorded a reversal of $134,492 of previously recorded stock-based compensation expense relating to options that had not yet vested at the date of resignation.

During the year ended December 31, 2018, we recorded $11,871 gain on divestiture of our Subsidiary in Sweden.

During the comparative year ended December 31, 2017, we recorded $1,046,271 in accretion expense that resulted from the difference between the stated interest rate and the implied interest rate we used to determine the fair value of the proceeds we received pursuant to the First KF Loan, the Second KF Loan and the Third KF Loan (collectively, the “KF Loans”). We did not have similar expense during the year ended December 31, 2018, as the KF Loans were fully accreted as at January 15, 2017.

On January 15, 2017, we recorded a penalty on the KF Loans in the amount of $362,156, which was calculated as 5% of the total amount owed under the KF Loans as at January 15, 2017. The penalty was recorded as part of financing costs. We did not have similar expenses during the year ended December 31, 2018.

Liquidity and Capital Resources

Working Capital

Working capital	December 31, 2018	December 31, 2017

Current assets	$14,865	$6,889
Current liabilities	16,763,509	15,160,087
Working capital deficit	$(16,748,644)	$(15,153,198)

As of December 31, 2018, we had a cash balance of $968, a working capital deficit of $16,748,644, of which $128,077 was attributed to the fair value of the derivate liability associated with the warrants we issued to KF Business Ventures LP. as partial consideration for the KF Loans, and $2,125,510 was attributed to the conversion feature included in the Third KF Loan Agreement, and cash flows used in operations of $39,608 for the year then ended. During the year ended December 31, 2018, we funded our operations with $36,170 we received from KFBV in advances which accumulate interest at 10% per year, and with $2,462 in non-interest-bearing advances we received from Da Costa Management Corp.

As of December 31, 2018, we owed a total of $10,061,757 (2017 - $8,718,451) to KFBV under the terms of the First KF Loan, the Second KF Loan and the Third KF Loan, consisting of (i) $5,900,000 (2017 - $5,900,000) in principal amount of all advances made to that date plus (ii) $1,343,113 (2017 - $1,343,113) in accrued interest thereon calculated using the stated interest rate of 10% per annum compounded monthly until January 15, 2017, when all  KF Loans became due and payable, (iii) $2,456,488 (2017 - $1,113,182) in accrued interest at a default rate of interest, which was calculated on $7,243,113 owed and payable on January 15, 2017, and (iv) $362,156 (2017 - $362,156) in financing costs associated with penalty we accrued on an unpaid balance. A description of the KF Loans is provided under “Net Cash Provided by Financing Activities.”

During the year ended December 31, 2018, we did not generate sufficient cash flows from our operating activities to satisfy our cash requirements.  Our only significant source of financing during the year ended December 31, 2018, came from KFBV advances. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under the KF Loans, which became due and payable on January 15, 2017, and as of the date of the filing of this Form 10-K are in default.

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

Cash Flows

	Years Ended December 31,
	2018	2017
Cash flows used in operating activities	$(39,608)	$(305,537)
Cash flows provided by financing activities	36,170	305,223
Cash flows provided by investing activities	557	-
Effects of foreign currency exchange	-	369
Net increase (decrease) in cash during the year	$(2,881)	$55

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2018, was $39,608. This cash was primarily used to cover our cash operating expenses of $31,386, to increase our prepaid expenses by $10,857, to decrease our wages payable by $15,114. These uses of cash were offset by increase in our accounts payable of $13,360, by an increase in amounts due to related parties of $3,020, and by an increase in the accrued liabilities of $1,369.

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

Non-cash transactions

During the year ended December 31, 2018, our net loss was further increased by the following expenses that did not have any impact on cash used in operations:

•

$1,457,758 (2017 - $1,210,887) in interest we accrued on our notes and advances payable, of which $1,343,304 was associated with the interest we calculated on the balances payable on the KF Loans at January 15, 2017;

•

$127,950 loss (2017 - $354,966) we recorded on the revaluation of the derivative liability associated with the warrants we issued to KFBV as consideration for the KF Loans and conversion feature included in the Third KF Loan Agreement, as, pursuant to the guidance provided by ASC 815, we must revalue derivative liability at each reporting period based on the value of the underlying variable on the reporting date. Since the price of our common stock at December 31, 2018, was lower as compared to the price at December 31, 2017, the decrease in price resulted in a $29,386 gain on revaluation of derivative liability associated with the warrants we issued to KFBV; the same decrease in share price resulted in a $157,336 loss on fair values of the derivative liability associated with the conversion feature available under the Third KF Loan Agreement, which increased due to (i) the increased number of shares we would be required to issue to KFBV should KFBV decide to convert the amount owed under the Third KF Loan at a lower price, and (ii) continuously increasing liability under the Third KF Loan as we continue to accrue interest payable to KFBV.

•

$32,684 (2017 - $35,953 recovery) in stock-based compensation associated with an option to acquire shares of our common stock granted to our chairman of the board of directors under the 2014 Plan. During comparative period in our Fiscal 2017 our stock-based compensation recovery comprised of $98,539 in stock-based compensation in respect of options to acquire shares of our common stock granted to our chairman of the board of directors and to our former CEO under the 2014 Plan, and a recovery of $134,492, which was associated with the value of forfeited options to acquire our common stock we granted to our former CEO.

The following non-cash expenses were incurred during the year ended December 31, 2017 only:

•

$1,046,271  in accretion expense which resulted from the difference between the stated interest rate and implied interest rate we used to determine the fair value of the proceeds we received pursuant to the KF Loans;

•

$362,720 which consisted of $362,156 in financing costs associated with the penalty we recorded on the balances payable on the KF Loans at January 15, 2017, when the KF Loans became due and payable, and $564 in deferred legal fees we incurred to secure the KF Loans; and

Net Cash Provided by Financing Activities

During the year ended December 31, 2018, KFBV advanced to us $36,170 for working capital. These advances accumulate interest at 10% per year and are payable on demand. In addition, we received $2,462 in non-interest bearing advance from Da Costa Management Corp, which we recoded as part of amounts due to related parties.

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

The Third KF Loan Conversion Feature, if exercised by KFBV, will require us to issue up to 531,377,602 shares of our common stock, which exceeds the amount of authorized capital the Company can issue. In the event of an exercise, we may decide to seek shareholder approval to increase our authorized capital to accommodate the exercise. The exercise of The Third KF Loan Conversion Feature will result in substantial dilution to our existing shareholders.

As of December 31, 2018, we owed a total of $10,061,757 (2017 - $8,718,451) to KFBV under the terms of the First KF Loan, the Second KF Loan and the Third KF Loan, consisting of (i) $5,900,000 (2017 - $5,900,000) in principal amount of all advances made to that date plus (ii) $1,343,113 (2017 - $1,343,113) in accrued interest thereon calculated using the stated interest rate of 10% per annum compounded monthly until January 15, 2017, when all  KF Loans became due and payable, (iii) $2,456,488 (2017 - $1,113,182) in accrued interest at a default rate of interest, which was calculated on $7,243,113 owed and payable on January 15, 2017, and (iv) $362,156 (2017 - $362,156) in financing costs associated with penalty we accrued on an unpaid balance.

Going Concern

The notes to our financial statements at December 31, 2018, disclose our uncertain ability to continue as a going concern. As of the date of this Annual Report on Form 10-K we have accumulated a deficit of $80,230,338, and  we are not generating revenue form our emission abatement technologies, therefore additional financing will be required to fund and support our operations.

In February of 2017, majority of our top management resigned from their positions with the Company. Resignations of Mr. Aasen and Mr. Norling have left the Company without technical expertise required for the Company to continue development and marketing of our emission technologies, creating an uncertainty as to our ability to finalize our projects, which remain suspended as of the date of this Annual Report on Form 10-K.

In April 2017 we commissioned Norling Inc. to test our current emission technologies to ensure their readiness for possible new installations, however, these tests did not yield satisfactory results required to secure a potential contract on installation. The results of the tests confirmed that more research and further improvements to our emission abatement technologies will be required in order to achieve industry-specific requirements. Should we decide to continue our operations and further development of our DSOX and NJORD Systems, we will be required to retain several engineers with relevant experience in the emission abatement technologies to work on the above projects.  In order to be able to retain new staff or consultants we will be required to raise additional debt or equity financing, which may become challenging based on the current debt covenants under our existing KFBV Loan Agreements, and our share structure.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Triton Emission Solutions Inc., our wholly-owned subsidiary, Ecolutions, Inc., and our former subsidiary, Triton Emission Solutions International AB, which we have dissolved in April 2018. On consolidation, we eliminate all significant intercompany balances and transactions.

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

Accounts Receivable

Receivables represent valid claims against debtors for royalties arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At December 31, 2018 and 2017, our allowance for doubtful accounts was $0.

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

At December 31, 2018, we had $968 in cash on deposit with a large chartered Canadian bank. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	December 31, 2018	December 31, 2017

ASSETS

Current assets
Cash	$968	$3,849
Prepaids	13,897	3,040
Total assets	$14,865	$6,889

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$465,948	$218,471
Accrued liabilities	40,445	39,076
Wages payable	70,750	91,795
Unearned revenue	2,075,000	2,075,000
Notes and advances payable	1,591,658	1,455,073
Due to related parties	204,364	436,584
Derivative liabilities - warrants	128,077	157,463
Derivative liability - conversion feature	2,125,510	1,968,174
Loans payable	10,061,757	8,718,451
Total liabilities	16,763,509	15,160,087

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 88,195,005 issued and outstanding at December 31, 2018 and 2017	88,195	88,195
Obligation to issue shares	46,410	46,410
Additional paid-in capital	63,343,169	63,309,928
Accumulated deficit	(80,230,338)	(78,596,334)
Accumulated other comprehensive income (loss)	3,920	(1,397)
Total stockholders' deficit	(16,748,644)	(15,153,198)
Total liabilities and stockholders' deficit	$14,865	$6,889

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	Year Ended December 31,
	2018	2017

Consulting revenue	$-	$8,753

General and administrative expenses	27,483	356,872
Research and development	-	256,678
Loss before other items	(27,483)	(604,797)

Other items
Accretion expense	-	(1,046,271)
Change in fair value of derivative liability	(127,950)	(354,966)
Financing costs	-	(362,720)
Gain on divestiture of subsidiary	11,871	-
Interest	(1,457,758)	(1,210,887)
Stock-based compensation	(32,684)	35,953

Net loss	(1,634,004)	(3,543,688)
Foreign exchange translation	5,317	(7,705)
Comprehensive income loss	$(1,628,687)	$(3,551,393)

Net loss per share - basic and diluted	$(0.02)	$(0.04)

Weighted average number of shares outstanding - basic and diluted	88,195,005	88,195,005

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited, prepared by management)

	Common shares
	Number of Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total

Balance at December 31, 2016	88,195,005	$88,195	$46,410	$63,345,881	$(75,052,646)	$6,308	$(11,565,852)

Stock-based compensation	-	-	-	(35,953)	-	-	(35,953)
Net loss for the year ended December 31, 2017	-	-	-	-	(3,543,688)	-	(3,543,688)
Translation to reporting currency	-	-	-	-	-	(7,705)	(7,705)

Balance at December 31, 2017	88,195,005	88,195	46,410	63,309,928	(78,596,334)	(1,397)	(15,153,198)

Stock-based compensation	-	-	-	32,684	-	-	32,684
Divestiture of subsidiary	-	-	-	557	-	-	557
Net loss for the year ended December 31, 2018	-	-	-	-	(1,634,004)	-	(1,634,004)
Translation to reporting currency	-	-	-	-	-	5,317	5,317

Balance at December 31, 2018	88,195,005	$88,195	$46,410	$63,343,169	$(80,230,338)	$3,920	$(16,748,644)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited, prepared by management)

	Year Ended December 31,
	2018	2017

Cash flows used in operating activities

Net loss	$(1,634,004)	$(3,543,688)

Non cash items
Accretion expense	-	1,046,271
Accrued interest	1,457,758	1,210,887
Financing costs	-	362,720
Foreign exchange loss	(15,774)	11,291
Change in fair value of derivative liability	127,950	354,966
Stock-based compensation	32,684	(35,953)

Changes in operating assets and liabilities
Accounts receivable	-	12,428
Prepaids	(10,857)	629
Accounts payable	13,360	49,698
Accrued liabilities	1,369	(4,347)
Wages payable	(15,114)	36,940
Due to related parties	3,020	192,621
Net cash used in operating activities	(39,608)	(305,537)

Cash flows from financing activities
Notes and advances payable	36,170	305,223
Net cash provided by financing activities	36,170	305,223

Cash flows provided by investing activities
Divestiture of subsidiary	557	-
Net cash provided by investing activities	557	-

Effects of foreign currency exchange	-	369

Net increase (decrease) in cash	(2,881)	55
Cash, beginning	3,849	3,794
Cash, ending	$968	$3,849

Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited, prepared by management)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Triton Emission Solutions Inc. (the “Company”) was incorporated in the state of Delaware on March 2, 2000, and is listed on the OTCPink under the symbol “DSOX”. On August 25, 2014, the Company changed its name from Poly Shield Technologies Inc. to Triton Emission Solutions Inc. On November 13, 2014, the Company established a wholly owned subsidiary in Sweden, Triton Emission Solutions International AB, which we dissolved on April 27, 2018.

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

As of December 31, 2018, the Company has not achieved profitable operations and has a working capital deficit of $16,748,644 and accumulated a deficit of $80,230,338. In addition, as of December 31, 2018, the Company owed a total of $10,061,757 to KF Business Ventures, LP (“KFBV”), a company controlled by the Company’s Chairman, under the terms of three separate loan agreements with KFBV (Note 5). Should KFBV serve the Company with default notice and request a payment of the amounts owed, the Company may not be able to continue as a going concern and may be required to file for bankruptcy. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.

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

Principles of consolidation

The consolidated financial statements include the accounts of Triton Emission Solutions Inc., its wholly-owned subsidiary, Ecolutions Inc., and its former wholly-owned subsidiary Triton Emission Solutions International AB. On consolidation, all intercompany balances and transactions are eliminated.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties and KF Business Ventures loans (Notes 4 and 5), at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Due to a company controlled by the Chief Financial Officer (“CFO”)	$204,364	$201,472
Due to the former Chief Executive Officer (“CEO”) (1)	--	73,125
Due to the former President and Chief Technical Officer (“CTO”) (1)	--	87,923
Due to the former Senior Vice President (“VP”) of Business Development(1)	--	74,064
Due to related parties	$204,364	$436,584

Amounts are unsecured, due on demand and bear no interest.

(1)

Mr. Norling, the Company’s former President and CTO, and Mr. Aasen, the Company’s former CEO, resigned from their respective management positions with the Company on February 7, 2017; Mr. Miller, the Company’s former Senior VP of Business Development, resigned from his management positions with the Company on February 13, 2017. As at December 31, 2018, we owed Mr. Norling $87,923, Mr. Aasen - $73,125, and Mr. Miller - $74,064 for the past services; these amounts have been included in accounts payable.

The Company incurred the following expenses with related parties:

	December 31, 2018	December 31, 2017
Administrative fees accrued to a company controlled by the CFO	--	105,000
Fair value of options issued to a Director and Chairman (Note 7)	32,684	91,098
Total transactions with related parties (excluding former related parties)	$32,684	$196,098

NOTE 4 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans outstanding as at December 31, 2018 and 2017:

As at December 31, 2018
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$20,085	$47,085
49,500	7%	38,252	87,752
139,276*	6%	25,059	164,335
15,000	0%	--	15,000
600,000	6%	131,214	731,214
110,000	10%	35,885	145,885
341,393	10%	58,994	400,387
$1,282,169		$309,489	$1,591,658
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

As at December 31, 2017
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$16,477	$43,477
49,500	7%	32,336	81,836
151,455*	6%	16,867	168,322
15,000	0%	--	15,000
600,000	6%	88,735	688,735
110,000	10%	19,385	129,385
305,223	10%	23,095	328,318
$1,258,178		$196,895	$1,455,073
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

Quarry Bay and Tradex Loans and Advances

On April 7, 2015, the Company received a demand notice to repay outstanding notes payable issued to Quarry Bay Capital LLC. (“Quarry Bay”) and Tradex Capital Corp (“Tradex”).

During the year ended December 31, 2016, the Company repaid $200,000, of which $37,724 was applied toward interest accrued on the Quarry Bay Capital Loan, which accrues interest at a rate of 6% per annum. As at December 31, 2018, CAD$190,000 note payable to Quarry Bay remains outstanding and continues accumulating interest at 6% per annum. As at December 31, 2018, the Company owed $164,335 (December 31, 2017 - $168,322), including accrued interest of $25,059 (2017 - $16,867) under the Quarry Bay Capital Loan.

Norling Bridge Loans

On July 28, 2015, and November 6, 2015, the Company entered into two separate bridge loan agreements (the “Norling Loans”) with its former President and CTO, Rasmus Norling.  Pursuant to the Norling Loans, Mr. Norling agreed to lend to the Company total of $400,000 in exchange for unsecured promissory notes.

The Norling Loans have an interest rate of 6% and were due December 31, 2016. During the year ended December 31, 2018, the Company recorded $28,294 in interest expense associated with the Norling Loans (2017 - $26,651). As at December 31, 2018, the Company owed $487,042 (2017 - $458,748) under the Norling Loans.

As of December 31, 2018, the Norling Loans are in default, however, the Company has not been served with a default notice by Mr. Norling.

KF Business Ventures Bridge Loan and Note Payable

On August 31, 2015, the Company entered into a bridge loan agreement with KF Business Ventures, LP (“KFBV”), a company controlled by a director of the Company, whereby KFBV agreed to lend to the Company $200,000 in exchange for an unsecured promissory note (the “KFBV Bridge Loan”).

The KFBV Bridge Loan has an interest rate of 6%, and was due December 31, 2016. During the year ended December 31, 2018, the Company recorded $14,185 in interest expense associated with the KFBV Bridge Loan (2017 - $13,361). As at December 31, 2018, the Company owed $244,172 (2017 - $229,987) under the KFBV Bridge Loan.

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

The KFBV Note has an interest rate of 10% and was due January 15, 2017. Under the terms of the KFBV Note, in the event of default the interest rate increases to 15% per annum until such time that the default is cured. During the year ended December 31, 2018, the Company recorded $16,500 in interest expense associated with the KFBV Note (2017 - $16,285). As at December 31, 2018, the Company owed $145,885 (2017 - $129,385) under the KFBV Note.

As of December 31, 2018, the KFBV Bridge Loan and KFBV Note are in default, however, the Company has not been served with a default notice by KFBV.

During the year ended December 31, 2018, KFBV advanced the Company additional $36,170 for working capital. The advances are unsecured, due on demand and accumulate interest at a rate of 10% per annum. During the year ended December 31, 2018, the Company recorded $35,899 in interest expense associated with these advances (2017 - $23,095). As at December 31, 2018, the Company owed $400,387 on account of advances it borrowed from KFBV (2017 - 328,318).

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

The loans have an interest rate of 7%, and are due on demand. During the year ended December 31, 2018, the Company recorded $5,916 in interest expense associated with these loans from third party creditors (2017 - $5,517). As at December 31, 2018, the Company owed $87,752 (2017 - $81,836) under these loans.

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

The loans have an interest rate of 8%, and are due on demand. During the year ended December 31, 2018, the Company recorded $3,608 in interest expense associated with these loans (2017 - $3,332). As at December 31, 2018, the Company owed $47,085 (2017 - $43,477) under these loans.

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

During the year ended December 31, 2017, the Company recognized accretion expense of $73,250. The First KF Loan was fully accreted as at January 15, 2017, and, as such, no accretion expense was recognized during the year ended December 31, 2018. Pursuant to the terms of the First KF Loan Agreement, as of December 31, 2018, the Company recorded an additional $489,533 in interest expense on the First KF Loan at 15% per annum, the default rate of interest (2017 - $405,669).

At December 31, 2018, the fair value of the derivative liability associated with the warrants issued pursuant to the First KF Loan Agreement was $42,990 (December 31, 2017 - $53,439).

At December 31, 2018 and 2017, the fair values of Amended Warrants, September Warrants, and First Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At December 31, 2018	At December 31, 2017
Expected Warrant Life	2.04 - 2.67 years	3.04 - 3.67 years
Risk-Free Interest Rate	2.48% - 2.46%	1.98%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	32%-60%	32%-60%

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

During the year ended December 31, 2017, the Company recognized accretion expense of $165,212. The Second KF Loan was fully accreted as at January 15, 2017, and, as such, no accretion expense was recognized during the year ended December 31, 2018. Pursuant to the terms of the Second KF Loan Agreement, as of December 31, 2018, the Company recorded additional $548,139 in interest expense on the Second KF Loan at 15% per annum, the default rate of interest (2017 - $454,237).

At December 31, 2018, the fair value of the derivative liabilities associated with the Second KF Warrants and the Second Extension Warrants was $45,087 (December 31, 2017 - $56,024).

At December 31, 2018 and 2017, the fair values of the Second KF Warrants and Second Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At December 31, 2018	At December 31, 2017
Expected Warrant Life	2.04 - 2.67 years	3.04 - 3.67 years
Risk-Free Interest Rate	2.48% - 2.46%	1.98%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	15% - 60%	15% - 60%

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

During the year ended December 31, 2017, the Company recognized accretion expense of $807,809. The Third KF Loan was fully accreted as at January 15, 2017, and, as such, no accretion expense was recognized during the year ended December 31, 2018. Pursuant to the terms of the Third KF Loan Agreement, as of December 31, 2018, the Company recorded additional $305,633 in interest expense on the Third KF Loan at 15% per annum, the default rate of interest (2017 - $253,274).

As a consequence of the Third KF Loan being in default, the conversion price decreased to 50% of the volume weighted average price of the Company’s stock over the last five days of trading immediately preceding the date of exercise. The decrease in price may result in the Company having to issue up to 531,377,602 shares of its common stock should KFBV decide to exercise its conversion rights under the Third KF Loan Agreement.

At December 31, 2018, the fair value of the derivative liability associated with the Third KF Warrants and the Third KF Loan Conversion Feature were $40,000 (2017 - $48,000) and $2,125,510 (2017 - $1,968,174), respectively.

At December 31, 2018 and 2017, the fair value of the Third KF Warrants was revalued using the Binomial Lattice model using the following assumptions:

	At December 31, 2018	At December 31, 2017
Expected Warrant Life	2.04 years	3.04 years
Risk-Free Interest Rate	2.48%	1.98%
Expected Dividend Yield	Nil	Nil
Average Expected Stock Price Volatility	60%	60%

At December 31, 2018 and 2017, the fair value of the Third KF Loan Conversion Feature was revalued using the Binomial Lattice model using the following assumptions:

	At December 31, 2018	At December 31, 2017
Amount Eligible for Conversion	$2,125,510	$1,901,252
Share Price	$0.008	$0.0097
Expected Life	0.00 years	0.00 years
Risk-Free Interest Rate	2.44%	0.96%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	57%	57%

Summary of KF Loans Payable

A summary of the accumulated accrued interest, penalty, and principal of KF loans payable is as follows:

As at December 31, 2018
	Principal Outstanding	Accumulated Accrued Interest	Penalty	Total
First KF Loan Payable	$2,000,000	$1,534,770	$131,978	$3,666,748
Second KF Loan Payable	2,400,000	1,557,945	147,779	4,105,724
Third KF Loan Payable	1,500,000	706,884	82,399	2,289,283
	$5,900,000	$3,799,599	$362,156	$10,061,755

As at December 31, 2017
	Principal Outstanding	Accumulated Accrued Interest	Penalty	Total
First KF Loan Payable	$2,000,000	$1,045,238	$131,978	$3,177,216
Second KF Loan Payable	2,400,000	1,009,806	147,779	3,557,585
Third KF Loan Payable	1,500,000	401,251	82,399	1,983,650
	$5,900,000	$2,456,295	$362,156	$8,718,451

Summary of the Derivative Liability - Conversion Feature

A summary of the derivative liability associated with the Conversion Feature under the Third KF Loan Agreement is as follows:

As at December 31, 2018
	Fair Value at December 31, 2017	Change on Revaluation at December 31, 2018	Fair Value at December 31, 2018
Third KF Loan Conversion Feature	$ 1,968,174	$157,336	$ 2,125,510

As at December 31, 2017
	Fair Value at December 31, 2016	Change on Revaluation at December 31, 2017	Fair Value at December 31, 2017
Third KF Loan Conversion Feature	$ 1,576,327	$391,847	$ 1,968,174

Summary of the Derivative Liabilities - Warrants

A summary of the derivative liabilities associated with the warrants under the KF Loan Agreements and their amendments is as follows:

As at December 31, 2018
	Fair Value at December 31, 2017	Change on Revaluation at December 31, 2018	Fair Value at December 31, 2018
9,254,546 warrants (Amended Warrants and September Warrants)	$46,273	$(9,255)	$37,018
1,194,332 warrants (First Extension Warrants)	7,166	(1,194)	5,972
9,600,000 warrants (Second KF Warrants)	48,000	(9,600)	38,400
1,337,320 warrants (Second Extension Warrants)	8,024	(1,337)	6,687
8,000,000 warrants (Third KF Warrants)	48,000	(8,000)	40,000
Total	$157,463	$(29,386)	$128,077

As at December 31, 2017
	Fair Value at December 31, 2016	Change on Revaluation at December 31, 2017	Fair Value at December 31, 2017
9,254,546 warrants (Amended Warrants and September Warrants)	$58,303	$(12,030)	$46,273
1,194,332 warrants (First Extension Warrants)	9,077	(1,911)	7,166
9,600,000 warrants (Second KF Warrants)	57,600	(9,600)	48,000
1,337,320 warrants (Second Extension Warrants)	10,164	(2,140)	8,024
8,000,000 warrants (Third KF Warrants)	59,200	(11,200)	48,000
Total	$194,344	$(36,881)	$157,463

NOTE 6 - UNEARNED REVENUE

During its fiscal 2013 and 2014, the Company received a total of $2,075,000 in non-refundable deposits on account of the building and installation of its Fuel Purification Systems. In accordance with the Company’s policies, the deposits were recorded as unearned revenue.

NOTE 7 - SHARE CAPITAL

During the years ended December 31, 2018 and 2017, the Company did not have any transactions that resulted in issuance of its common stock.

Warrants

A continuity schedule of warrants is as follows:

	December 31, 2018	December 31, 2017
Warrants, beginning	29,886,198	39,886,198
Warrants, expired	(500,000)	(10,000,000)
Warrants, outstanding	29,386,198	29,886,198

Details of warrants outstanding as at December 31, 2018 are as follows:

Exercise price	Expiry date	Number of warrants outstanding
$0.10	January 15, 2021	26,854,546
$0.10	September 1, 2021	2,531,652
		29,886,198

At December 31, 2018, the weighted-average exercise price and remaining contractual life of the outstanding share purchase warrants were $0.10 and 2.10 years, respectively.

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

A summary of options is as follows:

	December 31, 2018	December 31, 2017
Options, beginning	2,500,000	6,300,000
Options, forfeited	-	(3,800,000)
Options, outstanding	2,500,000	2,500,000
Options, exercisable	2,500,000	2,000,000

Details of options outstanding as at December 31, 2018 are as follows:

Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.10	September 8, 2014	2,500,000	2,500,000
		2,500,000	2,500,000

At December 31, 2018, the weighted-average exercise price and remaining contractual life of the outstanding options to purchase the shares of the Company’s common stock were $0.10 and 2.69 years, respectively.

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

The grant date fair value of these options was $953,885. During the year ended December 31, 2018, the Company recognized $32,684 as stock-based compensation (2017 - $91,098).

The fair value was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At September 8, 2014
Expected Option Life	5 years
Average Risk-Free Interest Rate	1.98%
Expected Dividend Yield	Nil
Average Expected Stock Price Volatility	118%

NOTE 8 - INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	December 31, 2018	December 31, 2017
Net loss	$(1,634,004)	$(3,543,688)
Statutory tax rate	21.0%	35.0%
Expected income tax recovery	(343,141)	(1,240,291)
Permanent differences	20,006	477,849
Change in tax rates	243,760	--
Difference in foreign tax rates	119	7,908
Change in valuation allowance	(79,256)	(754,534)
Income tax recovery	$--	$--

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	December 31, 2018	December 31, 2017
Deferred income tax assets
Non-capital losses carried forward	$6,334,130	$8,846,000
Intangible asset	7,450,000	13,646,000
Less: Valuation allowance	(13,784,130)	(22,492,000)
Net deferred income tax assets	$--	$--

At December 31, 2018 and 2017, the Company had a deferred tax asset that related to net operating losses. A full valuation allowance has been established; as management believes it is more likely than not that the deferred tax asset will not be realized.

As at December 31, 2018, the Company has net operating loss carry forwards of approximately $30,162,522 (2017 - $24,911,216) to reduce future federal and state taxable income. These losses expire by 2037.

The Company is not currently subject to any income tax examinations by any tax authority. Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our Chief Financial Officer and Chairman of our board of directors, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Financial Officer and Chairman of our board, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, it was found that the internal controls cannot be relied upon, due to the limited segregation of duties.

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

Joao (John) da Costa: Mr. da Costa (54) has been our CFO, Treasurer, Corporate Secretary and a member of our Board of Directors since May 2002. Mr. da Costa previously acted as our Chief Executive Officer and President from February 2006 until May 2012. Mr. da Costa has more than twenty years of experience providing bookkeeping and accounting services to both private and public companies and is the founder and president of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003.  In addition to Triton Emission Solutions Inc., Mr. da Costa currently serves as the CFO, Treasurer and a director of Red Metal Resources Ltd., a company reporting under the Exchange Act and engaged in the business of acquiring and exploring mineral claims.  Mr. da Costa also currently serves as the CFO, Secretary and a director of Kesselrun Resources Ltd., a Canadian reporting company listed on the TSX Venture Exchange.

Robert Kopple: Mr. Kopple (75) was appointed as Chairman of our Board of Directors on September 8, 2014, pursuant to the terms of the Second KF Loan Agreement. Mr. Kopple is an experienced investor, businessman, and lawyer who co-founded the firm Kopple and Klinger in 1992 where he advises and assists clients with complex estate and gift tax issues and issues in the transfer of family wealth and family businesses. Mr. Kopple represents non-citizens and non-residents of the United States in a variety of challenging estate and tax issues.  Prior to co-founding Kopple and Klinger in 1992, Mr. Kopple practiced at a top national law firm in their Los Angeles office.  In addition, Mr. Kopple manages interests in real estate and operating companies. He has provided equity and debt financing for a number of both public and private businesses and serves on the board of directors of several corporations.

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

As of December 31, 2018, we did not have a written audit committee charter or similar document and have not adopted any specific policies or procedures for the engagement of non-audit services.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- qualified Deferred Compensation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
John da Costa CFO, Treasurer and Secretary	2018 2017	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil 105,000(1)	nil 105,000
Anders Aasen(2),(3) Former CEO	2018 2017	n/a nil	n/a nil	n/a nil	n/a (127,051)	n/a nil	n/a nil	n/a 28,125	n/a (98,926)
Rasmus Norling(4),(5) Former President CTO, and CEO	2018 2017	n/a nil	n/a nil	n/a nil	n/a nil	n/a nil	n/a nil	n/a 28,125	n/a 28,125
Mitchell Miller(6),(7) Former Senior VP of Business Development	2018 2017	n/a nil	n/a nil	n/a nil	n/a nil	n/a nil	n/a nil	n/a 32,946	n/a 32,946

(1)

Represents $105,000 we accrued as payable to Da Costa Management Corp., of which John da Costa is the sole director and shareholder, for professional, administrative and accounting services. During the year ended December 31, 2018, we did not incur any expenses with Da Costa Management Corp. nor with Mr. da Costa directly.

(2)

Mr. Aasen resigned as our Chief Executive Officer on February 7, 2017.

(3)

Mr. Aasen was entitled to an annual base salary of $270,000. Due to the Company’s financial situation, Mr. Aasen agreed to release the Company from its obligation to pay his payroll from July through October 2016. We recorded $45,000 as owing to Mr. Aasen for his consulting services for November and December 2016 and $28,125 for January and February 2017. In addition we granted Mr. Aasen options to acquire up to 3,000,000 shares of our common stock at a price of $0.50 per share. During the year ended December 31, 2017, we recognized $7,441 as stock-based compensation relating to these options.  Certain stock options were forfeited by Mr. Aasen as a consequence of his resignation.  On forfeiture, we recorded a reversal of $134,492 of previously recorded stock-based compensation expense relating to the unvested portion of the options we granted to Mr. Aasen.

(4)

Mr. Norling resigned as our Chief Technical Officer and as President on February 7, 2017.

(5)

Mr. Norling was entitled to an annual base salary of $270,000. Due to the Company’s financial situation, Mr. Norling agreed to release the Company from its obligation to pay his payroll from July through October 2016. We recorded $45,000 as owing to Mr. Norling for his consulting services for November and December 2016 and $28,125 for January and February 2017.

(6)

Mr. Miller resigned as our Senior VP of Business Development on February 13, 2017.

(7)

Mr. Miller was entitled to an annual base salary of $270,000. Due to the Company’s financial situation, Mr. Miller agreed to release the Company from its obligation to pay his payroll from July through October 2016. We recorded $45,000 as owing to Mr. Miller for his consulting services for November and December 2016 and $32,946 for January and February 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at December 31, 2018, we did not have any equity awards granted to each of our named executive officers.

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

Executive Officer Employment / Consulting Agreements

As at December 31, 2018, there are no employment agreements between us and any other named executive officers, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officers which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Triton or from a change in a named executive officer’s responsibilities following a change in control.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our December 31, 2018, fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2).  Compensation paid to directors who were also named executive officers during our December 31, 2018 fiscal year is set out in the table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert C. Kopple(1)	nil	nil	$32,684	nil	nil	nil	$32,684

(1)

On September 8, 2014, we issued to Mr. Kopple options to purchase up to 2,500,000 shares of our common stock under our 2014 Stock Option Plan (the “Kopple Options”).  The cost assigned to the Kopple Options during the year ended December 31, 2018, was calculated to be $32,684 using the Black-Scholes option pricing model at the grant date.  The Kopple Options vested at a rate of 500,000 shares per year, beginning September 1, 2014. The initial exercise price of the Kopple Options was $0.50 per share, subject to adjustment in the event that we subsequently issue any shares of our common stock or any options, warrants, convertible instruments or similar instruments at a purchase, exercise or conversion price less than $0.50 per share.  Under our Third KF Loan Agreement, we issued warrants for the purchase of shares of our common stock exercisable at $0.10 per share to KFBV.  Mr. Kopple is the principal of KFBV. As a result of the issuance of these warrants, the exercise price of the Kopple Options was automatically reduced to $0.10 per share. The Kopple Options expire five years after the vesting date thereof.

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

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following tables does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.  As of March 29, 2019, there were 88,195,005 shares of our common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners (more than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Rasmus Norling(1) 2067 Calle Espana, Apt. 2 San Juan, Puerto Rico 09011	20,350,000	23.1%
Common Stock	KF Business Ventures, LP 10866 Wilshire Boulevard, Suite 1500 Los Angeles, California 90024	570,430,467(1)	87.8%
Common Stock	Kopple Financial, Inc. 10866 Wilshire Boulevard, Suite 1500 Los Angeles, California 90024	570,430,467(1)	87.8%
Common Stock	Robert C. Kopple 10866 Wilshire Boulevard, Suite 1500 Los Angeles, California 90024	572,430,467 (1)(2)	87.9%
Common Stock	Mitchell R. Miller(1) 103 De Diego Avenue, Unit 601 San Juan, PR 00911-3529	20,350,000	23.1%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	John da Costa 820 -1130 Pender Street West Vancouver, BC V6E 4A4	nil	0%
Common Stock	Robert Kopple 10866 Wilshire Boulevard, Suite 1500, Los Angeles, California 90024	572,430,467(1)(2)	87.9%
Common Stock	Directors and Executive Officers (as a group)	572,430,467	87.9%

(1)

KF Business Ventures, LP (“KFBV”) is the direct beneficial owner of 570,430,467 shares of our common stock. Kopple Financial, as the sole general partner of KFBV, and Mr. Kopple, as the sole executive officer and sole director of Kopple Financial, are the indirect beneficial owners of our securities held directly by KFBV, with shared voting and dispositive power over those securities.  The shares beneficially owned by KFBV consist of (i) 9,166,667 shares of our common stock held directly by KFBV; (ii) 26,854,546 shares issuable upon the exercise of warrants to purchase shares of our  common stock at a price of $0.10 per share, expiring January 15, 2021 (the First KF Loan Warrants, Second KF Loan Warrants and Third KF Loan Warrants); (iii) warrants to purchase up to 2,531,652 shares of the Issuer’s common stock at a price of $0.10 per share, expiring September 1, 2021 (the First KF Loan Extension Warrants and the Second KF Loan Extension Warrants); and (iv) 531,377,602 shares issuable upon the exercise of conversion rights under the Third KF Loan in the aggregate amount of $2,206,884, consisting of $1,500,000 in principal and $706,884 in interest accrued thereon convertible at a price of $0.004. The Third KF Loan matured on January 15, 2017 and as of the date of this Annual Report on Form 10-K is in default. The number of shares listed as being acquirable by KFBV upon exercise of the conversion rights associated with the Third KF Loan is calculated as of December 31, 2018, and does not include shares issuable upon the conversion of interest during the period subsequent to December 31, 2018. The Company’s authorized capital consists of 200,000,000 common shares and 5,000,000 preferred shares. Should KFBV decide to exercise its conversion rights under the Third KF Loan we may need to seek shareholder approval to increase our authorized capital to accommodate the exercise.

(2)

The shares beneficially owned by Mr. Kopple include (i) the shares beneficially owned by KFBV; (ii) options to purchase up to 500,000 shares of our common stock exercisable at a price of $0.10 per share, expiring September 1, 2019; (iii) options to purchase up to 500,000 shares of our common stock exercisable at a price of $0.10 per share, expiring September 1, 2020, (iv) options to purchase up to 500,000 shares of our common stock exercisable at a price of $0.10 per share, expiring September 1, 2021, (v) options to purchase up to 500,000 shares of our common stock exercisable at a price of $0.10 per share, expiring September 1, 2022, and (vi) options to purchase up to 500,000 shares of our common stock exercisable at a price of $0.10 per share, expiring September 1, 2023.

Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of December 31, 2018, our most recent fiscal year end:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders(1)	2,600,000	$0.11	10,700,000

(1)

Includes options and warrants to purchase up to 100,000 shares of our common stock outside of our 2014 Stock Option Plan.

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

Options and Warrants Granted to Consultants Outside of 2014 Plan

As at December 31, 2018, we had the following outstanding options and warrants issued outside of our 2014 Plan to certain consultants and employees in exchange for their services:

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

Transactions with Related Persons

Since January 1, 2018, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Loans from KF Business Ventures, LP

We are party to three separate Loan Agreement with KF Business Ventures, LP (“KFBV”). Robert C. Kopple, our Chairman and a member of our Board of Directors, is the principal of KFBV.  As of December 31, 2018, we owed a total of $10,061,757 to KFBV under the terms of the KF Loans, consisting of the full principal amount of all advances made to that date plus accrued interest thereon.  A detailed description of the KF Loans is provided under Item 7 of this Annual Report on Form 10-K.

Note Payable to KF Business Ventures

In September 2016, we issued an unsecured promissory note to KFBV for gross proceeds of $110,000 (the “KFBV Note”). As part of the terms of the KFBV Note we agreed to grant KFBV the right to offset the cash payable by KFBV to exercise the warrants to purchase shares of the Company’s common stock against the corresponding amount the Company would have to pay for outstanding indebtedness under this KFBV Note. The KFBV Note has an interest rate of 10% and was due January 15, 2017. During the year ended December 31, 2018, we recorded $16,500 in interest expense associated with the KFBV Note. As of the date of the filing of this Annual Report on Form 10-K the KFBV Note is in default, however, we have not been served with a default notice by KFBV.

Bridge Loans from KF Business Ventures, LP and Rasmus Norling

During the year ended December 31, 2015, we entered into several bridge loan agreements with KFBV and Mr. Rasmus Norling, our former President and CTO. Pursuant to the bridge loans, KFBV agreed to lend to us $200,000 and Mr. Norling agreed to lend to us $400,000. The principal amounts accumulate interest at 6% per annum compounded monthly and were due on December 31, 2016, as amended. During the year ended December 31, 2018, we recorded $14,185 in interest expense associated with KFBV Bridge Loan and $28,294 in interest expense associated with Norling Bridge Loans. As of the date of the filing of this Annual Report on Form 10-K the KFBV and Norling Bridge Loans are in default, however, we have not been served with default notices by KFBV or Mr. Norling.

Advances Received from KF Business Ventures

During the year ended December 31, 2018, KFBV advanced us an additional $36,170 for working capital. The advances are unsecured, due on demand and accumulate interest at a rate of 10% annum. During the year ended December 31, 2018, we recorded $35,899 in interest expense associated with these advances. As at December 31, 2018, we owed $400,387 on account of advances it borrowed from KFBV.

Management Services from Da Costa Management Corp.

Da Costa Management Corp. provides us administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer, Secretary and a member of our Board of Directors is the principal of Da Costa Management Corp. During the year ended December 31, 2018, Da Costa Management did not bill us for the services they’ve provided to us.  As of December 31, 2018, we were indebted to Da Costa Management Corp. in the amount of $204,364 for unpaid fees.

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

2018 - $nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2017 - $21,840 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Triton Emission Solutions’ financial statements and are not reported in the preceding paragraph:

2018 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2017 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2018 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2017 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2017 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2016 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Approval Policies and Procedures

We do not have a separately standing audit committee.  As such, our entire board of directors acts as our audit committee. Our Board of Directors annually reviews the qualifications of our principal accountant and approves their engagement as our principal accountant prior to their engagement. All of the non-audit services provided by our principal accountant were either pre-approved by our Board of Directors prior to engagement of the principal accountant for those services, or were approved by our Board of Directors prior to completion of their audit of our annual financial statements. Fees paid for non-audit services in 2018 and 2017 constituted less than 5% of total fees paid to our principal accountants in those years.

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

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.3	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.4	Certificate of Amendment to Certificate of Incorporation - Name Change to Poly Shield Technologies Inc.(3)
3.5	Certificate of Amendment to Certificate of Incorporation - Name Change to Triton Emission Solutions Inc.(4)
3.6	Bylaws.(1)
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(5)
10.2	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(3)
10.3	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(3)
10.4	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(3)
10.5	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012. (6)
10.6	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(7)
10.7	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(7)
10.8	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(8)
10.9	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(8)

Exhibit Number	Description of Exhibit
10.10	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(8)
10.11	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS. (8)
10.12	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(9)
10.13	Term Sheet Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc.(10)
10.14	Addendum to December 1, 2012 Employment Agreement, dated effective as of December 30, 2013.(11)
10.15	Letter Agreement dated January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP.(12)
10.16	Loan Agreement dated as of January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP.(13)
10.17	Addendum No. 2 to December 1, 2012 Employment Agreement, dated effective as of February 28, 2014. (14)
10.18	Technology Transfer Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (15)
10.19	Management Consulting Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (15)
10.20	Amendment No. 1 to Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated effective as of March 10, 2014. (15)
10.21	Purchase and Services Agreement between Magical Cruise Company, Limited and Poly Shield Technologies Inc. dated effective as of April 15, 2014.(16)
10.22	Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated July 28, 2014.(17)
10.23	Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 3, 2014.(18)
10.24	Amendment No. 2 to that Loan Agreement dated January 15, 2014 between the Triton Emission Solutions Inc. and KF Business Ventures LP dated effective July 29, 2014.(19)
10.25	2014 Stock Option Plan.(19)
10.26	Non-Qualified Stock Option Agreement for Robert C. Kopple dated September 8, 2014.(19)
10.27	Amendment No. 1 to Sales and Purchase Agreement dated as of January 12, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.(20)
10.28	Employment Agreement dated March 6, 2015, and effective as of March 23, 2015, between Anders Aasen and Triton Emission Solutions Inc.(21)
10.29	Loan Agreement dated July 28, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(22)
10.30	Loan Agreement dated August 31, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and KF Business Ventures LP.(23)
10.31	Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 4, 2015.(24)
10.32	Amendment No. 2 to Sales and Purchase Agreement dated as of November 5, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.(25)
10.33	Loan Agreement dated November 6, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(26)
10.34	Amendment to Sales and Purchase Agreement dated as of December 1, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.(25)
10.35	Letter Agreement dated December 17, 2015 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(27)
10.36	Loan Agreement dated January 8, 2016 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(28)
10.37

Amendment Agreement to those loan agreements dated as of January 15, 2014, July 28, 2014, and August 31, 2015 between Triton Emission Solutions Inc. and KF Business Ventures, LP dated January 8, 2016.(28)

Exhibit Number	Description of Exhibit
10.38	Amendment Agreement to those loan agreements dated July 28, 2015 and November 6, 2015 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling dated January 8, 2016.(28)
10.39	Promissory Note dated September 13, 2016, in respect of the principal sum of $110,000 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(29)
10.40	Amendment No. 3 to Sales and Purchase Agreement dated as of December 22, 2016 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.(30)
10.41	Executive Recruitment Retained Search Agreement dated as of August 8, 2018 between Flagship Management LLC. and Triton Emission Solutions Inc.(22)
14.1	Code of Ethics(2)
21.1	List of Subsidiaries
31.1	Certification of Chairman of the board of directors of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

(29)

Filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 21, 2016.

(30)

Filed as an exhibit to our Annual Report on Form 10-K filed on April 14, 2017.

(31)

Filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 14, 2018.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Triton Emission Solutions Inc. has caused this report to be signed on their behalf by the undersigned duly authorized persons.

TRITON EMISSION SOLUTIONS INC.

Date:	April 1, 2019	By:	/s/ Robert Kopple
ROBERT KOPPLE
Chairman of the Board of Directors

Date:	April 1, 2019	By:	/s/ John da Costa
JOHN DA COSTA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Triton Emission Solutions Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ John da Costa	Chief Financial Officer,	April 1, 2019
John da Costa	(Principal Financial and Accounting Officer), Corporate Secretary, Treasurer and Member of the Board of Directors
/s/ Robert C. Kopple	Chairman	April 1, 2019
Robert C. Kopple	and Member of the Board of Directors