Form 10-Q
period 2019-09-30
Triton Emission Solutions Inc.
filed 2019-11-14
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 13, 2019, the Registrant had 88,195,005 shares of common stock outstanding.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited interim consolidated financial statements have not been reviewed by the Company’s independent auditor. They have been prepared by management in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

Unless the context otherwise requires, all references in this report to “Triton,” “the Company,” “we,” “us,” or “our” are to Triton Emission Solutions Inc., collectively with its subsidiary Ecolutions, Inc.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	September 30, 2019	December 31, 2018

ASSETS

Current assets
Cash	$905	$968
Prepaids	19,163	13,897
Total assets	$20,068	$14,865

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$474,117	$465,948
Accrued liabilities	41,021	40,445
Wages payable	70,750	70,750
Unearned revenue	2,075,000	2,075,000
Notes and advances payable	1,715,671	1,591,658
Due to related parties	205,305	204,364
Derivative liabilities - warrants	58,773	128,077
Derivative liability - conversion feature	2,990,532	2,125,510
Loans payable	11,205,836	10,061,757
Total liabilities	18,837,005	16,763,509

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 88,195,005 issued and outstanding at September 30, 2019 and December 31, 2018	88,195	88,195
Obligation to issue shares	46,410	46,410
Additional paid-in capital	63,343,169	63,343,169
Accumulated deficit	(82,298,631)	(80,230,338)
Accumulated other comprehensive income	3,920	3,920
Total stockholders' deficit	(18,816,937)	(16,748,644)
Total liabilities and stockholders' deficit	$20,068	$14,865

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

General and administrative expenses	$4,463	$15,714	$35,304	$23,331
Loss before other items	(4,463)	(15,714)	(35,304)	(23,331)

Other items
Change in fair value of derivative liabilities	(614,320)	17,156	(795,718)	(281,263)
Gain on divestiture of subsidiary	-	-	-	11,871
Interest	(431,979)	(373,649)	(1,237,271)	(1,070,150)
Stock-based compensation	-	(9,115)	-	(32,684)

Net loss	(1,050,762)	(381,332)	(2,068,293)	(1,395,557)

Foreign exchange translation	-	4,948	-	5,317
Comprehensive loss	$(1,050,762)	$(376,374)	$(2,068,293)	$(1,390,240)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	88,195,005	88,195,005	88,195,005	88,195,005

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

						Accumulated
	Common Shares		Obligation	Additional		Other
	Number of		to Issue	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Capital	Deficit	Income / (Loss)	Total

Balance at December 31, 2017	88,195,005	$88,195	$46,410	$63,309,928	$(78,596,334)	$(1,397)	$(15,153,198)

Stock-based compensation	-	-	-	32,684	-	-	32,684
Divestiture of subsidiary	-	-	-	557	-	-	557
Net loss for the period ended September 30, 2018	-	-	-	-	(1,395,557)	-	(1,395,557)
Translation to reporting currency	-	-	-	-	-	5,317	5,317

Balance at September 30, 2018	88,195,005	88,195	46,410	63,343,169	(79,991,891)	3,920	(16,510,197)

Net loss for the period ended December 31, 2018	-	-	-	-	(238,447)	-	(238,447)

Balance at December 31, 2018	88,195,005	88,195	46,410	63,343,169	(80,230,338)	3,920	(16,748,644)

Net loss for the period ended September 30, 2019	-	-	-	-	(2,068,293)	-	(2,068,293)

Balance at September 30, 2019	88,195,005	$88,195	$46,410	$63,343,169	$(82,298,631)	$3,920	$(18,816,937)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	Nine Months Ended September 30,
	2019	2018

Cash flows used in operating activities

Net loss	$(2,068,293)	$(1,395,557)

Non-cash items
Accrued interest	1,237,271	1,070,150
Foreign exchange loss (gain)	5,202	(5,624)
Change in fair value of derivative liabilities	795,718	281,263
Stock-based compensation	-	32,684

Changes in operating assets and liabilities
Prepaids	(5,266)	(12,528)
Accounts payable	8,004	12,348
Accrued liabilities	576	(1,019)
Wages payable	-	(15,641)
Due to related parties	898	1,969
Net cash used in operating activities	(25,890)	(31,955)

Cash flows from financing activities
Notes and advances payable	25,827	27,839
Net cash provided by financing activities	25,827	27,839

Cash flows from investing activities
Divestiture of subsidiary	-	557
Net cash provided by investing activities	-	557

Effects of foreign currency exchange	-	(70)

Net decrease in cash	(63)	(3,629)
Cash, beginning	968	3,849
Cash, ending	$905	$220

Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Basis of presentation

The unaudited interim consolidated financial statements included herein have been prepared by, and are the responsibility of, the Company’s management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Due to a weak financial condition, the Company’s independent auditor has not performed a review of these unaudited interim consolidated financial statements. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the unaudited consolidated financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2018. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, these unaudited interim consolidated financial statements and the related notes should be read in conjunction with the Company’s unaudited consolidated financial statements for the year ended December 31, 2018, included in the Company’s report on Form 10-K.

Reclassifications

Certain prior period amounts in the accompanying unaudited consolidated interim financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Going concern

The accompanying unaudited, management-prepared, consolidated interim financial statements have been prepared assuming the Company will continue as a going concern. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations.

As of September 30, 2019, the Company had not achieved profitable operations and had a working capital deficit of $18,816,937 and accumulated a deficit of $82,298,631. In addition, as of September 30, 2019, the Company owed a total of $11,205,836 to KF Business Ventures, LP (“KFBV”), an entity controlled by the Company’s Chairman, under the terms of three separate loan agreements with KFBV (Note 4). Should KFBV serve the Company with default notice and request a payment of the amounts owed, the Company may not be able to continue as a going concern and may be required to file for bankruptcy. The likelihood and outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

As at September 30, 2019, the Company owed $205,305 (2018 - $204,364) to an entity controlled by the Chief Financial Officer (“CFO”) of the Company.

During the nine-month period ended September 30, 2019, the Company did not have any transactions with its related parties other than the notes and advances payable (Notes 3 and 4). During the nine-month period ended September 30, 2018, the Company recorded $32,684 in stock-based compensation associated with fair value of options issued to a Director and Chairman (Note 5).

NOTE 3 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans outstanding as at September 30, 2019 and December 31, 2018:

As at September 30, 2019
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$22,979	$49,979
49,500	7%	42,955	92,455
143,483*	6%	33,566	177,049
15,000	0%	--	15,000
600,000	6%	164,691	764,691
110,000	15%	48,226	158,226
367,220	10%	91,051	458,271
$1,312,203		$403,468	$1,715,671
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

As at December 31, 2018
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000	8%	$20,085	$47,085
49,500	7%	38,252	87,752
139,276*	6%	25,059	164,335
15,000	0%	--	15,000
600,000	6%	131,214	731,214
110,000	15%	35,885	145,885
341,393	10%	58,994	400,387
$1,282,169		$309,489	$1,591,658
*The carrying value of this loan is denoted in Canadian dollars and is translated into US dollars at the end of each reporting period.

Quarry Bay Loans

In 2012 the Company entered into series of Loan Agreements with Quarry Bay Capital LLC for a total of CAD$190,000 (the “Quarry Bay Loan”). The Quarry Bay Loan accumulates interest at 6% per annum. As at September 30, 2019, the Company owed $177,049 (2018 - $164,335), including accrued interest of $33,566 (2018 - $25,059) under the Quarry Bay Loan.

Norling Bridge Loans

On July 28, 2015, and November 6, 2015, the Company entered into two separate bridge loan agreements (the “Norling Loans”) with its former President and CTO, Rasmus Norling. Pursuant to the Norling Loans, Mr. Norling agreed to lend to the Company total of $400,000 in exchange for unsecured promissory notes.

The Norling Loans have an interest rate of 6% and were due December 31, 2016. During the nine-month period ended September 30, 2019, the Company recorded $22,298 in interest expense associated with the Norling Loans (2018 - $21,002). As at September 30, 2019, the Company owed $509,340 (2018 - $487,042) under the Norling Loans.

As of September 30, 2019, the Norling Loans are in default, however, the Company has not been served with a default notice by Mr. Norling.

KF Business Ventures Bridge Loan and Note Payable

On August 31, 2015, the Company entered into a bridge loan agreement with KFBV, whereby KFBV agreed to lend to the Company $200,000 in exchange for an unsecured promissory note (the “KFBV Bridge Loan”).

The KFBV Bridge Loan has an interest rate of 6%, and was due December 31, 2016. During the nine months ended September 30, 2019, the Company recorded $11,179 in interest expense associated with the KFBV Bridge Loan (2018 - $10,529). As at September 30, 2019, the Company owed $255,351 (2018 - $244,172) under the KFBV Bridge Loan.

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

The KFBV Note has an interest rate of 10% and was due January 15, 2017. Under the terms of the KFBV Note, in the event of default the interest rate increases to 15% per annum until such time that the default is cured. During the nine months ended September 30, 2019, the Company recorded $12,341 in interest expense associated with the KFBV Note (2018 - $12,341). As at September 30, 2019, the Company owed $158,226 (2018 - $145,885) under the KFBV Note.

As of September 30, 2019, the KFBV Bridge Loan and KFBV Note are in default, however, the Company has not been served with a default notice by KFBV.

During the nine months ended September 30, 2019, KFBV advanced the Company an additional $25,827 (2018 - $27,839) for working capital, bringing the total cash advanced for working capital to $367,220 ( 2018 - $341,393). The working capital advances are unsecured, due on demand and accumulate interest at a rate of 10% per annum compounded monthly. During the nine months ended September 30, 2019, the Company recorded $32,057 in interest expense associated with these advances (2018 - $26,078). As at September 30, 2019, the Company owed $458,271 (2018 - $400,387) on account of working capital advances it borrowed from KFBV.

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

The loans have an interest rate of 7%, and are due on demand. During the nine months ended September 30, 2019, the Company recorded $4,703 in interest expense associated with the loans from third party creditors (2018 - $4,386). As at September 30, 2019, the Company owed $92,455 (2018 - $87,752) under these loans.

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

The loans have an interest rate of 8%, and are due on demand. During the nine months ended September 30, 2019, the Company recorded $2,894 in interest expense associated with these loans (2018 - $2,672). As at September 30 2019, the Company owed $49,979 (2018 - $47,085) under these loans.

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

During the nine months ended September 30, 2019, the Company recorded $416,930 (2018 - $359,189) in interest expense on the First KF Loan at 15% per annum, the default rate of interest.

At September 30, 2019, the fair value of the derivative liability associated with the warrants issued pursuant to the First KF Loan Agreement was $20,898 (December 31, 2018 - $42,990).

At September 30, 2019 and December 31, 2018, the fair values of Amended Warrants, September Warrants, and First Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At September 30, 2019	At December 31, 2018
Expected Warrant Life	1.30 and 1.92 years	2.04 and 2.67 years
Risk-Free Interest Rate	1.75% and 1.63%	2.48% and 2.46%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	32% and 60%	32% and 60%

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

During the nine months ended September 30, 2019, the Company recorded $466,844 (2018 - $402,191) in interest expense on the Second KF Loan at 15% per annum, the default rate of interest.

At September 30, 2019, the fair value of the derivative liabilities associated with the Second KF Warrants and the Second Extension Warrants was $21,875 (December 31, 2018 - $45,087).

At September 30, 2019 and December 31, 2018, the fair values of the Second KF Warrants and Second Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At September 30, 2019	At December 31, 2018
Expected Warrant Life	1.30 and 1.92 years	2.04 and 2.67 years
Risk-Free Interest Rate	1.75% and 1.63%	2.48% and 2.46%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	15% and 60%	15% and 60%

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

During the nine months ended September 30, 2019, the Company recorded $260,305 (2018 - $224,255) in interest expense on the Third KF Loan at 15% per annum, the default rate of interest.

As a consequence of the Third KF Loan being in default, the conversion price decreased to 50% of the volume weighted average price of the Company’s stock over the last five days of trading immediately preceding the date of exercise. The decrease in price may result in the Company having to issue up to 1,495,266,145 shares of its common stock should KFBV decide to exercise its conversion rights under the Third KF Loan Agreement.

At September 30, 2019, the fair value of the derivative liability associated with the Third KF Warrants and the Third KF Loan Conversion Feature were $16,000 (2018 - $40,000) and $2,990,532 (2018 - $2,125,510), respectively.

At September 30, 2019 and December 31, 2018, the fair value of the Third KF Warrants was revalued using the Binomial Lattice model using the following assumptions:

	At September 30, 2019	At December 31, 2018
Expected Warrant Life	1.30 years	2.04 years
Risk-Free Interest Rate	1.75%	2.48%
Expected Dividend Yield	Nil	Nil
Average Expected Stock Price Volatility	60%	60%

At June 30, 2019 and December 31, 2018, the fair value of the Third KF Loan Conversion Feature was revalued using the Binomial Lattice model using the following assumptions:

	At September 30, 2019	At December 31, 2018
Amount Eligible for Conversion	$2,467,189	$2,125,510
Share Price	$0.0033	$0.008
Expected Life	on demand	on demand
Risk-Free Interest Rate	1.91%	2.44%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	57%	57%

Summary of KF Loans Payable

A summary of the discounted carrying value, deferred financing costs, accumulated accrued interest, penalty and principal of KF loans payable is as follows:

As at September 30, 2019
	Principal Outstanding	Accumulated Accrued Interest	Penalty	Total
First KF Loan Payable	$2,000,000	$1,951,700	$131,978	$4,083,678
Second KF Loan Payable	2,400,000	2,024,791	147,779	4,572,570
Third KF Loan Payable	1,500,000	967,189	82,399	2,549,588
	$5,900,000	$4,943,680	$362,156	$11,205,836

As at December 31, 2018
	Principal Outstanding	Accumulated Accrued Interest	Penalty	Total
First KF Loan Payable	$2,000,000	$1,534,770	$131,978	$3,666,748
Second KF Loan Payable	2,400,000	1,557,947	147,779	4,105,726
Third KF Loan Payable	1,500,000	706,884	82,399	2,289,283
	$5,900,000	$3,799,601	$362,156	$10,061,757

Summary of the Derivative Liability - Conversion Feature

A summary of the derivative liability associated with the Conversion Feature under the Third KF Loan Agreement is as follows:

As at September 30, 2019
	Fair Value at December 31, 2018	Change on Revaluation at September 30, 2019	Fair Value at September 30, 2019
Third KF Loan Conversion Feature	$ 2,125,510	$865,022	$ 2,990,532

As at December 31, 2018
	Fair Value at December 31, 2017	Change on Revaluation at December 31, 2018	Fair Value at December 31, 2018
Third KF Loan Conversion Feature	$ 1,968,174	$157,336	$ 2,125,510

Summary of the Derivative Liabilities - Warrants

A summary of the derivative liabilities associated with the warrants under the KF Loan Agreements and their amendments is as follows:

As at September 30, 2019
	Fair Value at December 31, 2018	Change on Revaluation at September 30, 2019	Fair Value at September 30, 2019
9,254,546 warrants (Amended Warrants and September Warrants)	$37,018	$(18,509)	$18,509
1,194,332 warrants (First Extension Warrants)	5,972	(3,583)	2,389
9,600,000 warrants (Second KF Warrants)	38,400	(19,200)	19,200
1,337,320 warrants (Second Extension Warrants)	6,687	(4,012)	2,675
8,000,000 warrants (Third KF Warrants)	40,000	(24,000)	16,000
Total	$128,077	$(69,304)	$58,773

As at December 31, 2018
	Fair Value at December 31, 2017	Change on Revaluation at December 31, 2018	Fair Value at December 31, 2018
9,254,546 warrants (Amended Warrants and September Warrants)	$46,273	$(9,255)	$37,018
1,194,332 warrants (First Extension Warrants)	7,166	(1,194)	5,972
9,600,000 warrants (Second KF Warrants)	48,000	(9,600)	38,400
1,337,320 warrants (Second Extension Warrants)	8,024	(1,337)	6,687
8,000,000 warrants (Third KF Warrants)	48,000	(8,000)	40,000
Total	$157,463	$(29,386)	$128,077

NOTE 5 - SHARE CAPITAL

During the nine months ended September 30, 2019, the Company did not have any transactions that resulted in issuance of its common stock.

Warrants

A continuity schedule of warrants is as follows:

	September 30, 2019	December 31, 2018
Warrants, beginning	29,386,198	29,886,198
Warrants, expired	-	(500,000)
Warrants, outstanding	29,386,198	29,386,198

Details of warrants outstanding as at September 30, 2019 are as follows:

Exercise price	Expiry date	Number of warrants outstanding
$0.10	January 15, 2021	26,854,546
$0.10	September 1, 2021	2,531,652
		29,386,198

At September 30, 2019, the weighted-average remaining contractual life of the outstanding share purchase warrants was 1.35 years.

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

Details of options outstanding and exercisable as at September 30, 2019 and December 31, 2018 are as follows:

Exercise price	Grant date	Balance at September 30, 2019 and December 31, 2018
$0.10	September 8, 2014	2,500,000
		2,500,000

At September 30, 2019, the remaining contractual life of the outstanding options to purchase the shares of the Company’s common stock was 1.94 years.

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

The forward-looking statements in this Quarterly Report on Form 10-Q for the interim period ended  September 30, 2019, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

On August 8, 2018, the Company entered into an executive recruitment search agreement (the “Executive Search Agreement”) to identify, source, and vet companies who would be interested in partnering with the Company or entering into a joint venture arrangements to continue the development of the Company’s Emission Technologies as well as to identify potential individual candidates for the currently vacant position of CEO of the Company. The Company agreed to a $50,000 minimum fee payable upon the successful completion of the Executive Search Agreement, of which $7,500 retainer has been paid on signing the Executive Search Agreement. As of the date of this Quarterly Report on Form 10-Q, the Company was not able to retain a new CEO or engage a potential company to continue its work on the development of the Company’s Emission Technologies.

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Three Months Ended			Nine Months Ended
	September 30, 2019	September 30, 2018	Percentage Increase / (Decrease)	September 30, 2019	September 30, 2018	Percentage Increase / (Decrease)
Operating expenses	$(4,463)	$(15,714)	(71.6)%	$(35,304)	$(23,331)	51.3%
Change in fair value of derivative liabilities	(614,320)	17,156	(3,680.8)%	(795,718)	(281,263)	182.9%
Gain on divestiture of subsidiary	-	-	n/a	-	11,871	(100.0)%
Interest	(431,979)	(373,649)	15.6%	(1,237,271)	(1,070,150)	15.6%
Stock-based compensation	-	(9,115)	(100.0)%	-	(32,684)	(100.0)%
Net loss	$(1,050,762)	$(381,322)	(175.6)%	$(2,068,293)	$(1,395,557)	48.2%

Revenues

We did not generate any revenue during the three and nine months ended September 30, 2019 and 2018. Due to significant shortage of financial resources, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three-month period ended September 30, 2019, our operating expenses decreased by $10,251 or 71.6% to $4,463 as compared to $15,714 we incurred during the three-month period ended September 30, 2018. The largest expense items during the current period included professional fees of $3,363 (2018 - $9,411), which were mainly associated with maintenance of our patents and patent applications, filing and regulatory fees of $2,750 (2018 - $2,044), and realized gain on foreign exchange, which amounted to $2,230 (2018 - loss of $3,126).

During the nine-month period ended September 30, 2019, our operating expenses totaled $35,304, an increase of $11,974, or 51.3%, as compared to $23,331 we incurred during the nine-month period ended September 30, 2018. The largest expense items during the current nine-month period included professional fees of $20,424 (2018 - $16,945), which were mainly associated with maintenance of our patents and patent applications, filing and regulatory fees of $6,153 (2018 - $7,890), and realized loss on foreign exchange, which amounted to $5,461 (2018 - gain of $5,606).

Other Items

During the three months ended September 30, 2019, we recorded $614,320 loss (2018 - $17,156 gain) on cumulative change in the fair value of the derivative liabilities associated with the warrants we issued to KFBV pursuant to the KF Loans and the conversion feature available under the Third KF Loan Agreement. The cumulative change in fair value of the derivative liabilities consisted of $Nil (2018 - $61,304 gain) we recorded on the fair values of the derivative liabilities associated with the warrants and $614,320 loss (2018 - $44,148) we recorded on fair values of the derivative liability associated with the conversion feature available under the Third KF Loan Agreement.

During the three months ended September 30, 2019, we recorded $399,859 in interest on KF Loans (2018 - $344,482). Further $32,120 in interest expense (2018 - $29,167) was associated with interest accrued on the notes payable we issued to Mr. Norling, KFBV, and other third-party lenders.

During the three months ended September 30, 2018, we recorded $9,115 in stock-based compensation in respect of options to acquire shares of our common stock granted to our chairman of the board of directors. We did not have similar transactions during the three months ended September 30, 2019.

During the nine months ended September 30, 2019, we recorded $795,718 (2018 - $281,263) loss on cumulative change in the fair value of the derivative liabilities associated with the warrants we issued to KFBV pursuant to the KF Loans and the conversion feature available under the Third KF Loan Agreement. The cumulative change in fair value of the derivative liabilities consisted of $69,304 gain (2018 - $69,304) we recorded on the fair values of the derivative liabilities associated with the warrants, and $865,022 loss (2018 - $350,567) we recorded on fair value of the derivative liability associated with the conversion feature available under the Third KF Loan Agreement.

During the nine months ended September 30, 2019, we recorded $1,144,079 (2018 - $985,634) in interest on KF Loans. Further $93,192 (2018 - $84,516) in interest expense was associated with interest accrued on the notes payable we issued to Mr. Norling, KFBV, and other third-party lenders.

During the nine months ended September 30, 2018, we recorded $32,684 in stock-based compensation in respect of options to acquire shares of our common stock granted to our chairman of the board of directors, and recognized $11,871 gain on divestiture of our Swedish subsidiary. We did not have similar transactions during the nine months ended September 30, 2019.

Liquidity and Capital Resources

Our financial position at September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
Current assets	$20,068	$14,865
Current liabilities	18,837,005	16,763,509
Working capital deficit	$(18,816,937)	$(16,748,644)

As of September 30, 2019, we had a cash balance of $905, a working capital deficit of $18,816,937, and cash flows used in operations of $25,890 for the nine months then ended. Of our working capital deficit at September 30, 2019, $58,773 was attributed to the fair value of the derivative liabilities associated with the warrants we issued to KFBV as partial consideration for the KF Loans, and $2,990,532 was attributed to the conversion feature included in the Third KF Loan Agreement. During the nine-month period ended September 30, 2019, we funded our operations with $25,827 we received from KFBV; these advances for working capital accumulate interest at 10% per annum compounded monthly.

As of September 30, 2019, we owed a total of $11,205,836 (2018 - $10,061,757) to KFBV under the terms of the First KF Loan, the Second KF Loan and the Third KF Loan, consisting of (i) $5,900,000 (2018 - $5,900,000) in principal amount of all advances made to that date, (ii) $1,343,113 (2018 - $1,343,113) in accrued interest thereon calculated using the stated interest rate of 10% per annum compounded monthly until January 15, 2017, when all  KF Loans became due and payable, (iii) $3,600,567 (2018 - $2,456,488) in accrued interest at a default rate of interest, which was calculated on $7,243,113 owed and payable on January 15, 2017, and (iv) $362,156 (2018 - $362,156) in financing costs associated with penalty we accrued on an unpaid balance.

During the nine-month period ended September 30, 2019, we did not generate sufficient cash flows from our operating activities to satisfy our cash requirements. Our only significant source of financing during the nine-month period ended September 30, 2019, came from KFBV advances for working capital. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under the KF Loans, which became due and payable on January 15, 2017, and as of the date of the filing of this Form 10-Q are in default.

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

Cash Flows

	Nine Months Ended September 30,
	2019	2018
Cash flows used in operating activities	$(25,890)	$(31,955)
Cash flows provided by financing activities	25,827	27,839
Cash flows provided by investing activities	-	557
Effects of foreign currency exchange	-	(70)
Net decrease in cash during the period	$(63)	$(3,629)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine-month period ended September 30, 2019, was $25,890. This cash was primarily used to cover our cash operating expenses of $30,102 and to increase our prepaid expenses by $5,266; these uses of cash were offset by $8,004 increase in our accounts payable, and $576 and $898 increases in accrued liabilities and amounts due to related parties, respectively.

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

Non-cash Items

During the nine months ended September 30, 2019 and 2018, our net loss was further increased by the following expenses that did not have any impact on cash used in operations:

•$1,237,271 (2018 - $1,070,150) in interest we accrued on our notes and advances payable, of which $1,144,079 (2018 - $985,634) were associated with interest we accrued on the balances payable on the KF Loans which became due and payable on January 15, 2017;

•$795,718 (2018 - $281,263) loss we recorded on revaluation of the derivative liabilities associated with the warrants we issued to KFBV as consideration for the KF Loans and conversion feature included in the Third KF Loan Agreement, as, pursuant to the guidance provided by ASC 815, we must revalue derivative liability at each reporting period based on the value of the underlying variable on the reporting date.

•$5,202 loss (2018 - $5,624 gain) we recorded on changes associated with foreign exchange fluctuations.

In addition to the expenses noted above, during our nine-month period ended September 30, 2018, we recorded $32,684 in stock-based compensation associated with an option to acquire shares of our common stock which we granted to the chairman of our board of directors under the 2014 Plan. We did not have any expenses associated with stock-based compensation during the nine-month period ended September 30, 2019.

Net Cash Provided by Financing Activities

During the nine-month period ended September 30, 2019, KFBV advanced to us $25,827 (2018 - $27,839) for working capital. These advances accumulate interest at 10% per annum and are payable on demand.

As of September 30, 2019, we owed a total of $11,205,836 under KF Loans, consisting of (i) $5,900,000 in principal amount of all advances made to that date, (ii) $1,343,113 in accrued interest thereon calculated using the stated interest rate of 10% per annum, (iii) $3,600,567 in accrued interest at a default rate of interest, and (iv) $362,156 in financing costs associated with late payment fee we accrued on an unpaid balance. The KF Loans became due and payable on January 15, 2017, and at September 30, 2019 were in default; however, we have not been served with a default notice by KFBV.

Going Concern

The notes to our financial statements at September 30, 2019, disclose our uncertain ability to continue as a going concern. As of the date of this Quarterly report on Form 10-Q we have accumulated a deficit of $82,298,631 and additional financing will be required to fund and support our operations.

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

At September 30, 2019, we had $905 in cash on deposit with a large chartered Canadian bank. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Financial Officer and Chairman of our board of directors, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2019. Based on the evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms due to limited segregation of duties and critical shortage of funding.

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

During the quarter ended September 30, 2019, other than noted above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TRITON EMISSION SOLUTIONS INC.

Date:	November 14, 2019	By:	/s/ Robert Kopple
ROBERT KOPPLE
Chairman

Date:	November 14, 2019	By:	/s/ John da Costa
JOHN DA COSTA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)