Form 10-K
period 2019-12-31
Triton Emission Solutions Inc.
filed 2020-03-30
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $153,313 based on the closing price on June 28, 2019.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 30, 2020
common stock - $0.001 par value	88,195,005

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

The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2019, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

As of the date of this Annual Report on Form 10-K we have not been able to achieve profitable operations; our working capital deficit at December 31, 2019, was $18,098,411 and we’ve accumulated a deficit of $81,580,105. As of December 31, 2019, we owed a total of $11,621,004 to KF Business Ventures, LP (“KFBV”), a company controlled by the Chairman of our Board of Directors, under the terms of three separate loan agreements with KFBV, consisting of the full principal amount of all advances made to that date ($5,900,000) plus interest and late payment fees accrued thereon. As of the date of this Annual Report on Form 10-K, the loans are in default. Should KFBV serve us with default notice and request a payment of the amounts owed, we will not be able to continue as a going concern and may be required to file for bankruptcy. Should this happen our investors will most likely lose their investment.

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

A market for emission abatement technologies in the marine industry has emerged due to the introduction of more stringent regulations proposed by International Maritime Organization (“IMO”) in 2008, which came in force on July 1, 2010. These regulations govern sulfur and nitrogen emission levels in Emissions Control Areas (“ECA”). Currently there are two major ECA’s in effect: a European ECA (which includes the Baltic Sea; the North East Atlantic, including the North Sea and waters to the Northwest adjacent to Southern Norway) and a North-American ECA (which includes a 200 mile zone adjacent to North America for specific waters in the Pacific, Atlantic and Gulf coasts of the United States and Canada; and selected waters in the Caribbean adjacent to Puerto Rico and the U.S. Virgin Islands). As of January 1, 2015, the sulfur emission limits for ships operating in both ECA’s were lowered to 0.1% by mass, as compared to 1.0% by mass limit, which was in effect prior to that date. Outside of the ECA’s, global sulfur fuel limits have been reduced from 4.50% to 3.50% in 2012, and to 0.50% in 2020.

China has established a marine sulphur limit of 0.50% applicable to fuel used while at berth in specific ports in the Pearl River Delta Area, the Yangtze River Delta Area, and the Bohai Sea Area.  In 2018, the 0.50% sulphur limit became applicable to all ports within these three areas in China. In 2019, the 0.50% sulphur limit became applicable to all operations with defined emission control area in the Pearl River Delta Area, Yangtze River Delta Area, and the Bohai Sea Area.

In order to meet the regulations for sulphur limits, vessels can use any one of three different compliance options:

•Switch to low-sulfur fuels;

•Convert engines to run on cleaner liquefied natural gas (LNG); or

•Install an exhaust gas scrubber or fuel purification system directly on a ship to decrease the amount of sulfur in regular heavy fuels.

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

We acquired our patent application rights to the Bio Scrubber technology directly from Mr. Norling, our former President and Chief Technical Officer (“CTO”), and current major shareholder.

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

Njord System can be used as a standalone system installed inside a ship’s funnel or in conjunction with our DSOX-20.  Its fairly small size and capability of working in both, open and closed loop modes makes the system versatile for installation on new builds as well as for retrofitting existing vessels. Its unique design does not require addition of any chemicals and results in a minimal back pressure allowing for an extended longevity of a ships’ engine.

Key Product Markets

Our DSOX and Njord Systems (collectively, the “Emission Technologies”) are mainly designed for use within the marine industry, although they can be adapted for use in many other land-based non-marine applications. Due to the relatively small size and light weight of our Emission Technologies, they can be installed on almost any type of marine vessel and can be customized to fit any size engine. Our Emission Technologies can be installed on a ship at any time during the normal operation. However, dry dock would still be preferable for seawater intake and overboard installations. In cases where dry dock is not an option, these installations can be done during dive operations while a ship is in service.

With stringent emission standards of 0.5% sulfur in fuel that came into effect in Europe and worldwide as of January 1, 2020, it is expected that the scrubber market will encompass all ships spending extensive time in international waters as currently it is the most cost-effective solution to complying with the regulations.

Major Customers

We have signed agreements with LMS Ship Management Inc. (“LMS”) and Magical Cruise Company, Limited (“DCL”) for installation of our DSOX Systems.  In addition, we have entered into a binding term sheet agreement with Prestige Cruise Holdings, Inc. (“Prestige”). As of the date of this Annual Report of Form 10-K, the projects contemplated under the above contracts and the term sheet are suspended until we can source sufficient financing.

Competition

The requirement for reduced SOx levels has been enacted since January 1, 2015, and as such the market for emission abatement technologies, such as ours, has been growing rapidly. We are one of the smallest participants in the emission abatement technologies sector and do not represent a competitive presence in the industry.

Distribution and Supply Methods

We are planning to use third party suppliers, with whom we would have to enter into various agreements, for production, as well as installation of our DSOX Systems and other Emission Technologies.

Patent Rights, License Agreements and Royalty Rights

DSOX Technology Rights

The technologies that form the basis of our DSOX Pre-Combustion Fuel Purification System are covered by certain patents.

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

On February 12, 2019, the United States Patent and Trademark Office granted us a patent No. US 10,201,782 B2 entitled Exhaust Gas Scrubber.

Expenditures on Research and Development During the Last Two Fiscal Years

During the years ended December 31, 2019 and 2018, we did not incur any expenses associated with the research and further development of our Emission Technologies.

Number of Total Employees and Number of Full Time Employees

As of the date of this Annual Report, we do not have any employees. We expect to continue to outsource consulting, legal and accounting services to third parties, as well as use services of external manufacturers, installers, marketing and distribution consultants, as we believe that the use of third-party services is most cost-effective for the current level of operations.

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

Our consolidated financial statements included with this Annual Report on Form 10-K were prepared by management and have not been audited by an independent auditing firm.

The consolidated financial statements included in this Annual Report on Form 10-K have not been audited by the Company’s independent auditor and, therefore, do not comply with the requirements specified in Rule 8-02 of Regulation S-X and guidance to Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

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

Our success largely depended on expertise of Mr. Rasmus Norling, our former Chief Technical Officer and an original inventor of our Emission Technologies, as well as Mr. Anders Aasen, our former Chief Executive Officer, who has an extensive business experience with emission abatement technologies specific to marine industry. In February of 2017, Mr. Norling and Mr. Aasen resigned from all positions they held with the Company. These resignations left the Company with no technical expertise and impaired our ability to complete current projects, as well as our ability to identify and secure new customer contracts, and to otherwise manage our business. As of the date of the filing of this Form 10-K we have yet to find successors willing to fill the positions previously held by Mr. Norling and Mr. Aasen, and as such we may have to curtail and even cease our operations.

As of December 31, 2019, we owed $11,621,004 under the terms of the KF Loans. In addition to these amounts, we have other significant short term liabilities. There is no assurance that we will be able to service our debt obligations when due.

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

As of December 31, 2019, we owed a total of $11,621,004 to KFBV under the terms of the KF Loans, consisting of the full principal amount of all advances made to that date ($5,900,000) plus interest and late payment fees accrued thereon. Outstanding principal plus interest under the KF Loans was due on January 15, 2017. As of the date of this Annual Report on Form 10-K, the loans are in default, however, we have not been served with a default notice by KFBV.

Since we are not in position to pay our debt obligations, we will most likely seek to re-negotiate the terms of our debt obligations. Although Mr. Kopple, the Chairman of our Board of Directors, is the principal of KFBV, there is no assurance that we will be able to re-negotiate the terms of the KFBV Loans. If we are unable to re-negotiate the terms of our debt obligations, our business could fail and our investors could lose their investment.

The Third KF Loan Conversion Feature, available under the Third KF Loan, if exercised by KFBV, will result in substantial dilution to our existing shareholders.

The Third KF Loan Conversion Feature, available under the Third KF Loan, if exercised by KFBV, will require us to issue up to 1,829,749,677 shares of our common stock, exceeding the amount of authorized capital the Company can issue. In the event of an exercise, we may decide to seek shareholder approval to increase our authorized capital to accommodate the exercise. The exercise of the Third KF Loan Conversion Feature will result in substantial dilution to our existing shareholders.

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

We have yet to obtain certification that our DSOX and Njord Systems meet current MEPC standards.

Although we have entered into sales contracts with LMS and DCL, and have a term sheet agreement with Prestige for the installation of our DSOX Systems, we have yet to obtain certification that our DSOX System that was installed on board the DCL vessel meets current MEPC standards. In addition, all our projects have been suspended due to the lack of financing. There is no assurance that our Emission Technologies will obtain certification under current MEPC Standards.

Flag Ship Approval under Regulation 4 of Marpol Annex VI is made on a ship by ship basis.

The approval of the emission abatement technologies is made on a ship by ship basis and it is very difficult to receive a type approval for the system prior to installation. We cannot guarantee that our Emission Technologies will receive type approval. Failure to receive type approval could have a significant material impact on the financial results of our Company.

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

Unforeseen complications during the installation of our Emission Technologies can potentially halt ships operation, which could adversely affect our sales, results of operations or cash flows, as well as increase potential for lawsuits filed against us.

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

The demand for our products and services could be affected by several factors, including:

•economic downturns in the markets in which we sell our products;

•competition from other products;

•changes in customer preferences;

•product obsolescence or technological changes that render our products less desirable to use or more expensive to  produce;

•changes in environmental regulations that may make our products illegal to sell and distribute in their present form; and

•inability of our suppliers to obtain materials used in production due to factors such as work stoppages, shortages or supplier plant shutdowns.

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

In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

•economic, political and social instability;

•currency restrictions and exchange rate fluctuations;

•potential submission to the jurisdiction of a foreign court or arbitration panel;

•import and export quotas;

•longer payment cycles and problems collecting accounts receivable;

•potential vessel seizure, terrorist attacks, piracy, kidnapping, the expropriation of assets and other governmental acts;

•pandemics or epidemics that disrupt worldwide trade or the movement of vessels;

•additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act as well as other anti-corruption laws; and

•the imposition of unanticipated or increased taxes, increased environmental and safety regulations or other forms of public and governmental regulation that increase our operating expenses.

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

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

•contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

•contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•contains a toll-free telephone number for inquiries on disciplinary actions;

•defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our business and registered office is located at 1130 West Pender Street, Unit 820, Vancouver, BC V6E 4A4.  Our Chief Financial Officer (“CFO”), Joao (John) da Costa, provides this space free of charge although he is under no obligation to do so.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our properties or assets are the subject of any pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Quotations for our common stock are entered on the OTC Link alternative trading system on the OTCPink marketplace under the symbol “DSOX.” The table below gives the highest and the lowest prices our shares traded at for each fiscal quarter for the last two fiscal years.

High & Low Bids
Period ended	High	Low	Source[1]
December 31, 2019	$0.0065	$0.0026	Yahoo! Finance
September 30, 2019	$0.009	$0.0032	Yahoo! Finance
June 30, 2019	$0.01	$0.0018	Yahoo! Finance
March 31, 2019	$0.009	$0.0011	Yahoo! Finance
December 31, 2018	$0.024	$0.0001	Yahoo! Finance
September 30, 2018	$0.015	$0.005	Yahoo! Finance
June 30, 2018	$0.018	$0.001	Yahoo! Finance
March 31, 2018	$0.015	$0.008	Yahoo! Finance

(1)  Source: DSOX Historical Prices; Triton Emission Solutions Inc. (DSOX) Stock. (2020, March 23). Retrieved March 23, 2020, from https://ca.finance.yahoo.com/quote/DSOX/history?period1=1546300800&period2=1577750400&interval=1d&filter=history&frequency=1d

HOLDERS OF RECORD

As of March 29, 2020, we had approximately 57 holders of record. The number of registered shareholders does not include the beneficial owners of common stock held in street name. The transfer agent for Triton’s common stock is Pacific Stock Transfer Company with an address at 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV 89119 and their telephone number is 702-361-3033.

DIVIDENDS

We have not declared any dividends on our common stock during the past two fiscal years or at any time in our history. Under the provisions of the Delaware General Corporation Law (the “DGCL”), we may only declare dividends:

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

Cautionary Statement of No Auditor Review

The consolidated financial statements included in this Annual Report on Form 10-K have not been audited by the Company’s independent auditor and, therefore, do not comply with the requirements specified in Rule 8-02 of Regulation S-X and guidance to Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

General

The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

Results of Operation

	Years Ended		Percentage
	December 31, 2019	December 31, 2018	Increase / (Decrease)

Operating expenses	$(56,767)	$(27,483)	106.6%
Change in fair value of derivative liabilities	391,919	(127,950)	406.3%
Interest expense	(1,684,919)	(1,457,758)	15.6%
Gain on divestiture of subsidiary	-	11,871	(100.0)%
Stock-based compensation	-	(32,684)	(100.0)%
Net loss	$(1,349,767)	$(1,634,004)	(17.4)%

Revenues

We did not generate any revenue during the years ended December 31, 2019 and 2018. Due to significant shortage of financial resources, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the year ended December 31, 2019, our operating expenses totaled $56,767, an increase of $29,284, or 106.6%, as compared to $27,483 we incurred during the year ended December 31, 2018. The largest expense items during the year ended December 31, 2019 included professional fees of $34,598 (2018 - $28,531), which were mainly associated with maintenance of our patents and patent applications, filing and regulatory fees of $8,017 (2018 - $10,325), and realized loss on foreign exchange, which amounted to $9,248 (2018 - gain of $15,151).

Other Items

During the year ended December 31, 2019, we recorded $391,919 gain  on cumulative change in the fair value of the derivative liabilities associated with the warrants we issued to KFBV pursuant to the KF Loans and the conversion feature available under the Third KF Loan Agreement (2018 - $127,950 loss). The cumulative change in fair value of the derivative liabilities consisted of $96,159 gain (2018 - $29,386) we recorded on the fair values of the derivative liabilities associated with the warrants, and $295,760 gain (2018 - $157,336 loss) we recorded on fair value of the derivative liability associated with the conversion feature available under the Third KF Loan Agreement.

During the year ended December 31, 2019, we recorded $1,559,247 (2018 - $1,343,305) in interest on KF Loans. Further $125,672 (2018 - $114,453) in interest expense was associated with interest accrued on the notes payable we issued to Mr. Norling, KFBV, and to other third-party lenders.

During the year ended December 31, 2018, we recorded $32,684 in stock-based compensation in respect of options to acquire shares of our common stock granted to our chairman of the board of directors, and recognized $11,871 gain on divestiture of our subsidiary incorporated in Sweden. We did not have similar transactions during the year ended December 31, 2019.

Liquidity and Capital Resources

Working Capital

Working capital	December 31, 2019	December 31, 2018

Current assets	$13,605	$14,865
Current liabilities	18,112,016	16,763,509
Working capital deficit	$(18,098,411)	$(16,748,644)

As of December 31, 2019, we had a cash balance of $1,838, a working capital deficit of $18,098,411, of which $31,918 was attributed to the fair value of the derivate liability associated with the warrants we issued to KF Business Ventures LP. as partial consideration for the KF Loans, and $1,829,750 was attributed to the conversion feature included in the Third KF Loan Agreement. During the year ended December 31, 2019, we used $27,855 to support our operating activities which we funded with $28,725 we received from KFBV in advances due on demand and accumulating interest at 10% per year.

As of December 31, 2019, we owed a total of $11,621,004 (2018 - $10,061,757) to KFBV under the terms of the First KF Loan, the Second KF Loan and the Third KF Loan, consisting of (i) $5,900,000 (2018 - $5,900,000) in principal amount of all advances made to that date, (ii) $1,343,113 (2018 - $1,343,113) in accrued interest thereon calculated using the stated interest rate of 10% per annum compounded monthly until January 15, 2017, when all  KF Loans became due and payable, (iii) $4,015,735 (2018 - $2,456,488) in accrued interest at a default rate of interest, which was calculated on $7,243,113 owed and payable on January 15, 2017, and (iv) $362,156 (2018 - $362,156) in financing costs associated with penalty we accrued on an unpaid balance.

During the year ended December 31, 2019, we did not generate sufficient cash flows from our operating activities to satisfy our cash requirements.  Our only significant source of financing during the year ended December 31, 2019, came from KFBV advances. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under the KF Loans, which became due and payable on January 15, 2017, and as of the date of the filing of this Form 10-K are in default.

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

Although Mr. Kopple, the Chairman of our Board of Directors, is the principal of KFBV, there is no assurance that we will be able to obtain additional financing from KFBV, re-negotiate the terms of the KF Loans, or obtain KFBV’s consent to other financing alternatives, if needed.

Cash Flows

	Years Ended December 31,
	2019	2018
Cash flows used in operating activities	$(27,855)	$(39,608)
Cash flows provided by financing activities	28,725	36,170
Cash flows provided by investing activities	-	557
Net increase (decrease) in cash during the year	$870	$(2,881)

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2019, was $27,855. This cash was used to cover our cash operating expenses of $47,791 and was offset by $2,130 decrease in our prepaid expenses, $13,501 increase in our accounts payable, and $3,407 and $898 increases in accrued liabilities and amounts due to related parties, respectively.

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

Non-cash Items

During the years ended December 31, 2019 and 2018, our net loss was further increased by the following expenses that did not have any impact on cash used in operations:

•$1,684,918 (2018 - $1,457,758) in interest we accrued on our notes and advances payable, of which $1,559,247 (2018 - $1,343,304) were associated with interest we accrued on the balances payable on the KF Loans which became due and payable on January 15, 2017;

•$391,919 gain (2018 - $127,950 loss) we recorded on revaluation of the derivative liabilities associated with the warrants we issued to KFBV as consideration for the KF Loans and conversion feature included in the Third KF Loan Agreement, as, pursuant to the guidance provided by ASC 815, we must revalue derivative liability at each reporting period based on the value of the underlying variable on the reporting date.

•$8,977 loss (2018 - $15,774 gain) we recorded on changes associated with foreign exchange fluctuations.

In addition to the expenses noted above, during the year ended December 31, 2018, we recorded $32,684 in stock-based compensation associated with an option to acquire shares of our common stock which we granted to the chairman of our board of directors under the 2014 Plan. We did not have any expenses associated with stock-based compensation during the year ended December 31, 2019.

Net Cash Provided by Financing Activities

During the year ended December 31, 2019, KFBV advanced to us $28,725 (2018 - $36,170) for working capital. These advances accumulate interest at 10% per annum and are payable on demand.

As of December 31, 2019, we owed a total of $11,621,004 under KF Loans, consisting of (i) $5,900,000 in principal amount of all advances made to that date, (ii) $1,343,113 in accrued interest thereon calculated using the stated interest rate of 10% per annum, (iii) $4,015,735 in accrued interest at a default rate of interest, and (iv) $362,156 in financing costs associated with late payment fee we accrued on an unpaid balance. The KF Loans became due and payable on January 15, 2017, and at December 31, 2019 were in default; however, we have not been served with a default notice by KFBV.

Net Cash Provided by Investing Activities

During the year ended December 31, 2018, we divested our Subsidiary in Sweden for a total cash proceeds of $557 (SEK5,000). We did not engage in any investing activities during the year ended December 31, 2019.

Going Concern

The notes to our financial statements at December 31, 2019, disclose our uncertain ability to continue as a going concern. As of the date of this Annual Report on Form 10-K we have accumulated a deficit of $81,580,105, and we are not generating revenue from our emission abatement technologies, therefore additional financing will be required to fund and support our operations.

In February of 2017, majority of our top management resigned from their positions with the Company. Resignations of Mr. Aasen and Mr. Norling have left the Company without technical expertise required for the Company to continue development and marketing of our emission technologies, creating an uncertainty as to our ability to finalize our current projects to install a land-based DSOX Fuel Purification System for LMS, and to install a DSOX System on board of a vessel operated by DCL. These contracts were placed on hold until such time that our technology can be proven through testing. In April 2017 we commissioned Norling Inc. to perform the required tests, which were completed in late June 2017, however, did not yield satisfactory results required to secure a potential contract on installation.

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

Foreign Exchange Risk

We are subject to foreign exchange risk on some purchases which are denominated in Canadian dollars. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the U.S. dollar.  Foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currency result in gains and losses that are reflected in our Statement of Operations. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenue. Conversely, our net revenue will decrease when the U.S. dollar strengthens against foreign currencies. We do not believe that we have any material risk due to foreign currency exchange.

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

At December 31, 2019, we had $1,838 in cash on deposit with a large chartered Canadian bank. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	December 31, 2019	December 31, 2018

ASSETS

Current assets
Cash	$1,838	$968
Prepaids	11,767	13,897
Total assets	$13,605	$14,865

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$479,852	$465,948
Accrued liabilities	43,852	40,445
Wages payable	70,750	70,750
Unearned revenue	2,075,000	2,075,000
Notes and advances payable	1,754,554	1,591,658
Due to related parties	205,336	204,364
Derivative liabilities - warrants	31,918	128,077
Derivative liability - conversion feature	1,829,750	2,125,510
Loans payable	11,621,004	10,061,757
Total liabilities	18,112,016	16,763,509

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 88,195,005 issued and outstanding at December 31, 2019 and 2018	88,195	88,195
Obligation to issue shares	46,410	46,410
Additional paid-in capital	63,343,169	63,343,169
Accumulated deficit	(81,580,105)	(80,230,338)
Accumulated other comprehensive income	3,920	3,920
Total stockholders' deficit	(18,098,411)	(16,748,644)
Total liabilities and stockholders' deficit	$13,605	$14,865

The accompanying notes are an integral part of these unaudited consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	Year Ended December 31,
	2019	2018

General and administrative expenses	$56,767	$27,483
Loss before other items	(56,767)	(27,483)

Other items
Change in fair value of derivative liability	391,919	(127,950)
Gain on divestiture of subsidiary	-	11,871
Interest	(1,684,919)	(1,457,758)
Stock-based compensation	-	(32,684)

Net loss	(1,349,767)	(1,634,004)
Foreign exchange translation	-	5,317
Comprehensive income loss	$(1,349,767)	$(1,628,687)

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	88,195,005	88,195,005

The accompanying notes are an integral part of these unaudited consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	Common shares
	Number of Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total

Balance at December 31, 2017	88,195,005	$88,195	$46,410	$63,309,928	$(78,596,334)	$(1,397)	$(15,153,198)

Stock-based compensation	-	-	-	32,684	-	-	32,684
Divestiture of subsidiary	-	-	-	557	-	-	557
Net loss for the year ended December 31, 2018	-	-	-	-	(1,634,004)	-	(1,634,004)
Translation to reporting currency	-	-	-	-	-	5,317	5,317

Balance at December 31, 2018	88,195,005	88,195	46,410	63,343,169	(80,230,338)	3,920	(16,748,644)

Net loss for the year ended December 31, 2019	-	-	-	-	(1,349,767)	-	(1,349,767)

Balance at December 31, 2019	88,195,005	$88,195	$46,410	$63,343,169	$(81,580,105)	$3,920	$(18,098,411)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	Year Ended December 31,
	2019	2018

Cash flows used in operating activities

Net loss	$(1,349,767)	$(1,634,004)

Adjustments to reconcile net loss to net cash used by operating activities:
Accrued interest	1,684,918	1,457,758
Foreign exchange loss (gain)	8,977	(15,774)
Change in fair value of derivative liability	(391,919)	127,950
Stock-based compensation	-	32,684

Changes in operating assets and liabilities
Prepaids	2,130	(10,857)
Accounts payable	13,501	13,360
Accrued liabilities	3,407	1,369
Wages payable	-	(15,114)
Due to related parties	898	3,020
Net cash used in operating activities	(27,855)	(39,608)

Cash flows from financing activities
Notes and advances payable	28,725	36,170
Net cash provided by financing activities	28,725	36,170

Cash flows provided by investing activities
Divestiture of subsidiary	-	557
Net cash provided by investing activities	-	557

Net increase (decrease) in cash	870	(2,881)
Cash, beginning	968	3,849
Cash, ending	$1,838	$968

Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

TRITON EMISSION SOLUTIONS INC.

NOTES TO THE CONSOLIDATED ANNUAL FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited; Prepared by Management)

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

As of December 31, 2019, the Company had not achieved profitable operations and had a working capital deficit of $18,098,411 and accumulated a deficit of $81,580,105. At December 31, 2019, the Company owed a total of $11,621,004 to KF Business Ventures, LP (“KFBV”), a company controlled by the Company’s Chairman, under the terms of three separate loan agreements with KFBV (Note 5). Should KFBV serve the Company with default notice and request a payment of the amounts owed, the Company may not be able to continue as a going concern and may be required to file for bankruptcy. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

Principles of consolidation

The unaudited consolidated financial statements include the accounts of Triton Emission Solutions Inc. and its wholly-owned subsidiary, Ecolutions Inc. On consolidation, all intercompany balances and transactions are eliminated.

Accounting estimates

The preparation of these unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the fair value of intangible assets, fair value of the derivative liability, useful life and recoverability of equipment, fair value of stock-based compensation, fair value of financial instruments and deferred income tax asset valuation allowances.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As at December 31, 2019, the Company owed $205,336 (2018 - $204,364) to an entity controlled by the Chief Financial Officer (“CFO”) of the Company.

During the year ended December 31, 2019, the Company did not have any transactions with its related parties other than the notes and advances payable (Notes 4 and 5). During the year ended December 31, 2018, the Company recorded $32,684 in stock-based compensation associated with fair value of options issued to a Director and Chairman (Note 7).

NOTE 4 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans outstanding as at December 31, 2019 and 2018:

As at December 31, 2019
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000(1)	8%	$23,993	$50,993
15,000(2)	0%	-	15,000
49,500(3)	7%	44,596	94,096
146,289(4)	6%	36,966	183,255
600,000(5)	6%	176,314	776,314
110,000(6)	15%	52,385	162,385
370,118(7)	10%	102,393	472,511
$1,317,907		$436,647	$1,754,554

As at December 31, 2018
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000(1)	8%	$20,085	$47,085
15,000(2)	0%	--	15,000
49,500(3)	7%	38,252	87,752
139,276(4)	6%	25,059	164,335
600,000(5)	6%	131,214	731,214
110,000(6)	10%	35,885	145,885
341,393(7)	10%	58,994	400,387
$1,282,169		$309,489	$1,591,658

(1)On December 12, 2011, the Company entered into a loan agreement with a third party creditor, whereby the third party creditor agreed to lend to the Company $15,000 in exchange for an unsecured promissory note. On February 13, 2012, the third party creditor entered into a second loan agreement with the Company, whereby the third party creditor agreed to lend to the Company an additional $12,000 in exchange for an unsecured promissory note. The loans accrue interest at a rate of 8%, and are due on demand. During the year ended December 31, 2019, the Company recorded $3,908 in interest expense associated with these loans (2018 - $3,608). As at December 31, 2019, the Company owed $50,993 (2018 - $47,085) under these loans.

(2)On August 14, 2012, the Company entered into a loan agreement with a third party creditor, whereby the third party creditor agreed to lend to the Company $15,000 in exchange for an unsecured non-interest bearing promissory note payable on demand.

(3)In September and October of its Fiscal 2010, the Company entered into a number of loan agreements with a third party creditor, whereby the third party creditor agreed to lend to the Company a total of $34,500 in exchange for unsecured promissory notes. On November 9, 2010, the Company entered into a loan agreement with another third party creditor, whereby the third party creditor agreed to lend to the Company $15,000 in exchange for an unsecured promissory note.

The loans accrue interest at a rate of 7%, and are due on demand. During the year ended December 31, 2019, the Company recorded $6,344 in interest expense associated with the loans from third party creditors (2018 - $5,916). As at December 31, 2019, the Company owed $94,096 (2018 - $87,752) under these loans.

(4)In 2012 the Company entered into series of Loan Agreements with Quarry Bay Capital LLC for a total of CAD$190,000 (the “Quarry Bay Loan”). The Quarry Bay Loan accumulates interest at 6% per annum. As at December 31, 2019, the Company owed $183,255 (2018 - $164,335), including accrued interest of $36,966 (2018 - $25,059) under the Quarry Bay Loan.

(5)On July 28, 2015, and November 6, 2015, the Company entered into two separate bridge loan agreements (the “Norling Loans”) with its major shareholder and former President and CTO, Rasmus Norling. Pursuant to the Norling Loans, Mr. Norling agreed to lend to the Company total of $400,000 in exchange for unsecured promissory notes. On August 31, 2015, the Company entered into a bridge loan agreement with KFBV, whereby KFBV agreed to lend to the Company $200,000 in exchange for an unsecured promissory note (the “KFBV Bridge Loan”).

The Norling Loans and KFBV Bridge Loan accrue interest at a rate of 6% and were due December 31, 2016. During the year ended December 31, 2019, the Company recorded $30,040 in interest expense associated with the Norling Loans (2018 - $28,294) and 15,060 in interest expense associated with the KFBV Bridge Loan (2018 - $14,185). As at December 31, 2019, the Company owed $517,082 (2018 - $487,042) under the Norling Loans and $259,232 (2018 - $244,172) under the KFBV Bridge Loan.

As of December 31, 2019, the Norling Loans and KFBV Bridge Loan are in default, however, the Company has not been served with a default notice.

(6)In September 2016, the Company issued an unsecured promissory note to KFBV for gross proceeds of $110,000 (the “KFBV Note”). As part of the terms of the KFBV Note the Company agreed to grant KFBV the right to offset the cash payable by KFBV to exercise the warrants to purchase shares of the Company’s common stock against the corresponding amount the Company would have to pay for outstanding indebtedness under this KFBV Note.

The KFBV Note has an interest rate of 10% and was due January 15, 2017. Under the terms of the KFBV Note, in the event of default the interest rate increases to 15% per annum until such time that the default is cured. During the year ended December 31, 2019, the Company recorded $16,500 in interest expense associated with the KFBV Note (2018 - $16,500). As at December 31, 2019, the Company owed $162,385 (2018 - $145,885) under the KFBV Note.

As of December 31, 2019, the KFBV Note is in default, however, the Company has not been served with a default notice.

(7)During the year ended December 31, 2019, KFBV advanced the Company an additional $28,725 (2018 - $36,170) for working capital, bringing the total cash advanced for working capital to $370,118 (2018 - $341,393). The working capital advances are unsecured, due on demand and accumulate interest at a rate of 10% per annum compounded monthly. During the year ended December 31, 2019, the Company recorded $43,399 in interest expense associated with these advances (2018 - $35,899). As at December 31, 2019, the Company owed $472,511 (2018 - $400,387) on account of working capital advances it borrowed from KFBV.

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

During the year ended December 31, 2019, the Company recorded $568,229 (2018 - $489,533) in interest expense on the First KF Loan at 15% per annum, the default rate of interest.

At December 31, 2019, the fair value of the derivative liability associated with the warrants issued pursuant to the First KF Loan Agreement was $11,643 (December 31, 2018 - $42,990).

At December 31, 2019 and 2018, the fair values of Amended Warrants, September Warrants, and First Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At December 31, 2019	At December 31, 2018
Expected Warrant Life	1.04 - 1.67 years	2.04 - 2.67 years
Risk-Free Interest Rate	1.58% - 1.59%	2.48% - 2.46%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	32% - 60%	32% - 60%

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

During the year ended December 31, 2019, the Company recorded $636,253 (2018 - $548,140) in interest expense on the Second KF Loan at 15% per annum, the default rate of interest.

At December 31, 2019, the fair value of the derivative liabilities associated with the Second KF Warrants and the Second Extension Warrants was $12,275 (December 31, 2018 - $45,087).

At December 31, 2019 and 2018, the fair values of the Second KF Warrants and Second Extension Warrants were revalued using the Binomial Lattice model using the following assumptions:

	At December 31, 2019	At December 31, 2018
Expected Warrant Life	1.04 - 1.67 years	2.04 - 2.67 years
Risk-Free Interest Rate	1.58% - 1.59%	2.46% - 2.48%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	15% - 60%	15% - 60%

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

During the year ended December 31, 2019, the Company recorded $354,765 (2018 - $305,634) in interest expense on the Third KF Loan at 15% per annum, the default rate of interest.

As a consequence of the Third KF Loan being in default, the conversion price decreased to 50% of the volume weighted average price of the Company’s stock over the last five days of trading immediately preceding the date of exercise. The decrease in price may result in the Company having to issue up to 1,829,749,677 shares of its common stock should KFBV decide to exercise its conversion rights under the Third KF Loan Agreement.

At December 31, 2019, the fair value of the derivative liability associated with the Third KF Warrants and the Third KF Loan Conversion Feature were $8,000 (2018 - $40,000) and $1,829,750 (2018 - $2,125,510), respectively.

At December 31, 2019 and 2018, the fair value of the Third KF Warrants was revalued using the Binomial Lattice model using the following assumptions:

	At December 31, 2019	At December 31, 2018
Expected Warrant Life	1.04 years	2.04 years
Risk-Free Interest Rate	1.59%	2.48%
Expected Dividend Yield	Nil	Nil
Average Expected Stock Price Volatility	60%	60%

At December 31, 2019 and 2018, the fair value of the Third KF Loan Conversion Feature was revalued using the Binomial Lattice model using the following assumptions:

	At December 31, 2019	At December 31, 2018
Amount Eligible for Conversion	$2,561,650	$2,125,510
Share Price	$0.0028	$0.008
Expected Life	on demand	on demand
Risk-Free Interest Rate	1.48%	2.44%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	57%	57%

Summary of KF Loans Payable

A summary of the principal outstanding, accumulated accrued interest, and penalty calculated on KF loans is as follows:

As at December 31, 2019
	Principal Outstanding	Accumulated Accrued Interest	Penalty	Total
First KF Loan Payable	$2,000,000	$2,102,999	$131,978	$4,234,977
Second KF Loan Payable	2,400,000	2,194,200	147,779	4,741,979
Third KF Loan Payable	1,500,000	1,061,649	82,399	2,644,048
	$5,900,000	$5,358,848	$362,156	$11,621,004

As at December 31, 2018
	Principal Outstanding	Accumulated Accrued Interest	Penalty	Total
First KF Loan Payable	$2,000,000	$1,534,770	$131,978	$3,666,748
Second KF Loan Payable	2,400,000	1,557,947	147,779	4,105,726
Third KF Loan Payable	1,500,000	706,884	82,399	2,289,283
	$5,900,000	$3,799,601	$362,156	$10,061,757

Summary of the Derivative Liability - Conversion Feature

A summary of the derivative liability associated with the Conversion Feature under the Third KF Loan Agreement is as follows:

As at December 31, 2019
Fair Value at December 31, 2018		Change on Revaluation at December 31, 2019	Fair Value at September 30, 2019
Third KF Loan Conversion Feature	$ 2,125,510	$(295,760)	$ 1,829,750

As at December 31, 2018
	Fair Value at December 31, 2017	Change on Revaluation at December 31, 2018	Fair Value at December 31, 2018
Third KF Loan Conversion Feature	$ 1,968,174	$157,336	$ 2,125,510

Summary of the Derivative Liabilities - Warrants

A summary of the derivative liabilities associated with the warrants under the KF Loan Agreements and their amendments is as follows:

As at December 31, 2019
	Fair Value at December 31, 2018	Change on Revaluation at December 31, 2019	Fair Value at December 31, 2019
9,254,546 warrants (Amended Warrants and September Warrants)	$37,018	$(27,764)	$9,254
1,194,332 warrants (First Extension Warrants)	5,972	(3,583)	2,389
9,600,000 warrants (Second KF Warrants)	38,400	(28,800)	9,600
1,337,320 warrants (Second Extension Warrants)	6,687	(4,012)	2,675
8,000,000 warrants (Third KF Warrants)	40,000	(32,000)	8,000
Total	$128,077	$(96,159)	$31,918

As at December 31, 2018
	Fair Value at December 31, 2017	Change on Revaluation at December 31, 2018	Fair Value at December 31, 2018
9,254,546 warrants (Amended Warrants and September Warrants)	$46,273	$(9,255)	$37,018
1,194,332 warrants (First Extension Warrants)	7,166	(1,194)	5,972
9,600,000 warrants (Second KF Warrants)	48,000	(9,600)	38,400
1,337,320 warrants (Second Extension Warrants)	8,024	(1,337)	6,687
8,000,000 warrants (Third KF Warrants)	48,000	(8,000)	40,000
Total	$157,463	$(29,386)	$128,077

NOTE 6 - UNEARNED REVENUE

During its fiscal 2013 and 2014, the Company received a total of $2,075,000 in non-refundable deposits on account of the building and installation of its Fuel Purification Systems. In accordance with the Company’s policies, the deposits were recorded as unearned revenue.

NOTE 7 - SHARE CAPITAL

During the years ended December 31, 2019 and 2018, the Company did not have any transactions that resulted in issuance of its common stock.

Warrants

A continuity schedule of warrants is as follows:

	December 31, 2019	December 31, 2018
Warrants, beginning	29,386,198	29,886,198
Warrants, expired	-	(500,000)
Warrants, outstanding	29,386,198	29,386,198

Details of warrants outstanding as at December 31, 2019 are as follows:

Exercise price	Expiry date	Number of warrants outstanding
$0.10	January 15, 2021	26,854,546
$0.10	September 1, 2021	2,531,652
$0.10		29,386,198

At December 31, 2019, the weighted-average remaining contractual life of the outstanding share purchase warrants was 1.10 years.

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

A continuity schedule of warrants is as follows:

	December 31, 2019	December 31, 2018
Options, beginning	2,500,000	2,500,000
Options, expired	(500,000)	-
Options, outstanding	2,000,000	2,500,000

A summary of options is as follows:

Exercise price	Grant date	Number of options outstanding
$0.10	September 8, 2014	2,000,000
		2,000,000

At December 31, 2019, the remaining contractual life of the outstanding options to purchase the shares of the Company’s common stock was 2.19 years.

On September 8, 2014, the Company granted options to acquire up to 2,500,000 shares of the Company’s common stock to a Director (the “Options”). These Options were issued under the 2014 Plan.  The Options vested at a rate of 500,000 shares per year, beginning September 1, 2014, and had initial exercise price of $0.50 per share. The Options expire five years after the vesting date thereof. On December 17, 2015, the Options were repriced to $0.10 in accordance with the provisions under the Stock Option Agreement with the Director. As at December 31, 2019, 500,000 options expired unexercised.

NOTE 8 - INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	December 31, 2019	December 31, 2018
Net loss	$(1,349,767)	$(1,634,004)
Statutory tax rate	21.0%	21.0%
Expected income tax recovery	(283,451)	(343,141)
Permanent differences	82,303	20,006
Change in tax rates	-	243,760
Difference in foreign tax rates	-	119
Change in valuation allowance	(201,148)	(79,256)
Income tax recovery	$--	$--

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	December 31, 2019	December 31, 2018
Deferred income tax assets
Non-capital losses carried forward	$7,272,000	$6,334,130
Intangible asset	6,713,000	7,450,000
Less: Valuation allowance	(13,985,000)	(13,784,298)
Net deferred income tax assets	$--	$--

At December 31, 2019 and 2018, the Company had a deferred tax asset that related to net operating losses. A full valuation allowance has been established; as management believes it is more likely than not that the deferred tax asset will not be realized.

As at December 31, 2019, the Company had net operating loss carry forwards of approximately $34,630,535 (2018 - $30,162,522) to reduce future federal and state taxable income. These losses expire by 2038.

The Company is not currently subject to any income tax examinations by any tax authority. Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our Chief Financial Officer and Chairman of our board of directors, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Financial Officer and Chairman of our board, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Controls over Financial Reporting

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (SOX). Our internal control over financial reporting is a process designed under the supervision of our former Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, it was found that the internal controls cannot be relied upon, due to the limited segregation of duties.

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

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Each of our directors holds office until the earlier of (i) our next annual meeting of our stockholders, (ii) that director’s successor has been elected and qualified, or (iii) that director resigns.  Our executive officers are appointed by our Board of Directors and hold office until he or she resigns or is removed by the Board.

Our management team is listed below:

Name	Position(s)
Joao (John) da Costa	Chief Financial Officer, Treasurer, Corporate Secretary and Director
Robert Kopple	Chairman and Director

Joao (John) da Costa: Mr. da Costa (55) has been our CFO, Treasurer, Corporate Secretary and a member of our Board of Directors since May 2002. Mr. da Costa previously acted as our Chief Executive Officer and President from February 2006 until May 2012. Mr. da Costa has more than twenty years of experience providing bookkeeping and accounting services to both private and public companies and is the founder and president of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003.  In addition to Triton Emission Solutions Inc., Mr. da Costa currently serves as the CFO, Treasurer and a director of Red Metal Resources Ltd., a company reporting under the Exchange Act and engaged in the business of acquiring and exploring mineral claims; Mr. da Costa also currently serves as the CFO, Secretary and a director of Kesselrun Resources Ltd., a Canadian reporting company listed on the TSX Venture Exchange, and a director of Live Current Media, Inc., a company reporting under the Exchange Act.

Robert Kopple: Mr. Kopple (76) was appointed as Chairman of our Board of Directors on September 8, 2014, pursuant to the terms of the Second KF Loan Agreement. Mr. Kopple is an experienced investor, businessman, and lawyer who co-founded the firm Kopple and Klinger in 1992 where he advises and assists clients with complex estate and gift tax issues and issues in the transfer of family wealth and family businesses. Mr. Kopple represents non-citizens and non-residents of the United States in a variety of challenging estate and tax issues.  Prior to co-founding Kopple and Klinger in 1992, Mr. Kopple practiced at a top national law firm in their Los Angeles office.  In addition, Mr. Kopple manages interests in real estate and operating companies. He has provided equity and debt financing for a number of both public and private businesses and serves on the board of directors of several corporations.

Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Triton Emission Solutions Inc. to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, none of Triton’s directors or officers has been:

•a person against whom a bankruptcy petition was filed;

•a general partner or executive officer of any partnership, corporation or business association against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

•convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or commodities trading or banking activities;

•subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of (1) any court of competent jurisdiction, permanently or temporarily enjoining him or otherwise limiting him from acting, or (2) any Federal or State authority barring, suspending or otherwise limiting for more than 60 days his right to act, as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

•found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

•any Federal or State securities or commodities law or regulation, or

•any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

•any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

As of December 31, 2019, we did not have a written audit committee charter or similar document and have not adopted any specific policies or procedures for the engagement of non-audit services.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation received by our Executive Officer for the past two fiscal years:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non- qualified Deferred Compensation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
John da Costa CFO, Treasurer and Secretary	2019 2018	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at December 31, 2019, we did not have any equity awards granted to our named executive officer.

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

Executive Officer Employment / Consulting Agreements

As at December 31, 2019, there are no employment agreement between us and our named executive officer, and there are no employment agreement or other compensating plan or arrangement with regard to the named executive officer which provides for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Triton or from a change in the named executive officer’s responsibilities following a change in control.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our December 31, 2019, fiscal year, other than director who was also named executive officers as that term is defined in Item 402(m)(2).  Compensation paid to the director who was also named executive officer during our December 31, 2019 fiscal year is set out in the table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert C. Kopple(1)	nil	nil	nil	nil	nil	nil	nil

(1)On September 8, 2014, we issued to Mr. Kopple options to purchase up to 2,500,000 shares of our common stock under our 2014 Stock Option Plan (the “Kopple Options”). The Kopple Options vested at a rate of 500,000 shares per year, beginning September 1, 2014. The initial exercise price of the Kopple Options was $0.50 per share, subject to adjustment in the event that we subsequently issue any shares of our common stock or any options, warrants, convertible instruments or similar instruments at a purchase, exercise or conversion price less than $0.50 per share. Under our Third KF Loan Agreement, we issued warrants for the purchase of shares of our common stock exercisable at $0.10 per share to KFBV. Mr. Kopple is the principal of KFBV. As a result of the issuance of these warrants, the exercise price of the Kopple Options was automatically reduced to $0.10 per share. The Kopple Options expire five years after the vesting date thereof. As at December 31, 2019, 500,000 options to acquire shares of our common stock expired unexercised, leaving 2,000,000 options available for exercise.

Other than the options granted to Mr. Kopple, we do not have any compensation arrangements with Mr. Kopple for acting as a member of our Board of Directors and as our Chairman.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following tables set forth certain information concerning the number of shares of our common stock owned beneficially as of March 30, 2020 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following tables does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of March 30, 2020, there were 88,195,005 shares of our common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners (more than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	KF Business Ventures, LP 10866 Wilshire Boulevard Suite 1500 Los Angeles, California 90024	1,868,302,542(1)	95.9%
Common Stock	Kopple Financial, Inc. 10866 Wilshire Boulevard Suite 1500 Los Angeles, California 90024	1,868,302,542 (1)	95.9%
Common Stock	Robert C. Kopple 10866 Wilshire Boulevard, Suite 1500 Los Angeles, California 90024	1,870,302,542 (1)(2)	95.9%
Common Stock	Rasmus Norling(1) 2067 Calle Espana Apt. 2 San Juan, Puerto Rico 09011	20,350,000	23.1%
Common Stock	Mitchell R. Miller(1) 103 De Diego Avenue Unit 601 San Juan, PR 00911-3529	20,350,000	23.1%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	John da Costa 820 -1130 Pender Street West Vancouver, BC V6E 4A4	nil	nil%
Common Stock	Robert Kopple 10866 Wilshire Boulevard, Suite 1500, Los Angeles, California 90024	1,870,302,542 (1)(2)	95.9%
Common Stock	Directors and Executive Officers (as a group)	1,870,302,542	95.9%

(1)KF Business Ventures, LP (“KFBV”) is the direct beneficial owner of 1,868,302,542 shares of our common stock. Kopple Financial, as the sole general partner of KFBV, and Mr. Kopple, as the sole executive officer and sole director of Kopple Financial, are the indirect beneficial owners of our securities held directly by KFBV, with shared voting and dispositive power over those securities.  The shares beneficially owned by KFBV consist of (i) 9,166,667 shares of our common stock held directly by KFBV; (ii) 26,854,546 shares issuable upon exercise of warrants to purchase shares of our  common stock at a price of $0.10 per share, expiring January 15, 2021 (the First KF Loan Warrants, Second KF Loan Warrants and Third KF Loan Warrants); (iii) warrants to purchase up to 2,531,652 shares of the Issuer’s common stock at a price of $0.10 per share, expiring September 1, 2021 (the First KF Loan Extension Warrants and the Second KF Loan Extension Warrants); and (iv) 1,829,749,677 shares issuable upon the exercise of conversion rights under the Third KF Loan in the aggregate amount of $ 2,561,650, consisting of $1,500,000 in principal and $ 1,061,650 in interest accrued thereon convertible at a price of $0.0014. The Third KF Loan matured on January 15, 2017 and as of the date of this Annual Report on Form 10-K is in default. The number of shares listed as being acquirable by KFBV upon exercise of the conversion rights associated with the Third KF Loan is calculated as of December 31, 2019, and does not include shares issuable upon the conversion of interest during the period subsequent to December 31, 2019. The Company’s authorized capital consists of 200,000,000 common shares and 5,000,000 preferred shares. Should KFBV decide to exercise its conversion rights under the Third KF Loan we may need to seek shareholder approval to increase our authorized capital to accommodate the exercise.

(2)The shares beneficially owned by Mr. Kopple include (i) the shares beneficially owned by KFBV; (ii) options to purchase up to 500,000 shares of our common stock exercisable at a price of $0.10 per share, expiring September 1, 2020, (iii) options to purchase up to 500,000 shares of our common stock exercisable at a price of $0.10 per share, expiring September 1, 2021, (iv) options to purchase up to 500,000 shares of our common stock exercisable at a price of $0.10 per share, expiring September 1, 2022, and (v) options to purchase up to 500,000 shares of our common stock exercisable at a price of $0.10 per share, expiring September 1, 2023.

Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of December 31, 2019, our most recent fiscal year end:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders(1)	2,100,000	$0.11	11,200,000

(1)Includes options and warrants to purchase up to 100,000 shares of our common stock outside of our 2014 Stock Option Plan.

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

A total of 13,200,000 shares of our common stock are available for issuance under the 2014 Plan.  The total number of shares available for issuance under the 2014 Plan may be increased by resolution of the Board, provided that the maximum number of shares that may be optioned and sold under the 2014 Plan does not, at any time, exceed 15% of the outstanding shares of our common stock.

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

Options and Warrants Granted to Consultants Outside of 2014 Plan

On July 23, 2013, we entered into a six-month consulting agreement for a total of $30,000. This contract may be settled by issuance of 100,000 shares of our common stock. As of the date of this Annual Report, these shares have not yet been earned or issued.

Changes in Control

We are not aware of any arrangements that may result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Our common stock is quoted on the OTC Link alternative trading system on the OTCPink marketplace, which does not have director independence requirements.  In determining whether any of our directors are independent, we have applied the definition of “independent director” in Section 803 of the NYSE MKT Company Guide.  We have determined that, under that definition, as of the date of this Annual Report on Form 10-K, none of our directors is independent.

Transactions with Related Persons

Since January 1, 2019, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Loans from KF Business Ventures, LP

We are party to three separate Loan Agreements with KF Business Ventures, LP (“KFBV”). Mr. Kopple, our Chairman and a member of our Board of Directors, is the principal of KFBV.  As of December 31, 2019, we owed a total of $11,621,004 to KFBV under the terms of the KF Loans, consisting of the full principal amount of all advances made to that date plus accrued interest thereon.  A detailed description of the KF Loans is provided under Item 7 of this Annual Report on Form 10-K.

Note Payable to KF Business Ventures

In September 2016, we issued an unsecured promissory note to KFBV for gross proceeds of $110,000 (the “KFBV Note”). As part of the terms of the KFBV Note we agreed to grant KFBV the right to offset the cash payable by KFBV to exercise the warrants to purchase shares of the Company’s common stock against the corresponding amount the Company would have to pay for outstanding indebtedness under this KFBV Note. The KFBV Note has an interest rate of 10% and was due January 15, 2017. During the year ended December 31, 2019, we recorded $16,500 in interest expense associated with the KFBV Note. As of the date of the filing of this Annual Report on Form 10-K the KFBV Note is in default, however, we have not been served with a default notice by KFBV.

Bridge Loans from KF Business Ventures, LP and Rasmus Norling

During the year ended December 31, 2015, we entered into several bridge loan agreements with KFBV and Mr. Rasmus Norling, our major shareholder and former President and CTO. Pursuant to the bridge loans, KFBV agreed to lend to us $200,000 and Mr. Norling agreed to lend to us $400,000. The principal amounts accumulate interest at 6% per annum compounded monthly and were due on December 31, 2016, as amended. During the year ended December 31, 2019, we recorded $15,060 in interest expense associated with KFBV Bridge Loan and $30,040 in interest expense associated with Norling Bridge Loans. As of the date of the filing of this Annual Report on Form 10-K the KFBV and Norling Bridge Loans are in default, however, we have not been served with default notices by KFBV or Mr. Norling.

Advances Received from KF Business Ventures

During the year ended December 31, 2019, KFBV advanced us an additional $28,725 for working capital. The advances are unsecured, due on demand and accumulate interest at a rate of 10% per annum compounded monthly. During the year ended December 31, 2019, we recorded $43,399 in interest expense associated with these advances. As at December 31, 2019, we owed $472,511 on account of advances we borrowed from KFBV.

Administrative and Accounting Services from Da Costa Management Corp.

Da Costa Management Corp. provides us administrative and accounting services.  Joao (John) da Costa, our Chief Financial Officer, Treasurer, Secretary and a member of our Board of Directors is the principal of Da Costa Management Corp. During the year ended December 31, 2019, Da Costa Management did not bill us for the services they’ve provided to us.  As of December 31, 2019, we were indebted to Da Costa Management Corp. in the amount of $205,336 for unpaid fees.

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

2019 - $nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2018 - $nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Triton Emission Solutions’ financial statements and are not reported in the preceding paragraph:

2019 - $nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2018 - $nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2019 - $nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2018 - $nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2019 - $nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2018 - $nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Approval Policies and Procedures

We do not have a separately standing audit committee.  As such, our entire board of directors acts as our audit committee. Our Board of Directors annually reviews the qualifications of our principal accountant and approves their engagement as our principal accountant prior to their engagement.  All of the non-audit services provided by our principal accountant were either pre-approved by our Board of Directors prior to engagement of the principal accountant for those services, or were approved by our Board of Directors prior to completion of their audit of our annual financial statements.  Fees paid for non-audit services in 2019 and 2018 constituted less than 5% of total fees paid to our principal accountants in those years.

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

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Certificate of Incorporation - Name Change to Artescope Inc.(1)
3.3	Certificate of Amendment to Certificate of Incorporation - Name Change to GlobeTrac Inc.(2)
3.4	Certificate of Amendment to Certificate of Incorporation - Name Change to Poly Shield Technologies Inc.(3)
3.5	Certificate of Amendment to Certificate of Incorporation - Name Change to Triton Emission Solutions Inc.(4)
3.6	Bylaws.(1)

Exhibit Number	Description of Exhibit
10.1	Termination and Transfer Agreement dated for reference November 1, 2004, among the Company, Global Axxess Corporation Limited, WebTech Wireless International and WebTech Wireless Inc.(5)
10.2	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $40,000 between the Company and Quarry Bay Capital LLC.(3)
10.3	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $100,000 between the Company and Quarry Bay Capital LLC.(3)
10.4	Loan Agreement dated June 29, 2012, in respect of the principal sum of CDN $50,000 between the Company and Quarry Bay Capital LLC.(3)
10.5	Employment Agreement between Rasmus Norling and Poly Shield Technologies Inc. dated December 1, 2012. (6)
10.6	U.S. Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(7)
10.7	European Patent Assignment Agreement dated January 12, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(7)
10.8	Share Purchase Agreement dated January 31, 2013, between Rasmus Norling and Poly Shield Technologies Inc.(8)
10.9	Collaboration Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(8)
10.10	Master Distributor Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS.(8)
10.11	License Agreement dated November 15, 2012, between Ecolutions, Inc. and Green Tech Marine AS. (8)
10.12	Sales and Purchase Agreement dated July 18, 2013 between LMS Shipmanagement, Inc. and Poly Shield Technologies Inc.(9)
10.13	Term Sheet Agreement dated August 16, 2013 between Prestige Cruise Holdings, Inc., and Poly Shield Technologies Inc. (10)
10.14	Addendum to December 1, 2012 Employment Agreement, dated effective as of December 30, 2013. (11)
10.15	Letter Agreement dated January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (12)
10.16	Loan Agreement dated as of January 15, 2014 between Poly Shield Technologies Inc. and KF Business Ventures, LP. (13)
10.17	Addendum No. 2 to December 1, 2012 Employment Agreement, dated effective as of February 28, 2014. (14)
10.18	Technology Transfer Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (15)
10.19	Management Consulting Agreement between Paer Tomas Rasmus Norling and Poly Shield Technologies Inc. dated effective as of March 10, 2014. (15)
10.20	Amendment No. 1 to Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated effective as of March 10, 2014. (15)
10.21	Purchase and Services Agreement between Magical Cruise Company, Limited and Poly Shield Technologies Inc. dated effective as of April 15, 2014.(16)
10.22	Loan Agreement between Poly Shield Technologies Inc. and KF Business Ventures, LP dated July 28, 2014. (17)
10.23	Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 3, 2014. (18)
10.24	Amendment No. 2 to that Loan Agreement dated January 15, 2014 between the Triton Emission Solutions Inc. and KF Business Ventures LP dated effective July 29, 2014.(19)
10.25	2014 Stock Option Plan.(19)
10.26	Non-Qualified Stock Option Agreement for Robert C. Kopple dated September 8, 2014.(19)

Exhibit Number	Description of Exhibit
10.27	Amendment No. 1 to Sales and Purchase Agreement dated as of January 12, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc.(20)
10.28	Employment Agreement dated March 6, 2015, and effective as of March 23, 2015, between Anders Aasen and Triton Emission Solutions Inc.(21)
10.29	Loan Agreement dated July 28, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(22)
10.30	Loan Agreement dated August 31, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and KF Business Ventures LP.(23)
10.31	Consulting Agreement between Robert Lipp and Triton Emission Solutions Inc. dated effective as of September 4, 2015.(24)
10.32	Amendment No. 2 to Sales and Purchase Agreement dated as of November 5, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc. (25)
10.33	Loan Agreement dated November 6, 2015, in respect of the principal sum of $200,000 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling.(26)
10.34	Amendment to Sales and Purchase Agreement dated as of December 1, 2015 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc. (25)
10.35	Letter Agreement dated December 17, 2015 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(27)
10.36	Loan Agreement dated January 8, 2016 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(28)
10.37

Amendment Agreement to those loan agreements dated as of January 15, 2014, July 28, 2014, and August 31, 2015 between Triton Emission Solutions Inc. and KF Business Ventures, LP dated January 8, 2016.(28)

10.38	Amendment Agreement to those loan agreements dated July 28, 2015 and November 6, 2015 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling dated January 8, 2016.(28)
10.39	Promissory Note dated September 13, 2016, in respect of the principal sum of $110,000 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(29)
10.40	Amendment No. 3 to Sales and Purchase Agreement dated as of December 22, 2016 between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc. (30)
10.41	Executive Recruitment Retained Search Agreement dated as of August 8, 2018 between Flagship Management LLC. and Triton Emission Solutions Inc. (22)
14.1	Code of Ethics(2)
21.1	List of Subsidiaries
31.1	Certification of Chairman of the board of directors of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)Filed as an exhibit to our Registration statement on Form SB-2 filed on August 2, 2001.

(2)Filed as an exhibit to our Quarterly Report on Form 10-KSB filed on April 15, 2003.

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

(29)Filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 21, 2016.

(30)Filed as an exhibit to our Annual Report on Form 10-K filed on April 14, 2017.

(31)Filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 14, 2018.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Triton Emission Solutions Inc. has caused this report to be signed on their behalf by the undersigned duly authorized persons.

TRITON EMISSION SOLUTIONS INC.

Date:	March 30, 2020	By:	/s/ Robert Kopple
ROBERT KOPPLE
Chairman of the Board of Directors

Date:	March 30, 2020	By:	/s/ John da Costa
JOHN DA COSTA
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Triton Emission Solutions Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ John da Costa	Chief Financial Officer,	March 30, 2020
John da Costa	(Principal Accounting Officer, ) Corporate Secretary, Treasurer and Member of the Board of Directors

/s/ Robert C. Kopple	Chairman	March 30, 2020
Robert C. Kopple	and Member of the Board of Directors