Form 10-Q
period 2020-03-31
Triton Emission Solutions Inc.
filed 2020-05-11
CIK 1143238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 11, 2020, the Registrant had 88,195,005 shares of common stock outstanding.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited interim condensed consolidated financial statements have not been reviewed by the Company’s independent auditor. They have been prepared by management in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that can be expected for the year ending December 31, 2020.

Unless the context otherwise requires, all references in this report to “Triton,” “the Company,” “we,” “us,” or “our” are to Triton Emission Solutions Inc., collectively with its subsidiary Ecolutions, Inc.

TRITON EMISSION SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	March 31, 2020	December 31, 2019

ASSETS

Current assets
Cash	$2,389	$1,838
Prepaids	7,621	11,767
Total assets	$10,010	$13,605

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$596,312	$594,454
Unearned revenue	2,075,000	2,075,000
Notes and advances payable	1,772,540	1,754,554
Due to related parties	205,206	205,336
Derivative liabilities - warrants	29,387	31,918
Derivative liability - conversion feature	2,532,045	1,829,750
Loans payable	12,047,322	11,621,004
Total liabilities	19,257,812	18,112,016

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 common shares authorized, 88,195,005 issued and outstanding at March 31, 2020 and December 31, 2019	88,195	88,195
Obligation to issue shares	46,410	46,410
Additional paid-in capital	63,343,169	63,343,169
Accumulated deficit	(82,729,496)	(81,580,105)
Accumulated other comprehensive income	3,920	3,920
Total stockholders' deficit	(19,247,802)	(18,098,411)
Total liabilities and stockholders' deficit	$10,010	$13,605

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	Three Months Ended March 31,
	2020	2019

General and administrative expenses	$7,122	$18,100
Loss before other items	(7,122)	(18,100)

Other items
Change in fair value of derivative liabilities	(699,764)	(437,258)
Foreign exchange gain (loss)	16,813	(3,769)
Interest	(459,318)	(393,108)

Net and comprehensive loss	$(1,149,391)	$(852,235)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	88,195,005	88,195,005

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	Common shares
	Number of Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2018	88,195,005	$88,195	$46,410	$63,343,169	$(80,230,338)	$3,920	$(16,748,644)

Net loss for the period ended March 31, 2019	-	-	-	-	(852,235)	-	(852,235)

Balance at March 31, 2019	88,195,005	88,195	46,410	63,343,169	(81,082,573)	3,920	(17,600,879)

Net loss for the period ended December 31, 2019	-	-	-	-	(497,532)	-	(497,532)

Balance at December 31, 2019	88,195,005	88,195	46,410	63,343,169	(81,580,105)	3,920	(18,098,411)

Net loss for the period ended March 31, 2020	-	-	-	-	(1,149,391)	-	(1,149,391)

Balance at March 31, 2020	88,195,005	$88,195	$46,410	$63,343,169	$(82,729,496)	$3,920	$(19,247,802)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(EXPRESSED IN US DOLLARS)

(Unaudited, Prepared by Management)

	Three Months Ended March 31,
	2020	2019

Cash flows used in operating activities

Net loss	$(1,149,391)	$(852,235)

Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	459,318	393,108
Foreign exchange loss (gain)	(16,803)	3,801
Change in fair value of derivative liabilities	699,764	437,258

Changes in operating assets and liabilities
Prepaids	4,146	5,761
Accounts payable and accrued liabilities	2,905	2,953
Net cash used in operating activities	(61)	(9,354)

Cash flows provided by financing activities
Notes and advances payable	612	9,392
Net cash provided by financing activities	612	9,392

Net increase in cash	551	38
Cash, beginning	1,838	968
Cash, ending	$2,389	$1,006

Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TRITON EMISSION SOLUTIONS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Basis of presentation

The unaudited interim condensed consolidated financial statements included herein have been prepared by, and are the responsibility of, the Company’s management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Due to a weak financial condition, the Company has not been able to retain an independent auditor to perform a review of these unaudited interim consolidated financial statements. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the unaudited consolidated financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2019. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, these unaudited interim condensed consolidated financial statements and the related notes should be read in conjunction with the Company’s unaudited consolidated financial statements for the year ended December 31, 2019, included in the Company’s report on Form 10-K.

Reclassifications

Certain prior period amounts in the accompanying unaudited interim condensed consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Going concern

The accompanying unaudited, management-prepared, interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations.

As of March 31, 2020, the Company had not achieved profitable operations and had a working capital deficit of $19,247,802 and accumulated a deficit of $82,729,496. In addition, as of March 31, 2020, the Company owed a total of $12,047,322 to KF Business Ventures, LP (“KFBV”), an entity controlled by the Company’s Chairman, under the terms of three separate loan agreements with KFBV (Note 4). Should KFBV serve the Company with default notice and request a payment of the amounts owed, the Company may not be able to continue as a going concern and may be required to file for bankruptcy. The likelihood and outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

These unaudited interim condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

As at March 31, 2020, the Company owed $205,206 (2019 - $205,336) to an entity controlled by the Chief Financial Officer (“CFO”) of the Company.

During the three-month periods ended March 31, 2020 and 2019, the Company did not have any transactions with its related parties other than the interest accrued on notes and advances payable, and borrowing funds to support the Company’s operations (Notes 3 and 4).

NOTE 3 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans outstanding as at March 31, 2020 and December 31, 2019:

As at March 31, 2020
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000(1)	8%	$25,017	$52,017
15,000(2)	0%	-	15,000
49,500(3)	7%	46,248	95,748
133,925(4)	6%	36,365	170,290
600,000(5)	6%	187,984	787,984
110,000(6)	15%	56,499	166,499
370,730(7)	10%	114,272	485,002
$1,306,155		$466,385	$1,772,540

As at December 31, 2019
Principal Outstanding	Interest Rate per Annum	Accrued Interest	Total
$27,000(1)	8%	$23,993	$50,993
15,000(2)	0%	-	15,000
49,500(3)	7%	44,596	94,096
146,289(4)	6%	36,966	183,255
600,000(5)	6%	176,314	776,314
110,000(6)	15%	52,385	162,385
370,118(7)	10%	102,393	472,511
$1,317,907		$436,647	$1,754,554

(1)On December 12, 2011, the Company entered into a loan agreement with a third-party creditor for a $15,000 loan in exchange for an unsecured promissory note. On February 13, 2012, the Company borrowed an additional $12,000 from the same creditor in exchange for an unsecured promissory note. The loans accrue interest at a rate of 8% and are due on demand. During the three-month period ended March 31, 2020, the Company recorded $1,024 in interest expense associated with these loans (2019 - $935). As at March 31, 2020, the Company owed $52,017 (2019 - $50,993) under these loans.

(2)On August 14, 2012, the Company entered into a loan agreement with a third-party creditor for a $15,000 loan in exchange for an unsecured non-interest bearing promissory note payable on demand. As at March 31, 2020, and December 31, 2019 the Company continued to owe the full amount under the promissory note.

(3)In September and October of its Fiscal 2010, the Company entered into a number of loan agreements with a third-party creditor for a total of $34,500 in exchange for unsecured promissory notes. On November 9, 2010, the Company entered into a loan agreement with another third-party creditor for a $15,000 in exchange for an unsecured promissory note.

The above loans accrue interest at a rate of 7% and are due on demand. During the three-month period ended March 31, 2020, the Company recorded $1,652 in interest expense associated with these loans (2019 - $1,524). As at March 31, 2020, the Company owed a total of $95,748 (2019 - $94,096) to third party creditors under the 7% loans.

(4)In 2012 the Company entered into series of Loan Agreements with Quarry Bay Capital LLC for a total of CAD$190,000 (the “Quarry Bay Loan”). The Quarry Bay Loan accumulates interest at 6% per annum and is payable on demand. During the three-month period ended March 31, 2020, the Company recorded $2,661 in interest expense associated with the Quarry Bay Loan (2019 - $2,507). As at March 31, 2020, the Company owed $170,290 (2019 - $183,255) under the Quarry Bay Loan.

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

The Norling Loans and KFBV Bridge Loan accrue interest at a rate of 6% and were due December 31, 2016. During the three-month period ended March 31, 2020, the Company recorded $7,773 in interest expense associated with the Norling Loans (2019 - $7,241) and $3,897 in interest expense associated with the KFBV Bridge Loan (2019 - $3,630). As at March 31, 2020, the Company owed $524,855 (2019 - $517,082) under the Norling Loans and $263,129 (2019 - $259,232) under the KFBV Bridge Loan.

As of March 31, 2020, the Norling Loans and KFBV Bridge Loan are in default, however, the Company has not been served with a default notice.

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

The KFBV Note had an interest rate of 10% and was due January 15, 2017. Under the terms of the KFBV Note, in the event of default the interest rate increases to 15% per annum until such time that the default is cured. During the three-month period ended March 31, 2020, the Company recorded $4,114 in interest expense associated with the KFBV Note (2019 - $4,068). As at March 31, 2020, the Company owed $166,499 (2019 - $162,385) under the KFBV Note.

As of March 31, 2020, the KFBV Note is in default, however, the Company has not been served with a default notice.

(7)During the three-month period ended March 31, 2020, KFBV advanced the Company an additional $612 (2019 - $9,392) for working capital, bringing the total cash advanced for working capital to $370,730 (2019 - $370,118). The working capital advances are unsecured, due on demand and accumulate interest at a rate of 10% per annum compounded monthly. During the three-month period ended March 31, 2020, the Company recorded $11,879 in interest expense associated with these advances (2019 - $10,166). As at March 31, 2020, the Company owed $485,002 (2019 - $472,511) on account of working capital advances it borrowed from KFBV.

NOTE 4 - KFBV LOANS AND DERIVATIVE LIABILITY

The tables below summarize the details of the loans payable to KFBV under three separate loan agreements the Company entered into with KFBV during its fiscal 2014 and 2015:

As at March 31, 2020
	Principal Outstanding	Accumulated Accrued Interest	Penalty	Total
First KF Loan Payable	$2,000,000	$2,258,360	$131,978	$4,390,338
Second KF Loan Payable	2,400,000	2,368,160	147,779	4,915,939
Third KF Loan Payable	1,500,000	1,158,646	82,399	2,741,045
	$5,900,000	$5,785,166	$362,156	$12,047,322

As at December 31, 2019
	Principal Outstanding	Accumulated Accrued Interest	Penalty	Total
First KF Loan Payable	$2,000,000	$2,102,999	$131,978	$4,234,977
Second KF Loan Payable	2,400,000	2,194,200	147,779	4,741,979
Third KF Loan Payable	1,500,000	1,061,649	82,399	2,644,048
	$5,900,000	$5,358,848	$362,156	$11,621,004

First KF Loan Payable

At March 31, 2020, the Company owed KFBV a total of $4,390,338 under a loan agreement dated for reference February 11, 2014, as amended on March 10, 2014, September 8, 2014, and on December 17, 2015 (the “First KF Loan”). The principal under the First KF Loan accumulated interest at 10% per annum compounded monthly. The Company did not repay the First KF Loan on January 15, 2017, its amended maturity date, therefore as of January 15, 2017, the interest rate increased to 15%, the default rate  of interest, and the Company recorded a penalty of $131,978, representing 5% of the full balance due under the First KF Loan on its maturity.

During the three months ended March 31, 2020, the Company recorded $155,361 (2019 - $132,355) in interest expense on the First KF Loan.

In consideration for the First KF Loan, as amended, the Company issued to KFBV non-transferrable share purchase warrants to purchase an aggregate of 10,448,878 shares of its common stock at an exercise price of $0.10 per share, as amended. Warrants for 9,254,546 expire on January 15, 2021, and warrants for 1,194,332 shares expire on September 1, 2021 (the “First KF Warrants”). The First KF Warrants include a down-round provision whereby the exercise price of the First KF Warrants could be adjusted to the lowest offering price of any options, warrants or shares issued subsequent to the issuance of the First KF Warrants; in case of the Company defaulting on repayment of the First KF Loan, the First KF Warrants can be exercised at a 50% discount to volume weighted average price of the common stock of the Company over the five trading days preceding the date of exercise.

The First KF Warrants were determined to be a derivative under ASC 815. At March 31, 2020, the fair value of the derivative liability associated with the First KF Warrants was $10,449 (December 31, 2019 - $11,643), and was determined using the Binomial Lattice model using the following assumptions:

	At March 31, 2020	At December 31, 2019
Share Price	$0.0021	$0.0028
Expected Warrant Life	0.79 and 1.42 years	1.04 and 1.67 years
Risk-Free Interest Rate	0.17%	1.58% and 1.59%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	32% and 60%	32% and 60%

Second KF Loan Payable

At March 31, 2020, the Company owed KFBV a total of $4,915,939 under a loan agreement dated for reference July 28, 2014, as amended on December 17, 2015 (the “Second KF Loan”). The principal under the Second KF Loan accumulated interest at 10% per annum compounded monthly. The Company did not repay the Second KF Loan on January 15, 2017, its amended maturity date, therefore as of January 15, 2017, the interest rate increased to 15%, the default rate  of interest, and the Company recorded a penalty of $147,779, representing 5% of the full balance due under the Second KF Loan on its maturity.

During the three months ended March 31, 2020, the Company recorded $173,960 (2019 - $148,200) in interest expense on the Second KF Loan at 15% per annum, the default rate of interest.

In consideration for the Second KF Loan, as amended, the Company issued to KFBV non-transferrable share purchase warrants to purchase an aggregate of 10,937,320 shares of its common stock at an exercise price of $0.10 per share, as amended. Warrants for 9,600,000 expire on January 15, 2021, and warrants for 1,337,320 shares expire on September 1, 2021 (the “Second KF Warrants”). The Second KF Warrants include a down-round provision whereby the exercise price of the Second KF Warrants could be adjusted to the lowest offering price of any options, warrants or shares issued subsequent to the issuance of the Second KF Warrants; in case of the Company defaulting on repayment of the  Second KF Loan, the Second KF Warrants can be exercised at a 50% discount to volume weighted average price of the common stock of the Company over the five trading days preceding the date of exercise.

The Second KF Warrants were determined to be a derivative under ASC 815. At March 31, 2020, the fair value of the derivative liability associated with the Second KF Warrants was $10,938 (December 31, 2019 - $12,275), and was determined using the Binomial Lattice model using the following assumptions:

	At March 31, 2020	At December 31, 2019
Share Price	$0.0021	$0.0028
Expected Warrant Life	0.79 and 1.42 years	1.04 and 1.67 years
Risk-Free Interest Rate	0.17%	1.58% and 1.59%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	15% and 60%	15% and 60%

Third KF Loan Payable

At March 31, 2020, the Company owed KFBV a total of $2,741,045 under a loan agreement dated for reference January 8, 2016 (the “Third KF Loan”). The principal under the Third KF Loan accumulated interest at 10% per annum compounded monthly. The Company did not repay the Third KF Loan on January 15, 2017, its maturity date, therefore as of January 15, 2017, the interest rate increased to 15%, the default rate  of interest, and the Company recorded a penalty of $82,399, representing 5% of the full balance due under the Third KF Loan on its maturity. The Third KF Loan may be converted into shares of the Company’s common stock at a conversion price of $0.10 per share (the “Third KF Loan Conversion Feature”). In case of default, the conversion price is calculated based on a 50% discount to the volume weighted average price of the Company’s stock over the last five days of trading immediately preceding the date of exercise.

During the three months ended March 31, 2020, the Company recorded $96,997 (2019 - $82,634) in interest expense on the Third KF Loan at 15% per annum, the default rate of interest.

In consideration for the Third KF Loan Agreement, the Company issued to KFBV non-transferrable share purchase warrants for a total of 8,000,000 shares of the Company’s common stock, exercisable at a price of $0.10 per share for a period expiring January 15, 2021 (the “Third KF Warrants”). The Third KF Warrants include a down-round provision whereby the exercise price of the Third KF Warrants could be adjusted to the lowest offering price of any options, warrants or shares issued subsequent to the issuance of the Third KF Warrants; in case of the Company defaulting on repayment of the  Third KF Loan, the Third KF Warrants can be exercised at a 50% discount to volume weighted average price of the common stock of the Company over the five trading days preceding the date of exercise.

The Third KF Warrants and the Third KF Loan Conversion Feature were determined to be derivatives under ASC 815. At March 31, 2020, the fair value of the derivative liability associated with the Third KF Warrants was $8,000 (2019 - $8,000), and was determined using the Binomial Lattice model using the following assumptions:

	At March 31, 2020	At December 31, 2019
Share Price	$0.0021	$0.0028
Expected Warrant Life	0.79 years	1.04 years
Risk-Free Interest Rate	0.17%	1.59%
Expected Dividend Yield	Nil	Nil
Average Expected Stock Price Volatility	60%	60%

The fair value of the Third KF Loan Conversion Feature was determined using the Binomial Lattice model using the following assumptions:

	At March 31, 2020	At December 31, 2019
Amount Eligible for Conversion	$2,658,647	$2,561,650
Share Price	$0.0021	$0.0028
Expected Life	on demand	on demand
Risk-Free Interest Rate	0.05%	1.48%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	57%	57%

The decrease in shares price may result in the Company having to issue up to 2,532,044,575 shares of its common stock should KFBV decide to exercise its conversion rights under the Third KF Loan.

Summary of the Derivative Liability - Conversion Feature

A summary of the derivative liability associated with the Conversion Feature under the Third KF Loan Agreement is as follows:

As at March 31, 2020
	Fair Value at December 31, 2019	Change on Revaluation at March 31, 2020	Fair Value at March 31, 2020
Third KF Loan Conversion Feature	$1,829,750	$702,295	$2,532,045

As at December 31, 2019
	Fair Value at December 31, 2018	Change on Revaluation at December 31, 2019	Fair Value at December 31, 2019
Third KF Loan Conversion Feature	$ 2,125,510	$(295,760)	$ 1,829,750

Summary of the Derivative Liabilities - Warrants

A summary of the derivative liabilities associated with the warrants under the KF Loan Agreements and their amendments is as follows:

As at March 31, 2020
	Fair Value at December 31, 2019	Change on Revaluation at March 31, 2020	Fair Value at March 31, 2020
First KF Warrants	$11,643	$(1,194)	$10,449
Second KF Warrants	12,275	(1,337)	10,938
Third KF Warrants	8,000	-	8,000
Total	$31,918	$(2,531)	$29,387

As at December 31, 2019
	Fair Value at December 31, 2018	Change on Revaluation at December 31, 2019	Fair Value at December 31, 2019
First KF Warrants	$42,990	$(31,347)	$11,643
Second KF Warrants	45,087	(32,812)	12,275
Third KF Warrants	40,000	(32,000)	8,000
Total	$128,077	$(96,159)	$31,918

NOTE 5 - SHARE CAPITAL

During the three months ended March 31, 2020, the Company did not have any transactions that resulted in issuance of its common stock.

Warrants

At March 31, 2020 and December 31, 2019, the Company had 29,386,198 warrants issued and exercisable as follows:

Exercise price	Expiry date	Number of warrants outstanding
$0.0011	January 15, 2021	26,854,546
$0.0011	September 1, 2021	2,531,652
$0.0011		29,386,198

At March 31, 2020, the weighted-average remaining contractual life of the outstanding share purchase warrants was 0.85 years.

Options

Effective September 8, 2014, the Company adopted the 2014 Stock Option Plan (the "2014 Plan"). The 2014 Plan allows the Company to grant awards to its officers, directors, and employees.  In addition, the Company may grant awards to individuals who act as consultants to the Company, so long as those consultants do not provide services connected to the offer or sale of the Company’s securities in capital raising transactions and do not directly or indirectly promote or maintain a market for the Company’s securities.

The Company reserved a total of 13,200,000 shares of its common stock for issuance under the 2014 Plan. However, under the terms of the 2014 Plan, at any time after January 1, 2015, the Company can increase the number of authorized shares available under the 2014 Plan up to 15% of the total number of shares of common stock then outstanding.

A continuity schedule of options is as follows:

	March 31, 2020	December 31, 2019
Options, beginning	2,000,000	2,500,000
Options, expired	-	(500,000)
Options, outstanding	2,000,000	2,000,000

At March 31, 2020, the remaining contractual life of the outstanding options to purchase the shares of the Company’s common stock was 1.94 years.

On September 8, 2014, the Company granted options to acquire up to 2,500,000 shares of the Company’s common stock to a Director (the “Options”). These Options were issued under the 2014 Plan.  The Options vested at a rate of 500,000 shares per year, beginning September 1, 2014, and had initial exercise price of $0.50 per share. The Options expire five years after the vesting date thereof. On December 17, 2015, the Options were repriced to $0.10 in accordance with the provisions under the Stock Option Agreement with the Director. As at March 31, 2020, 500,000 options expired unexercised.

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

The forward-looking statements in this Quarterly Report on Form 10-Q for the interim period ended  March 31, 2020, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of the filing of this Quarterly Report on Form 10-Q and Triton disclaims any obligation to publicly update these statements or disclose any difference between its actual results and those reflected in these statements. Triton may, from time to time, make oral forward-looking statements. Triton strongly advises that the above paragraphs and the risk factors described in this Quarterly Report and in Triton’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Triton to materially differ from those in the oral forward-looking statements. Triton disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Cautionary Statement of No Auditor Review

The unaudited interim condensed consolidated financial statements included in this quarterly report on Form 10-Q have not been reviewed by an independent auditor. They have been prepared by management of the Company in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K along with unaudited, management prepared, consolidated financial statements for the year ended December 31, 2019, filed with the United States Securities and Exchange Commission (the “SEC”) on March 30, 2020.

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

Both systems can work as stand-alone units and can be used in conjunction with one another to get the ultimate results. The fairly small size of Njord System and capability of it working in both open and closed loop modes makes the system versatile for installation on new builds as well as for retrofitting existing vessels. Its unique design does not require the addition of any chemicals and results in minimal back pressure, allowing for an extended longevity of a ships’ engine.

On April 6, 2020, we received a notice from Dale Matheson Carr-Hilton Labonte LLP (“DMCL”), our independent auditor, regarding their resignation, which was made effective April 6, 2020. Based on the confirmation from DMCL, no reportable event has arisen during the term of their engagement.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended
	March 31, 2020	March 31, 2019	Percentage Increase / (Decrease)
Operating expenses	$(7,122)	$(18,100)	(60.7)%
Change in fair value of derivative liabilities	(699,764)	(437,258)	60.0%
Foreign exchange gain (loss)	16,813	(3,769)	(546.1)%
Interest	(459,318)	(393,108)	16.8%
Net loss	$(1,149,391)	$(852,235)	34.9%

Revenues

We did not generate any revenue during the three months ended March 31, 2020 and 2019. Due to significant shortage of financial resources, we do not expect to have operating revenue in the foreseeable future.

Operating Expenses

During the three-month period ended March 31, 2020, our operating expenses decreased by $10,978 or 60.7% to $7,122 as compared to $18,100 we incurred during the three-month period ended March 31, 2019. The largest expense items during the current period included professional fees of $3,123 (2019 - $14,314), which were mainly associated with maintenance of our patents and patent applications, and filing and regulatory fees of $3,238 (2019 - $2,308).

Other Items

During the three months ended March 31, 2020, we recorded $699,764 loss (2019 - $437,258) on cumulative change in the fair value of the derivative liabilities associated with the warrants we issued to KFBV pursuant to the KF Loans and the conversion feature available under the Third KF Loan. The cumulative change in fair value of the derivative liabilities consisted of $2,531 gain (2019 - $18,854 loss) we recorded on the fair values of the derivative liabilities associated with the KF Warrants and $702,295 loss (2019 - $418,404) we recorded on fair values of the derivative liability associated with the conversion feature available under the Third KF Loan Agreement.

During the three months ended March 31, 2020, we recorded a total of $459,318 in interest expenses (2019 - $393,108), of which $426,318 was associated with interest accrued on KF Loans (2019 - $363,189) and $33,000 was associated with interest accrued on the notes payable we issued to Mr. Norling, KFBV, and other third-party lenders (2019 - $29,919).

During the three months ended March 31, 2020 we recorded an unrealized gain on foreign exchange, which amounted to $16,813 (2019 - loss of $3,769).

Liquidity and Capital Resources

Our financial position at March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
Current assets	$10,010	$13,605
Current liabilities	19,257,812	18,112,016
Working capital deficit	$(19,247,802)	$(18,098,411)

As of March 31, 2020, we had a cash balance of $2,389, a working capital deficit of $19,247,802, and cash flows used in operations of $61 for the three months then ended. Of our working capital deficit at March 31, 2020, $29,387 was attributed to the fair value of the derivative liabilities associated with the KF Warrants and $2,532,045 was attributed to the Third KF Loan Conversion Feature. During the three-month period ended March 31, 2020, we funded our operations with $612 we received from KFBV under the advances for working capital which accumulate interest at 10% per annum compounded monthly.

As of March 31, 2020, we owed a total of $12,047,322 (2019 - $11,621,004) to KFBV under the terms of the First KF Loan, the Second KF Loan and the Third KF Loan, consisting of (i) $5,900,000 (2019 - $5,900,000) in principal amount of all KF Loans, (ii) $1,343,113 (2019 - $1,343,113) in accrued interest thereon calculated using the stated interest rate of 10% per annum compounded monthly until January 15, 2017, when all  KF Loans became due and payable, (iii) $4,442,053 (2019 - $4,015,735) in accrued interest at a default rate of interest, which was calculated on $7,243,113 owed and payable on January 15, 2017, and (iv) $362,156 (2019 - $362,156) associated with penalty we accrued on an unpaid balance due on January 15, 2017.

During the three-month period ended March 31, 2020, our operating activities were not generating any cash flows. Our only source of financing during the three-month period ended March 31, 2020, came from KFBV advances for working capital. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under the KF Loans, which became due and payable on January 15, 2017, and as of the date of the filing of this Form 10-Q are in default.

There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the KF Loans should KFBV furnish us with a demand to pay, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing, or re-negotiate the terms of our debt obligations. Our ability to raise financing from other sources is restricted under the terms of the KF Loan Agreements. Under the terms of those agreements, we may not incur additional debt financing (other than trade payables incurred in the ordinary course of business), sell any material assets, sell any of our equity securities as part of any transaction that would result in a change in control, or engage in any corporate reorganization while any amounts remain outstanding under KF Loan agreements without KFBV’s prior written consent.

Although Robert C. Kopple, the Chairman of our Board of Directors, is the principal of KFBV, there is no assurance that we will be able to obtain additional financing from KFBV, re-negotiate the terms of the KF Loans, or obtain KFBV’s consent to other financing alternatives, if needed.

Cash Flows

	Three Months Ended March 31,
	2020	2019
Cash flows used in operating activities	$(61)	$(9,354)
Cash flows provided by financing activities	612	9,392
Net increase in cash during the period	$551	$38

Net Cash Used in Operating Activities

Net cash used in operating activities during the three-month period ended March 31, 2020, was $61. This cash was primarily used to cover our cash operating expenses of $7,112 and was offset by a $4,146 decrease in our prepaid expenses, and a $2,905 increase in our accounts payable and accrued liabilities.

Net cash used in operating activities during the three-month period ended March 31, 2019, was $9,354. This cash was primarily used to cover our cash operating expenses of $18,068 and was offset by a $5,761 decrease in our prepaid expenses, and a $2,953 increase in our accounts payable.

Non-cash Items

During the three months ended March 31, 2020 and 2019, our net loss was further increased by the following expenses that did not have any impact on cash used in operations:

•$459,318 (2019 - $393,108) in interest we accrued on our notes and advances payable, of which $426,318 (2019 - $363,189) was associated with interest we accrued on the balances payable on the KF Loans;

•$699,764 loss (2019 - $437,258) we recorded on revaluation of the derivative liabilities associated with the KF Warrants and the Third KF Loan Conversion Feature as, pursuant to the guidance provided by ASC 815, we must revalue derivative liability at each reporting period based on the fair market value of our common shares on the reporting date.

•$16,803 gain (2019 - $3,801 loss) we recorded on changes associated with foreign exchange fluctuations.

Net Cash Provided by Financing Activities

During the three-month period ended March 31, 2020, KFBV advanced to us $612 (2019 - $9,392) for working capital. These advances accumulate interest at 10% per annum and are payable on demand.

As of March 31, 2020, we owed a total of $12,047,322 under the KF Loans, consisting of (i) $5,900,000 in principal amount of all KF Loans, (ii) $1,343,113 in accrued interest thereon calculated using the stated interest rate of 10% per annum, (iii) $4,442,053 in accrued interest at a default rate of interest, and (iv) $362,156 associated with late payment fee we accrued on an unpaid balance due on January 15, 2017. At March 31, 2020, the KF Loans were in default; however, we have not been served with a default notice by KFBV.

Going Concern

The notes to our condensed consolidated financial statements at March 31, 2020, disclose our uncertain ability to continue as a going concern. As of the date of this Quarterly report on Form 10-Q we have accumulated a deficit of $82,729,496 and additional financing will be required to fund and support our operations.

In February of 2017, majority of our top management resigned from their positions with the Company. Resignations of Mr. Aasen and Mr. Norling have left the Company without technical expertise required for the Company to continue development and marketing of our emission technologies, creating an uncertainty as to our ability to finalize our current projects to install our DSOX Fuel Purification Systems. In April 2017 we commissioned Norling Inc. to perform the testing of our DSOX Fuel Purification Systems, which were completed in late June 2017, however, did not yield satisfactory results required to secure potential contracts on installation.

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

On April 6, 2020, our independent auditor resigned. Based on the confirmation from DMCL, no reportable event has arisen during the term of their engagement, however, we do not have sufficient funds to continue to retain their services.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Uncertainty due to Global Outbreak of COVID-19

In March of 2020, the World Health Organization declared an outbreak of COVID-19 Global pandemic. The COVID-19 has impacted vast array of businesses through the restrictions put in place by most governments internationally, including the USA federal government as well as provincial and municipal governments, regarding travel, business operations and isolation/quarantine orders. At this time, it is unknown to what extent the impact of the COVID-19 outbreak may have on the Company as this will depend on future developments that are highly uncertain and that cannot be predicted with confidence. These uncertainties arise from the inability to predict the ultimate geographic spread of the disease, and the duration of the outbreak, including the duration of travel restrictions, business closures or disruptions, and quarantine/isolation measures that are currently, or may be put, in place world-wide to fight the virus. While the extent of the impact is unknown, the COVID-19 outbreak may hinder the Company’s ability to raise financing for operating costs due to uncertain capital markets, supply chain disruptions, increased government regulations and other unanticipated factors, all of which may also negatively impact the Company’s business and financial condition.

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

Fair Value of Financial Instruments

Our financial instruments include cash, accounts receivable, accounts payable, notes and advances payable, amounts due to related parties, loans payable and derivative liabilities. The fair values of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash.

At March 31, 2020, we had $2,389 in cash on deposit with a large chartered Canadian bank. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Reclassifications

Certain prior period amounts in the accompanying unaudited interim condensed consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Financial Officer and Chairman of our board of directors, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2020. Based on the evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms due to limited segregation of duties and critical shortage of funding.

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

During the quarter ended March 31, 2020, other than noted above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on March 30, 2020.

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

Exhibit Number	Description of Exhibit
10.38	Amendment Agreement to those loan agreements dated July 28, 2015 and November 6, 2015 between Triton Emission Solutions Inc. and Paer Tomas Rasmus Norling dated January 8, 2016.(28)
10.39	Promissory Note dated September 13, 2016, in respect of the principal sum of $110,000 between Triton Emission Solutions Inc. and KF Business Ventures, LP.(29)
10.40	Amendment No. 3 to Sales and Purchase Agreement dated as of December 22, 2016, between LMS Shipmanagement, Inc. and Triton Emission Solutions Inc. (30)
10.41	Executive Recruitment Retained Search Agreement dated as of August 8, 2018, between Flagship Management LLC. and Triton Emission Solutions Inc.(31)
31.1	Certification of Chairman of the board of directors of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman of the board of directors of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

TRITON EMISSION SOLUTIONS INC.

Date:	May 11, 2020	By:	/s/ Robert Kopple
ROBERT KOPPLE
Chairman

Date:	May 11, 2020	By:	/s/ John da Costa
JOHN DA COSTA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)